Form 10-K
period 2002-09-29
OVERHILL FARMS INC
filed 2003-01-07
CIK 1101020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-K

       (Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended September 29, 2002

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from            to

                         Commission file number 1-16699

                              OVERHILL FARMS, INC.
             (Exact name of registrant as specified in its charter)

                   Nevada                                       75-2590292
                   ------                                       ----------
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                    Identification Number)

            2727 East Vernon Avenue
               Vernon, California                                  90058
               ------------------                                  -----
    (Address of principal executive offices)                    (zip code)


       Registrant's telephone number, including area code: (323) 582-9977

              Securities registered under Section 12(b) of the Act:

              Title of each class                Name of each exchange on which
              to be so registered                each class is to be registered

         Common Stock, par value $0.01               American Stock Exchange

           Securities registered under Section 12(g) of the Act: None

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

       The aggregate market value of voting stock held by non-affiliates of the registrant as of December 20, 2002 (based on the closing price on such date on the American Stock Exchange) was approximately $10,073,000. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

       There were 12,338,797 shares of common stock outstanding as of December 20, 2002.

                                TABLE OF CONTENTS

PART I

  ITEM 1       Business                                                                                           1
  ITEM 2       Properties                                                                                         3
  ITEM 3       Legal Proceedings                                                                                  4
  ITEM 4       Submission of Matters to a Vote of Security Holders                                                4

PART II

  ITEM 5       Market for the Company's Common Stock and Related Stockholder Matters                              5
  ITEM 6       Selected Financial Data                                                                            7
  ITEM 7       Management's Discussion and Analysis of Financial Condition and Results of Operations              9
  ITEM 7A      Quantitative and Qualitative Disclosures About Market Risk                                        23
  ITEM 8       Financial Statements and Supplementary Data                                                       23
  ITEM 9       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure              23

PART III

  ITEM 10      Directors and Executive Officers of the Registrant                                                24
  ITEM 11      Executive Compensation                                                                            26
  ITEM 12      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters    31
  ITEM 13      Certain Relationships and Related Transactions                                                    32
  ITEM 14      Controls and Procedures                                                                           35

PART IV

  ITEM 15      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                  36

  SIGNATURES                                                                                                     40

  CERTIFICATIONS                                                                                                 41

                                       (i)

                                     PART I

ITEM 1.  Business

History

     Overhill Farms, Inc. was formed in 1995 as a Nevada corporation. In May 1995, we acquired all of the operating assets of IBM Foods, Inc. for a cash payment of $31.3 million, plus the assumption of certain liabilities. While our business is nationwide, our headquarters are located in Vernon, California, and we have facilities throughout Southern California. During August 2000, we purchased the operating assets and trademarks of the Chicago Brothers food operations from a subsidiary of Schwan's Sales Enterprises, Inc. for total consideration of $4.2 million, consisting of cash of $3.3 million and a note payable to the seller for $900,000.

     We were a 99% owned subsidiary of TreeCon Resources, Inc., formerly known as Overhill Corporation, until the completion of our spin-off in October 2002. In the spin-off, TreeCon Resources distributed all of the outstanding shares of our common stock that it owned to the holders of record of TreeCon Resources common stock as of the close of business on September 30, 2002.

Products and Services

     Overhill Farms, Inc. is a value-added manufacturer of quality frozen food products including entrees, plated meals, meal components, soups, sauces, poultry, meat and fish specialties. We are positioned as a provider of custom prepared foods to a number of prominent customers such as Albertson's, Jenny Craig Products, Carl's Jr., Jack in the Box, Panda Restaurant Group, Schwan's and King's Hawaiian/Pinnacle Foods as well as most domestic airlines, including American Airlines, United Airlines and Delta Airlines

Sales and Marketing

     We market our products through an internal sales force and outside food brokers. Historically, we have served four industries: airlines, weight loss, foodservice and retail. In previous periods, we identified the foodservice and retail markets as the two segments with the greatest potential for increased sales. Accordingly, we have realigned our sales force and redirected our marketing efforts to concentrate on those two areas.

     Over two-thirds of our sales for the fiscal year ended September 29, 2002 were derived from six customers, Panda Restaurant Group, Jenny Craig Products, King's Hawaiian/Pinnacle Foods, American Airlines, Delta Airlines and Albertson's, representing approximately 21%, 15%, 11%, 9%, 8% and 8% of total sales, respectively. Although our relationships with these customers continue to remain strong, there can be no assurance that these relationships will continue. When possible, we make a concerted effort to sign multi-year supply agreements with our major customers. A decline in sales of our products to these customers or the loss of, or a significant change in the relationship between us and any of these key customers, without the acquisition of replacement business, could have a material adverse effect on our business and operating results. It is our objective to continue to reduce the reliance on a small concentration of accounts by further expansion into custom products for retail and foodservice customers nationwide.

Manufacturing and Sourcing

     Our manufacturing operations are located in five separate facilities with three in the Los Angeles area and two in the San Diego area. With the addition of the San Diego facilities and the outsourcing of certain products, management estimates that the combined facilities are operating at approximately 70% of capacity based on current product mix. We are currently in the process of implementing programs to improve manufacturing efficiencies, including the consolidation of facilities and the addition of equipment to improve freezing capabilities and to automate some operations. We have entered a lease for a new facility in Vernon, California and are currently in the process of consolidating certain of our manufacturing, home office, warehousing, product development and marketing and quality control facilities. Specifically, we expect to close our two facilities in the San Diego area and two of our existing Los Angeles area facilities and consolidate these operations and certain related personnel into our new facility in Vernon, California. The consolidation of these facilities is currently in process and is expected to be fully completed by April 2003.

     Our ability to economically produce large quantities of our products, while at the same time maintaining a high degree of quality, depends on our ability to procure raw materials on a reasonable basis. We rely on a few large suppliers for our poultry products and purchase the remaining raw materials from suppliers in the open market. We do not anticipate any difficulty in acquiring these materials in the future. Raw materials, packaging for production and finished goods are stored on site or in public frozen food storage facilities until shipment.

Backlog

     We typically deliver products directly from finished goods inventory. As a result, we do not maintain a large backlog of unfilled purchase orders. While at any given time there may be a small backlog of orders, our backlog is not material in relation to total sales, nor is it necessarily indicative of trends in our business. Some orders are subject to changes in quantities or to cancellation with 30 days' notice without penalties to customers.

Competition

     Our food products, consisting primarily of poultry, pasta, beef and assorted related products, compete with products produced by numerous regional and national firms. Many of these companies are divisions of larger fully integrated companies such as Tyson Foods and ConAgra, which have greater financial, technical, human and marketing resources than we have. Competition is intense with most firms producing similar products for the foodservice and retail industries. Competitive factors include price, product quality, flexibility, product development, customer service and, on a retail basis, name recognition. We are competitive in this market by our ability to produce mid-sized/custom product runs, within a short time frame and on a cost effective basis. We can give no assurance that we will compete successfully against existing companies or new entrants to the marketplace.

Product Development and Marketing

     We manufacture products in the retail and food service areas with branded and private label entrees. We maintain a comprehensive, fully staffed test kitchen which formulates recipes and upgrades specific products for current customers and establishes production and quality standards. We develop products based upon either customers' specifications, conventional recipes or new product developments. We are continuously developing recipes as customers' tastes and client requirements change. We also maintain a quality control department for testing and quality control.

Intellectual Property

     We have registered the trademark "Overhill Farms," among others, in the United States Patent and Trademark Office, and previously acquired other trademarks including, among others, "Chicago Brothers" and "Florence Pasta and Cheese."

Employees

     The Company's total hourly and salaried workforce consists of approximately 1,000 employees at September 29, 2002. Most of our operations are labor intensive, generally requiring semi-skilled employees. Also, the Los Angeles manufacturing employees are unionized with contracts through 2003 and 2004 covering each of the three plants. Our union contract with Teamsters Local 986, which represents our Plant No. 1 employees, was renewed as of December 1, 2000 through November 30, 2003. Additionally, UFCW Local 770, the union for our other Los Angeles operations, ratified a three-year renewal of their union contract on March 1, 2002. We believe relations with the unions are good.

     Manufacturing processes in San Diego are more machine intensive, requiring more skilled machine operators, mechanics, and supervision. The workforce in San Diego is not unionized, and we consider our relations with all of our employees to be good.

Regulation

     Food manufacturers are subject to strict government regulation, particularly in the health and environmental areas, by the United States Department of Agriculture, also called the "USDA," the Food and Drug Administration, or the "FDA," Occupational Safety and Health Administration, or "OSHA", and the Environmental Protection Agency, or the "EPA". Our food processing facilities are subject to on-site examination, inspection and regulation by the USDA. Compliance with the current applicable federal, state and local environmental regulations has not had, and we do not believe that in the future such compliance will have, a material adverse effect on our financial position, results of operations, expenditures or competitive position. To date, we have never been required to recall any of our products. During 1997, we implemented a Hazard Analysis Critical Point Plan to ensure proper handling of all food items. This plan is currently in use by us as well.

ITEM 2.  Properties

     We lease three manufacturing facilities in the Los Angeles, California area. Plant No. 1 is located in Inglewood, California and has 39,000 square feet of manufacturing area. Plants No. 2 and No. 3 are located in Vernon, California and have 49,000 and 27,000 square feet of manufacturing area, respectively. In addition to the manufacturing facilities, we also lease two warehouse facilities in Inglewood, California, one of which consists of 13,500 square feet of dry goods storage and the other consisting of 11,500 feet of dry goods storage and 7,700 square feet of frozen storage. Our Chicago Brothers operations are conducted in leased facilities in San Diego, California consisting of a manufacturing facility of 33,300 square feet and a 9,400 square foot warehouse and administration facility. We believe that the existing facilities are adequate to meet our requirements in the foreseeable future. However, we entered into a ten-year lease for a 147,210 square foot facility in Vernon, California, and we have begun to consolidate certain of our home office, manufacturing and warehousing, product development, and marketing and quality control facilities into a single location. Management believes that when the plan is fully implemented, we should expect to achieve operating efficiencies as well as a reduction of our dependence on outside cold storage facilities. As part of the consolidation plan, by April 2003 we expect to close our two facilities in San Diego, California and two of our Los Angeles area facilities, Plant No. 1 and Plant No. 3, and consolidate these operations and certain employees into our new Vernon, California facility.

ITEM 3.  Legal Proceedings

     During fiscal 1997, five substantially identical complaints were filed in the United States District Court for the District of Nevada against TreeCon Resources, then known as Polyphase Corporation, and certain of its officers and directors. The lawsuits asserted liability based on alleged misrepresentations that the plaintiffs claimed resulted in the market price of TreeCon Resources' stock being artificially inflated. Although we were, at the time, a wholly owned subsidiary of TreeCon Resources, we were not named as a defendant in any of those actions.

     Following the District Court's granting of summary judgments for the defendants, two of the plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit. In September 2001, those two plaintiffs then requested the Ninth Circuit to enjoin our proposed spin-off from TreeCon Resources. The Court of Appeals denied the plaintiffs' request and directed them to address their request to the District Court. The two plaintiffs thereafter filed an application with the District Court, which restrained the spin-off for a few days until a hearing could be conducted. Following an October 11, 2001 hearing at which counsel for all parties appeared, the District Court dissolved its temporary restraining order, thereby allowing TreeCon Resources to proceed with the spin-off. The plaintiffs did not appeal that decision by the District Court.

     On June 5, 2002, the Ninth Circuit rendered a decision that affirmed several of the trial court's rulings but reversed other rulings and remanded portions of the case for further proceedings in the District Court. Among other things, the Court of Appeals remanded certain claims against TreeCon Resources and four individual defendants for further consideration by the trial court.

     Following remand, the District Court scheduled the trial of the remaining issues in the case for March 10, 2003. The same two plaintiffs then filed a second motion to enjoin the spin-off which the District Court denied on September 26, 2002. The spin-off was completed in October 2002.

     Two of the plaintiffs recently filed a motion for class certification which has not yet been decided by the District Court. Those plaintiffs have advanced damage estimates for a proposed class in excess of $3,000,000. Any monetary recovery by the plaintiffs in that action, however, should not affect us unless and until the plaintiffs were to file another lawsuit and were able to recover damages directly against us.

     From time to time, we are involved in various lawsuits, claims and proceedings related to the conduct of our business. Management does not believe that the disposition of any pending claims is likely to have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     On October 29, 2002, the holders of a majority of our outstanding stock approved by written consent proposals to:

     .    amend and restate our Articles of Incorporation;

     .    amend and restate our Bylaws;

     . appoint directors to fill in three vacancies on the board of directors; and

     . approve our Employee Stock Option Plan. However, we intend to ask our stockholders to approve the plan at our next annual meeting of stockholders.

                                     PART II

ITEM 5.  Market for the Company's Common Stock and Related Stockholder Matters

     Our common stock began trading on the American Stock Exchange under the symbol OFI on November 1, 2002. At December 20, 2002, we had 188 stockholders of record.

     We have never paid cash dividends and do not anticipate paying them in the foreseeable future. We currently anticipate that no cash dividends will be paid on our common stock in the foreseeable future in order to conserve cash for use in our businesses, including possible future acquisitions. Our board of directors will periodically re-evaluate this dividend policy taking into account our operating results, capital needs, the terms of our financing arrangements and other factors. Also, our current financing arrangements prohibit us from paying dividends.

Recent Sales of Unregistered Securities

     In connection with the refinancing of certain indebtedness in December 1997, warrants to purchase 7.75 shares of our common stock, exercisable for a total consideration of $50,000, were issued to Durham Capital Corporation, an unrelated consulting firm. These warrants were exercised in December 2000.

     In November 1999, in connection with the purchase of a $28 million secured senior subordinated note by our senior subordinated creditor, we issued to it a warrant to purchase 166.04 shares of our common stock exercisable immediately at an exercise price of $0.01 per share. This warrant became exercisable for 1,994,141 shares of our common stock at an exercise price of $0.0000008 per share as a result of the 12,010-shares-for-1 stock split approved by our Board of Directors in connection with the spin-off. This warrant was exercised as to 1,994,040 shares in December 2002 and remains exercisable as to 100 shares. At the date of issuance, this warrant was estimated to have a fair value of $2.37 million.

     Our senior subordinated creditor is the holder of a secured senior subordinated note, which it purchased from us in November 1999 pursuant to a securities purchase agreement. We amended and restated the securities purchase agreement, the note and various related agreements in connection with the spin-off. The note bears interest at a base rate per annum of 13.25%, with interest payable monthly. However, if we achieve specified EBITDA tests for the fiscal year ending September 2003, the base rate will be reduced to 12.5%. The note matures on October 31, 2004. We are required to make mandatory principal payments each January for the previous fiscal year in an amount equal to 50% of the excess cash flow, as defined. The amount of the principal prepayment for the fiscal year ended September 29, 2002 is approximately $541,000. We may make voluntary principal prepayments at any time, subject to prepayment premiums. The securities purchase agreement contains various covenants, including financial covenants covering restrictions on capital expenditures, minimum EBITDA and net worth levels, and specified debt service and debt to equity ratios. In addition, the terms of the securities purchase agreement prohibit changes in control, including ownership and management personnel, and contains customary restrictions on incurring indebtedness and liens, making investments, paying dividends and making certain loans or advances. The note and all other obligations owing by us to our senior subordinated creditor are secured by subordinated liens on substantially all of our assets and by a guaranty of Overhill L.C. Ventures, Inc., our subsidiary. In connection with the spin-off, our senior subordinated creditor released TreeCon Resources from its guaranty and released its lien on our common stock held by TreeCon Resources, which secured TreeCon Resources' guaranty. The agreement requires us to pay our senior subordinated creditor, during each January, annual consulting fees of $180,000.

     In 2002, we entered into various amendments to our securities purchase agreement with our senior subordinated creditor with respect to, among other things, the consolidation of our facilities and amendments to our financial covenants with it. In exchange for our senior subordinated creditor's consent and agreement to amend the securities purchase agreement and other investment documents and certain other consideration, in January 2002 we issued to it 23.57 shares of our Series A Convertible Preferred Stock valued at $750,000, and in September 2002 we issued to it a warrant to purchase 57.57 shares of our common stock valued at $1,100,000 and agreed to pay a restructuring fee in an aggregate amount of $423,000 payable in three installments ending in March 2003. After giving effect to the 12,0101-shares-for-1 stock split declared in connection with the spin-off, the shares of Series A Convertible Preferred Stock are convertible into 283,076 shares of our common stock, and the warrant was exercisable for 691,416 shares of our common stock at an exercise price of $0.0000008 per share. This warrant was exercised as to 691,315 shares in December 2002 and remains exercisable as to 100 shares. The designations for the Series A Convertible Preferred Stock provide the holder with, among other things, a liquidation preference per share of $31,820.11, plus declared and unpaid dividends, voting rights along with holders of common stock, protective provisions, conversion rights and anti-dilution protection. In September 2002, a previous agreement for an interest rate reduction upon our making certain voluntary prepayments and our obligation to make a $500,000 cash payment in the event we did not repurchase the previous warrant or shares issuable under the warrant upon repayment of our senior subordinated debt was terminated.

     Our securities purchase agreement with our senior subordinated creditor provides that it is entitled to anti-dilution protection so that the shares of common stock issuable upon exercise of its warrants and conversion of its shares of our Series A Convertible Preferred Stock will represent in the aggregate not less than 24.0% of our outstanding shares of capital stock, determined on a fully diluted basis and including the reservation of shares of common stock for issuance under our 2002 Employee Stock Option Plan. In November 2002, we issued 252,632 shares of our common stock to our senior subordinated creditor representing all shares currently issuable pursuant to the anti-dilution protection.

     Pursuant to our equity repurchase option agreement with our senior subordinated creditor, we have the right to repurchase from it, in whole but not in part, the shares of our common stock issuable upon exercise of the warrants and conversion of the shares of our Series A Convertible Preferred Stock it holds and the shares of our Series A Convertible Preferred Stock it holds. We may exercise this option if:

     . a default occurs under the securities purchase agreement and the holder provides written notice to us requesting that we make payments in addition to those which we are then obligated to make under our then existing financing arrangement or declares all of our obligations to the holder under the securities purchase agreement to be immediately due and payable, or

     . if we notify the holder that we intend to merge, sell all or a significant portion of our assets, reorganize or recapitalize or enter into a bona fide transaction valued at more than $8.0 million and it does not consent to the transaction.

     If we exercise our repurchase option, we may repurchase its shares of our common stock for:

     . if our common stock is publicly traded, the greater of the current market price per share or an amount per share based on a predetermined formula, or

     . if our common stock is not publicly traded, an amount based on the predetermined formula.

     We may repurchase its shares of our Series A Convertible Preferred Stock for an amount equal to the greater of:

     . the number of shares of our common stock issuable upon conversion of the shares of Series A Convertible Preferred Stock being repurchased multiplied by the per share amount determined with respect to our common stock, and

     .  $540,000.

     None of the transactions described above involved any underwriters, underwriting discount or commissions, or any public offering, and we believe that the transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof or Regulation D promulgated thereunder. Both investors represented their intentions to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the instruments issued to them. Both investors had adequate access, through their relationships with us, to information about us.

ITEM 6.  Selected Financial Data

     The following table sets forth selected historical financial data of Overhill Farms, Inc. The selected financial data as of and for each of the last five fiscal years has been derived from the consolidated financial statements of Overhill Farms, Inc., which have been audited by Ernst & Young LLP, independent auditors.

     The selected historical statement of income data set forth below may not reflect certain changes that will occur in the operations and capitalization of our company as a result of the spin-off. Before the spin-off, we operated as part of TreeCon Resources. Because the data reflect periods during which we did not operate as an independent public company, the data may not reflect the results of operations or the financial position that would have resulted if we had operated as a separate, independent public company during the periods shown. In addition, the data may not necessarily be indicative of our future results of operations or financial position. The historical data should be read in conjunction with sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes included elsewhere in this Form 10-K.

                                                               Fiscal Year Ended
                               ---------------------------------------------------------------------------------
                                 September 29,   September 30,    October 1,    September 26,    September 27,
                                      2002            2001           2000            1999             1998
                                      ----            ----           -----           -----            ----
Income Statement Data (in
thousands, except per share
information):

Net Revenues                        138,119        $162,158        $145,418       $113,016          $93,349

Operating Income (a)                  7,298           9,483          10,813          7,384            4,977

Income (Loss) Before
   Extraordinary Items (a)            1,030           2,242           3,331          1,002             (136)

Net Income (Loss) (a)                 1,030           2,242           2,492          1,002             (506)

Net Income (Loss) per share -
   Basic (a) (b)                   $   0.11        $   0.24        $   0.27       $   0.11           ($0.05)

Net Income (Loss) per share -
   Diluted (a) (b)                 $   0.09        $   0.20        $   0.22       $   0.08           ($0.05)

                                                            As of Fiscal Year Ended
                               ---------------------------------------------------------------------------------
                                 September 29,   September 30,    October 1,    September 26,    September 27,
                                      2002            2001           2000            1999             1998
                                      ----            ----           -----           -----            ----
Balance Sheet Data (in
thousands):

Total Assets                         59,018        $ 54,207        $ 57,946       $ 38,987          $34,108

Long-Term Debt                       36,242          32,951          40,860         32,355           22,308

Total Liabilities                    53,666          50,743          57,602         41,669           38,728

Retained Earnings                     7,842           6,812           4,570          2,078            1,076

Stockholders' Equity
(Deficit)                             5,352           3,464             344         (2,682)          (4,620)

(a) The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2001 and, accordingly, has ceased amortization of goodwill. Had the Company been accounting for goodwill under SFAS No. 142 for all periods presented, operating income would have increased by $850,000 in fiscal 2001 and $650,000 in fiscal 2000, 1999 and 1998, income (loss) before extraordinary items would have increased by $548,000 in fiscal 2001 and $429,000 in fiscal 2000, 1999 and 1998, and net income (loss) would have increased by $548,000 ($0.06 per share and $0.05 per diluted share) in fiscal 2001, $429,000 ($0.05 per share and $0.04 per diluted share) in fiscal 2000, $429,000 ($0.05 per share and $0.04 per diluted share) in fiscal 1999, and $429,000 ($0.05 per share and $0.04 per diluted share) in fiscal 1998.

(b) Per share data for all periods presented have been retroactively adjusted for the 12,010-shares-for-1 stock split declared by the Company's Board of Directors in October 2002 in connection with the spin-off transaction.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Overhill Farms, Inc. is a value-added manufacturer of quality frozen food products including entrees, plated meals, meal components, soups, sauces, poultry, meat and fish specialties. We provide custom prepared foods to a number of prominent customers such as Albertson's, Jenny Craig Products, Carl's Jr., Jack in the Box, Panda Restaurant Group, Schwan's and King's Hawaiian/Pinnacle Foods as well as most domestic airlines, including American Airlines, United Airlines and Delta Airlines. We manufacture products in the retail and foodservice areas with branded and private label entrees and components. Historically, we have served four industries: airlines, weight loss, foodservice and retail.

     In May 1995, we acquired all the operating assets of IBM Foods, Inc. for $31.3 million plus the assumption of certain liabilities of the acquired business. Our headquarters are located in Vernon, California, and we have operations throughout Southern California. During August 2000, we purchased the operating assets and trademarks of the Chicago Brothers food operations from a subsidiary of Schwan's Sales Enterprises, Inc. for $4.2 million, consisting of cash of $3.3 million and a note payable to the seller for $900,000.

     We were a 99% owned subsidiary of TreeCon Resources, Inc., formerly known as Overhill Corporation, until the completion of our spin-off in October 2002. After a strategic review initiated in fiscal year 2001, TreeCon Resources concluded that its food group, comprised of our company, would be able to grow faster and be a stronger competitor as a separate company. In the spin-off, TreeCon Resources distributed all of the outstanding shares of our common stock that it owned to the holders of record of TreeCon Resources common stock as of the close of business on September 30, 2002. We believe the spin-off, which occurred in October 2002, will enable our business to expand and grow more quickly and efficiently in the following ways:

         . Our business, involving the production of high quality entrees, plated meals, meal components, soups, sauces and poultry, meat and fish specialties, has different fundamentals, growth characteristics and strategic priorities than TreeCon Resources' forestry segment, which is a distributor of forestry and construction equipment and related activities. The separation of our food business from the forestry business will enable us to focus on our own strategic priorities, increase our ability to capitalize on growth opportunities for our businesses and enhance our ability to respond more quickly to changes in the competitive markets in which we operate.

         . The spin-off will enable us to have direct access to the financial markets, both debt and equity. We intend to raise our own equity capital that we will use to expand our businesses by accelerating new higher-margin product introductions through increased product development investment; to further develop our manufacturing capabilities; and to pursue selected acquisitions.

         . The spin-off will enable us to recruit, retain and motivate key employees by providing them with stock-based compensation incentives directly tied to the success of our businesses.

     Our strategy is to be the leading developer and manufacturer of value-added food products and provider of custom prepared foods. We intend to create superior value for our stockholders by continuing to execute our growth and operating strategies. We employ the following corporate strategies:

         .  focus on sectors with attractive growth characteristics;

         .  invest in and operate efficient production facilities;

         .  provide customer service-oriented distribution;

         . offer a broad range of products to customers in multiple channels of distribution; and

         . continue to pursue growth through strategic acquisitions and investments.

Results of Operations

Fiscal Year Ended September 29, 2002 Compared to Fiscal Year Ended September 30, 2001

     Net Revenues. For the fiscal year ended September 29, 2002, our net revenues decreased $24,039,000 (14.8%) to $138,119,000 as compared to $162,158,000 for the fiscal year ended September 30, 2001. This revenue decrease is substantially the result of a decrease in airline sales during the period. In 2002, sales to airline customers were approximately $35.0 million, or 25.3% of total net sales as compared to sales of $54.7 million, or 33.8% of total net sales in 2001.

     The tragic events of September 11, 2001 have significantly impacted our sales to airline-related customers. Though the long-term effect of these events on the airline industry, airline revenues, and on our business in particular, cannot be accurately determined at this time, we are estimating that in the near term, sales to airline customers will experience little to no growth from 2002 levels.

     Gross Profit. Gross profit for the fiscal year ended September 29, 2002 decreased $5,895,000 to $22,621,000 from $28,516,000 for the fiscal year ended September 30, 2001. Gross profit as a percentage of net revenues for the fiscal year ended September 29, 2002 was 16.4% compared to 17.6% in the comparable prior period. The decrease in gross profit as a percentage of net revenues is primarily attributable to the significant decrease in sales to airline-related customers, as well as lower overall margins due to higher employee insurance costs of approximately $200,000 in 2002 as compared to 2001 and competitive pricing, offset somewhat by increased production and materials cost efficiencies achieved during the current year.

     We have begun to consolidate certain of our home office, manufacturing and warehousing, product development, and marketing and quality control facilities into a single location. Though we are currently in the process of implementing various stages of this plan, management believes that when the plan is fully implemented, we should expect to achieve significant operating efficiencies as well as a reduction of our dependence on outside cold storage facilities.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal year ended September 29, 2002 decreased $3,710,000 to $15,323,000 (11.1% of sales) from $19,033,000 (11.7% of sales) in the year earlier period. SG&A decreased overall primarily due to lower freight expenses related to the decrease in airline revenues and the ceasing of goodwill amortization during 2002, and additionally on a percentage basis primarily due to lower travel, advertising and compensation costs.

     Interest Expense. Interest expense for 2002 was $4,651,000 as compared to $5,372,000 in 2001, a decrease of $721,000. This decrease is primarily the result of lower average interest rates on outstanding borrowings.

     Income Tax Provision. For the fiscal years ended September 29, 2002 and September 30, 2001, our income tax provision was $668,000 and $1,168,000, respectively, or 39.4% and 34.3% of income before income taxes, respectively. The decrease in our income tax provision was a result of the decrease in income before income taxes.

     Net Income. Our net income for the fiscal year ended September 29, 2002 amounted to $1,030,000 as compared to $2,242,000 for the fiscal year ended September 30, 2001.

Fiscal Year Ended September 30, 2001 Compared to Fiscal Year Ended October 1,
2000

     Net Revenues. For the fiscal year ended September 30, 2001, our revenues increased $16,740,000 (11.5%) to $162,158,000 as compared to $145,418,000 for the fiscal year ended October 1, 2000. Compared to the prior fiscal year, we experienced a 34.4% growth rate in foodservice sales and a 4.6% growth rate in airline sales. These revenue increases are primarily the result of our capturing greater market share across several of our key product lines, as well as achieving increases in volume with several significant customers.

     Gross Profit. For the fiscal year ended September 30, 2001, our gross profit increased $354,000 to $28,516,000 as compared to $28,162,000 for the fiscal year ended October 1, 2000. Gross profit as a percentage of net revenues for the fiscal year ended September 30, 2001 was 17.6% compared to 19.4% in the comparable prior year period. The 2001 decrease is primarily the result of startup expenses incurred throughout 2001 related to our Chicago Brothers acquisition in late 2000 (approximately 33%) and competitive airline pricing, particularly in the fourth quarter of fiscal 2001 (approximately 67%).

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal year ended September 30, 2001 increased $1,684,000 (9.7%) to $19,033,000 as compared to $17,349,000 for the fiscal year ended October 1, 2000. This increase is primarily attributable to increased selling expenses (approximately $910,000), higher freight costs (approximately $623,000) and additional costs associated with the Chicago Brothers acquisition (approximately $152,000). For the fiscal year ended September 30, 2001, selling, general and administrative costs as a percentage of sales were 11.7% as compared to 11.9% in fiscal 2000.

     Other Expenses. For the fiscal year ended September 30, 2001, net other expenses increased $389,000 from the comparable 2000 period due primarily to an increase in interest expense.

     Income Taxes. For the fiscal year ended September 30, 2001, our income tax provision was $1,168,000, or 34.3% of income before income taxes and extraordinary item, compared to $1,798,000 for the fiscal year ended October 1, 2000, or 35.1% of income before income taxes and extraordinary item.

     Net Income. Our net income for the fiscal year ended September 30, 2001 amounted to $2,242,000 as compared to $2,492,000 after an extraordinary charge of $838,000 related to early extinguishment of debt, for the fiscal year ended October 1, 2000.

Liquidity and Capital Resources

     Our principal sources of liquidity are cash flow from operations, cash balances and additional financing capacity. Our cash and cash equivalents decreased $73,000 to $8,000 as of September 29, 2002, compared to $81,000 at September 30, 2001.

     During the fiscal year ended September 29, 2002, our operating activities provided cash of approximately $4,528,000, as compared to cash provided of $10,432,000 during fiscal 2001. The cash provided in the current period is primarily due to our operations, with cash favorable changes in accounts receivable and accounts payable balances being offset by uses of cash for changes in inventories, prepaids and other assets and accrued liabilities.

     During the fiscal year ended September 29, 2002, our investing activities resulted in a use of cash of approximately $5,041,000, as compared to $1,229,000 during fiscal 2001. The use of cash in the current period consisted exclusively of additions to property and equipment. In 2002, the Company leased a new facility in Vernon, California where it has begun the consolidation of certain of its assets and operations from other plant and office locations. During the year, the Company spent over $4.3 million for leasehold improvements and equipment in the new Vernon facility.

     During the fiscal year ended September 29, 2002, our financing activities resulted in cash provided of approximately $440,000, as compared to a use of cash of $9,680,000 during fiscal 2001. The cash provided in the current period resulted primarily from net borrowings on our line of credit offset by principal payments on long-term debt and cash payments to and on behalf of our Parent. In the prior year, cash used in financing activities primarily related to net repayments of long-term debt and amounts outstanding on our line of credit.

     Immediately prior to the completion of the spin-off, we received formal consents to the spin-off from our senior creditor, Union Bank of California, N.A. (the "Bank"), and our senior subordinated creditor, Levine Leichtman Capital Partners II, L.P. ("LLCP" or the "Senior Subordinated Lender"). At that time, we entered into amendments and restatements, as appropriate, to our financing agreements and other arrangements with them. These consents, amendments and restatements were necessary to comply with certain provisions in our existing financing agreements with each of these creditors that were affected by the spin-off and related transactions.

     We have a term loan with the Bank evidenced by a note in the original principal amount of $2,400,000, with an outstanding principal balance of $1,150,000 at September 29, 2002. The term loan bears interest at a reference rate announced by the Bank plus one percent. We pay the principal amount of the term loan in monthly installments of $50,000. We used the term loan to finance the acquisition of Chicago Brothers from Schwan's Sales Enterprises, Inc. In December 2002, the maturity of the term loan was extended through November 2003.

     The line of credit with the Bank, as amended, expires in November 2003. As of September 29, 2002, we had approximately $4.0 million available under our revolving line of credit with the Bank. Borrowings under the revolving line of credit bear interest at a rate, as selected by us at the time of borrowing, of prime plus .25% or LIBOR plus 2.50%. The loan agreement provides, among other things, that we are subject to an unused line of credit fee of on the revolving line of credit of .25% per annum and a collateral monitoring fee of $500 per month. The agreement contains various covenants including restrictions on capital expenditures, specified net worth levels and debt service ratios, as well as restrictions on loans, advances and payment of dividends. The line of credit is collateralized by all of our assets. In connection with the spin-off, the Bank provided a limited release to TreeCon Resources from its guaranty of the credit facility and released our common stock owned by TreeCon Resources as collateral for its guaranty, thereby allowing TreeCon Resources to consummate the spin-off. In January 2002, the Bank charged us $120,000 for amendments and waivers of our credit facility that were agreed to at that time. In November 2002, we obtained a one-month extension of the maturity date under our line of credit and in December 2002, we amended our line of credit facility to increase the amount available under the line of credit to $20.0 million, subject to borrowing base availability, reduce the interest rate to prime plus 0.25% or LIBOR plus 2.5%, and further extend the maturity date through November 2003.

     Our senior subordinated creditor is the holder of a secured senior subordinated note, which it purchased from us in November 1999 pursuant to a securities purchase agreement. We amended and restated the securities purchase agreement, the note and various related agreements in connection with the spin-off. The note bears interest at a base rate per annum of 13.25%, with interest payable monthly. However, if we achieve specified EBITDA tests for the fiscal year ending September 2003, the base rate will be reduced to 12.5%. The note matures on October 31, 2004. We are required to make mandatory principal payments each January for the previous fiscal year in an amount equal to 50% of the excess cash flow, as defined. The amount of the principal prepayment for the fiscal year ended September 29, 2002 is approximately $541,000. We may make voluntary principal prepayments at any time, subject to prepayment premiums. The securities purchase agreement contains various covenants, including financial covenants covering restrictions on capital expenditures, minimum EBITDA and net worth levels, and specified debt service and debt to equity ratios. In addition, the terms of the securities purchase agreement prohibit changes in control, including ownership and management personnel, and contains customary restrictions on incurring indebtedness and liens, making investments, paying dividends and making loans or advances. The note and all other obligations owing by us to our senior subordinated creditor are secured by subordinated liens on substantially all of our assets and by a guaranty of Overhill L.C. Ventures, Inc., our subsidiary. In connection with the spin-off, our senior subordinated creditor released TreeCon Resources from its guaranty and released its lien on our common stock held by TreeCon Resources, which secured TreeCon Resources' guaranty. The agreement requires us to pay our senior subordinated creditor, during each January, annual consulting fees of $180,000.

     In connection with the original securities purchase agreement, we issued to our senior subordinated creditor a warrant to purchase 166.04 shares of our common stock exercisable immediately at an exercise price of $0.01 per share. The warrant became exercisable for 1,994,141 shares of our common stock at an exercise price of $0.0000008 per share after giving effect to the 12,010-shares-for-1 stock split declared in connection with the spin-off. This warrant was exercised as to 1,994,040 shares in December 2002 and remains exercisable as to 100 shares. At the date of issuance, this warrant was estimated to have a fair value of $2.37 million.

     In 1999 when we entered into these transactions with the Bank and our senior subordinated creditor, we repaid in full the $22.7 million senior subordinated notes payable and the $9.6 million revolving line of credit outstanding to our previous lenders. Additionally, we repurchased for $3.7 million the warrants held by the previous subordinated lender to purchase 30% of our common stock. Also in connection with the refinancing, we were permitted to make a one-time advance of $1.25 million TreeCon Resources for working capital and other specified purposes. We incurred costs and expenses in connection with the refinancing totaling approximately $1.9 million, substantially all of which was paid to the lenders. The early extinguishment of the previous indebtedness resulted in an extraordinary loss of approximately $1.3 million (net of a $500,000 refund for early payment of the senior subordinated notes), which was recognized during the fiscal year ended October 1, 2000.

     In 2002, we entered into various amendments to our securities purchase agreement with our senior subordinated creditor with respect to, among other things, the consolidation of our facilities and amendments to our financial covenants with it. In exchange for our senior subordinated creditor's consent and agreement to amend the securities purchase agreement and other investment documents and certain other consideration, in January 2002 we issued to it 23.57 shares of our Series A Convertible Preferred Stock valued at $750,000, and in September 2002 we issued to it a warrant to purchase 57.57 shares of our common stock valued at $1,100,000 and agreed to pay a restructuring fee in an aggregate amount of $423,000 payable in three installments ending in March 2003. After giving effect to the 12,010-shares-for-1 stock split declared in connection with the spin-off, the shares of Series A Convertible Preferred Stock are convertible into 283,076 shares of our common stock, and the warrant was exercisable for 691,416 shares of our common stock at an exercise price of $0.0000008 per share. This warrant was exercised as to 691,315 shares in December 2002 and remains exercisable as to 100 shares. The designations for the Series A Convertible Preferred Stock provide the holder with, among other things, a liquidation preference per share of $31,820.11, plus declared and unpaid dividends, voting rights along with holders of common stock, protective provisions, conversion rights and anti-dilution protection. In September 2002, a previous agreement for an interest rate reduction upon our making certain voluntary prepayments and our obligation to make a $500,000 cash payment in the event we did not repurchase the previous warrant or shares issuable under the warrant upon repayment of our senior subordinated debt was terminated.

     Our securities purchase agreement with our senior subordinated creditor provides that, immediately following the spin-off, it is entitled to anti-dilution protection so that the shares of common stock issuable upon exercise of its warrants and conversion of its shares of our Series A Convertible Preferred Stock will represent in the aggregate not less than 24.0% of our outstanding shares of capital stock, determined on a fully diluted basis and including the reservation of shares of common stock for issuance under our 2002 Employee Stock Option Plan. In November 2002, we issued 252,632 shares of our common stock to our senior subordinated creditor representing all shares currently issuable pursuant to the anti-dilution protection.

     As of June 30, 2002, we were in violation of certain financial covenants with respect to our financing arrangements with the Bank and our senior subordinated creditor. As of September 11, 2002, we had received a waiver of these violations from the Bank and an amendment to our financial covenants with our senior subordinated creditor, effective as of June 30, 2002. Additionally, we entered into further amendments to our financing arrangements with both creditors, whereby, among other things, future financial covenant requirements were modified to levels more consistent with the our current and future expected results of operations. As of September 29, 2002, we were in compliance with all of our amended financial covenants. We believe, based upon historical performance, current results of operations for the fiscal year ended September 29, 2002 and forecasted performance for all of fiscal 2003, that it is probable that we will be in compliance with all of our revised financial and other covenant requirements. Accordingly, we have classified our outstanding senior secured debt, which matures in November 2003, and our senior subordinated debt, which matures in November 2004, as long-term, except for contractually current maturities, in the accompanying consolidated balance sheet as of September 29, 2002. In the future, our failure to achieve certain revenue, expense and profitability forecasts could result in a violation of our amended financial covenants under our financing arrangements, which could have a material adverse effect on our financial condition, results of operations or cash flows.

     Pursuant to our equity repurchase option agreement with our senior subordinated creditor, we have the right to repurchase from it, in whole but not in part, the shares of our common stock issuable upon exercise of the warrants and conversion of the shares of our Series A Convertible Preferred Stock it holds and the shares of our Series A Convertible Preferred Stock it holds. We may exercise this option if:

     . a default occurs under the securities purchase agreement and the holder provides written notice to us requesting that we make payments in addition to those which we are then obligated to make under our then existing financing arrangement or declares all of our obligations to the holder under the securities purchase agreement to be immediately due and payable, or

     . if we notify the holder that we intend to merge, sell all or a significant portion of our assets, reorganize or recapitalize or enter into a bona fide transaction valued at more than $8.0 million and it does not consent to the transaction.

     If we exercise our repurchase option, we may repurchase its shares of our common stock for:

     . if our common stock is publicly traded, the greater of the current market price per share or an amount per share based on a predetermined formula, or

     . if our common stock is not publicly traded, an amount based on the predetermined formula.

     We may repurchase its shares of our Series A Convertible Preferred Stock for an amount equal to the greater of:

     . the number of shares of our common stock issuable upon conversion of the shares of Series A Convertible Preferred Stock being repurchased multiplied by the per share amount determined with respect to our common stock, and

     .   $540,000.

     Below is a summarization of our contractual obligations at September 29, 2002.

               Maturities of long-term debt at September 29, 2002

                  Fiscal Year
               -----------------
               2003                                   $ 1,481,600
               2004                                    12,557,048
               2005                                    24,713,291
               2006                                        55,242
                                                      -----------
               Total                                   38,807,181
               Less unamortized debt discount          (1,083,667)
                                                      -----------
                                                      $37,723,514

               Future minimum lease payments at September 29, 2002

                  Fiscal Year
               -----------------
               2003                                   $ 3,704,724
               2004                                     3,271,500
               2005                                     3,158,180
               2006                                     2,738,115
               2007 and thereafter                      5,774,044
                                                      -----------
               Total                                  $18,646,563

     In January 2002, we entered into a lease for a 147,210 square foot facility in Vernon, California, and we have begun to consolidate certain of our home office, manufacturing and warehousing, product development, and marketing and quality control facilities into a single location. See "Business-Manufacturing and Sourcing".

     From time to time, we have made advances to TreeCon Resources for various purposes in the context of our parent-subsidiary relationship. Additionally, we have netted accumulated federal income tax liabilities payable to TreeCon Resources against amounts owed from TreeCon Resources to us. We had approximately $10.5 million in net receivables from TreeCon Resources as of September 29, 2002. During the fiscal years ended September 29, 2002, September 30, 2001 and October 1, 2000, we made cash payments to, or on behalf of, TreeCon Resources of approximately $1.2 million, $500,000 and $1.6 million, respectively for various purposes including tax payments, expense reimbursement and other corporate purposes. In connection with the spin-off, TreeCon Resources transferred to us as partial payment of these net receivables the two promissory notes made in the amounts of $207,375 and $184,875, made by Mr. Rudis and Mr. Shatley, respectively. In connection with the spin-off, TreeCon indemnified us with respect to any current or future tax liabilities for which we might otherwise be liable resulting from the operations of any entity other than us and we agreed with TreeCon resources to cancel any remaining amounts owed to us by TreeCon Resources, or owed to TreeCon Resources by us, as of September 29, 2002 after obtaining the appropriate consents under our financing arrangements.

     The tragic events of September 11, 2001 have significantly impacted our sales to airline-related customers. The effect of these events have been widely publicized, and have included, among other things, a decreased demand for air travel to due a variety of factors and increased costs and reduced operations by airlines, including meal services. Most of our largest airline customers have announced meal service reductions as part of cost efficiency programs. Though the long-term effect of these events on the airline industry, airline revenues, and on our business in particular, cannot be accurately determined at this time, we are estimating that in the near term, sales to airline customers will experience little to no growth from 2002 levels. In 2002, sales to airline customers were approximately $35.0 million, or 25.3% of total net sales as compared to sales of $54.7 million, or 33.8% of total net sales in 2001. Future adverse events in the airline industry, including additional terrorist attacks or other safety issues, additional regulation, significant bankruptcies, or significant continued cost reduction initiatives that further reduce the meal requirements of our largest airline customers, could negatively impact our financial position, results of operations or cash flows. See "Risk Factors Related to Our Business and Industry-Decline in air travel may negatively impact our revenues and costs" and "Business-Sales and Marketing".

     We believe that the funds available to us from operations and existing capital resources will be adequate for our capital requirements for at least the next 12 months.

Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS
146), which addresses financial accounting and reporting for costs associated with exit or disposal activities. These rules supersede ETIF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS 146 requires that costs related to an exit or disposal activity can only be accrued when a liability is actually incurred. SFAS 146 is required to be adopted by us for exit or disposal activities occurring after December 31, 2002. We do not believe the adoption of SFAS 146 will have a material effect on our financial position, results of operations or cash flows.

     In November 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS
144). These rules supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, providing a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. SFAS 144 also supersedes the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as previously required by APB 30). SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, although earlier application is encouraged. We have adopted SFAS 144 as of October 1, 2001. The adoption of SFAS 144 did not have a material effect on our financial position, results of operations or cash flows.

     In June 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142), which requires that goodwill no longer be amortized but instead be tested at least annually for impairment. We have adopted SFAS 142 as of October 1, 2001 and no impairment of goodwill was recorded upon adoption. Had we been accounting for goodwill under SFAS 142 for all periods presented, our income before income taxes and extraordinary item would have increased for fiscal years 2001 and 2000 by $830,000 and $650,000, respectively, and net income would have increased by $548,000 ($0.06 per share and $0.05 per diluted share) and $429,000 ($0.05 per share and $0.04 per diluted share) for fiscal years 2001 and 2000, respectively, with per share data reflecting the effect of the 12,010-shares-for-1 stock split declared in connection with the spin-off.

Critical Accounting Policies

     Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. See Note 2 to the Consolidated Financial Statements. Management believes the following critical accounting policies are related to its more significant estimates and assumptions used in the preparation of its consolidated financial statements.

     Concentrations of Credit Risk. Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral from our customers. Our allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions. Historically, bad debt expense and accounts receivable write-offs, net of recoveries, have been immaterial as we generally transact the substantial portion of our business with large, established food or service related businesses. However, a bankruptcy or other significant financial deterioration of any significant customers could impact their future ability to satisfy their receivables with us.

     For the fiscal years ended September 29, 2002, September 30, 2001, and October 1, 2000, revenues from airline-related customers accounted for approximately 25.3%, 33.7%, 35.0% of total revenues, respectively. Additionally, accounts receivable from airline-related customers accounted for approximately 12.8% of the total accounts receivable balance at September 29, 2002. The results of the tragic events of September 11, 2001 have significantly impacted our sales to airline-related customers. The long-term effect of these events on the airline industry, airline revenues, and on our business in particular, still cannot be accurately determined at this time. These effects, depending upon their scope and duration, which we cannot predict at this time, could negatively impact our financial position, results of operations, or cash flows.

     For the year ended September 29, 2002, net sales of approximately $3.9 million were made to United Airlines. In December 2002, United Airlines filed a petition for bankruptcy reorganization. The Company continues to do business with United and is subject to credit risk as a result thereof. Upon United's filing for bankruptcy, the Company had already collected substantially all of its receivables related to sales that occurred during the fiscal year ended September 29, 2002 through the normal course of business. Additionally, outstanding receivables from United as of the bankruptcy filing date were less than $200,000. The Company will continue to evaluate its business relationship with United on an ongoing basis and, if necessary, will provide reserves against any receivables from United that are determined to be uncollectible.

     Inventories. Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost, which approximates the first-in, first-out (FIFO) method, or market. We use a standard costing system to estimate our FIFO cost of inventory at the end of each reporting period. Historically, standard costs have been materially consistent with actual costs. We determine the market value of our raw ingredients, finished product and packaging inventories based upon references to current market prices for such items as of the end of each reporting period and record a write down of inventory standard cost to market, when applicable.

     Excess of Cost Over Fair Value of Net Assets Acquired. The excess of cost over fair value of net assets acquired (goodwill) is evaluated annually for impairment in accordance with SFAS 142. We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data. No impairment of goodwill was recorded during 2002. A significant deterioration of our operating results and related cash flow reductions could decrease the estimated fair value of our business and thus, cause our goodwill to become impaired.

     Income Taxes. Deferred income taxes recorded using the liability method reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For 2002, we are included in the consolidated federal tax return of TreeCon Resources and have provided for federal taxes on a separate company basis in accordance with SFAS No. 109, "Accounting for Income Taxes." Historically, with respect to our state income taxes, primarily in California, we have been able to reduce our tax liability by offsetting otherwise taxable income with other losses under the TreeCon Resources entity. On a separate company basis, we would have an approximate effective state tax rate of 5%-6%.

Forward-Looking Statements

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning our operations and financial performance and condition. For this purpose, statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others, the impact of competitive products and pricing; market conditions and weather patterns that may affect the cost of raw material as well as the market for our products; changes in our business environment, including actions of competitors and changes in customer preferences; the occurrence of acts of terrorism, such as the events of September 11, 2001, or acts of war; changes in governmental laws and regulations, including income taxes; market demand for new and existing products; and other factors as may be discussed in this report, including those factors described under "Risk Factors," and other reports filed with the Securities and Exchange Commission.

Risk Factors Related to Our Business and Industry

Our ability to compete effectively in the highly competitive food industry may affect our operational performance and financial results.

     The food industry is highly competitive, and our continued success depends in part on our ability to be an efficient producer in a highly competitive industry. We face competition in all of our markets from large, national companies and smaller, regional operators. Some of our competitors, including other diversified food companies, are larger and may have greater financial resources than we do. From time to time we experience price pressure in certain of our markets as a result of competitors' promotional pricing practices as well as market conditions generally. Our ability to reduce costs is limited to the extent efficiencies have already been achieved. Our failure to reduce costs through productivity gains or by eliminating redundant costs resulting from acquisitions would weaken our competitive position. Competition is based on product quality, distribution effectiveness, brand loyalty, price, effective promotional activities and the ability to identify and satisfy emerging consumer preferences. We may not be able to effectively compete with these larger, more diversified companies.

The loss or consolidation of any of our key customers could have a significant negative impact on our financial results.

     The largest purchasers of our products, Panda Restaurant Group, Jenny Craig Products, King's Hawaiian/Pinnacle Foods, American Airlines, Albertson's and Delta Airlines, accounted for approximately 21%, 15%, 11%, 9%, 8% and 8%, respectively, of our sales during the fiscal year ended September 29, 2002. We expect that our sales to these customers will continue to constitute a significant percentage of our revenues. The loss of any of these customers as an outlet for our products could significantly harm our competitive position and operating results.

     In addition, the continued consolidation of food retailers and foodservice distributors has somewhat reduced the number of customers for our products. The additional consolidation of customers for our products could have a significant adverse impact on our financial results. The resulting companies may choose to terminate their relationship with us and purchase products from our competitors. Additionally, if our customers consolidate and grow larger, our customers may demand lower pricing and more favorable terms. Further, these customers may reduce inventories and increase their use of other suppliers. If we fail to use our sales, marketing and manufacturing expertise to respond to these trends, our volume growth could slow or we may need to lower our prices or increase promotional support of our products, any of which would adversely affect our profitability.

Decline in air travel may negatively impact our revenues and costs.

     A significant portion of our business is derived from the airline industry. In 2002, sales to airline customers were approximately $35.0 million, or 25.3% of total net sales as compared to sales of $54.7 million, or 33.8% of total net sales in 2001. The terrorist attacks on the World Trade Center in New York and the Pentagon in Washington, D.C. using hijacked commercial aircraft have been highly publicized. The tragic events of September 11, 2001 have significantly adversely impacted our sales to airline-related customers. Though the long-term effect of these events on the airline industry, airline revenues, and on our business in particular, cannot be accurately determined at this time, we estimate that in the near term, sales to airline customers will experience little to no growth from 2002 levels. The impact that these events may have on the airline industry in general, and on our business in particular, are not known at this time. The effect of these events have included, among other things, a decreased demand for air travel due to a variety of factors and increased costs and reduced operations by airlines, including meal services. Most of our largest airline customers have announced meal service reductions as part of cost efficiency programs. A significant portion of our business focuses on the airline industry, and these effects, depending on their scope and duration, which we cannot predict at this time, could negatively impact our financial position, results of operations or cash flows.

We are subject to cost fluctuations in our operations that may adversely affect our profitability.

     Our business operations may experience operating cost volatility caused by external conditions, market fluctuations and changes in governmental policies. For example, increases in our manufacturing costs and a decrease in our gross profits and operating income in 2001 as compared to 2000 were attributable in part to expenses related to increased energy costs in our California-based facilities. In addition, we use refrigerants in our business extensively, and the cost of refrigerants has increased substantially in recent years. Any substantial fluctuation in our manufacturing or operating costs, if not offset by product price increases, hedging activities or improved efficiencies, may have an adverse impact on our operating performance, business and financial condition.

We are major purchasers of many commodities that we use for raw materials and packaging, and price changes for the commodities we depend on may adversely affect our profitability.

     The raw materials used in our business are largely commodities that experience price volatility caused by external conditions, commodity market fluctuations, currency fluctuations and changes in governmental agricultural programs. Commodity price changes may result in unexpected increases in raw material and packaging costs, and we may be unable to increase our prices to offset these increased costs without suffering reduced volume, revenue and income. Any substantial fluctuation in the prices of raw materials, if not offset by increases in our sales prices, could have an adverse impact on our profitability.

     We attempt to recover our commodity cost increases by increasing prices, promoting a higher-margin product mix and obtaining additional operating efficiencies. We may not be able to continue to offset raw material price increases to the same extent in the future. We enter into contracts for the purchase of raw materials at fixed prices, which are designed to protect us against raw material price increases during their term. We also use paper products, such as corrugated cardboard, aluminum products, and films and plastics to package our products. Substantial fluctuations in prices of packaging materials or continued higher prices of our raw materials could adversely affect our operating performance and financial results.

Concerns with the safety and quality of food products could cause customers to avoid our products.

     We could be adversely affected if our customers and their customers lose confidence in the safety and quality of certain food products. Adverse publicity about these types of concerns, like the recent publicity about genetically modified organisms, "mad cow disease" and foot and mouth disease in Europe, whether or not valid, may discourage our customers from buying our products or cause production and delivery disruptions. Any negative change in customer perceptions about the safety and quality of our products could cause a material adverse effect on our business and financial condition.

If our food products become adulterated or misbranded, we would need to recall those items and may experience product liability claims if consumers are injured as a result.

     Food products occasionally contain contaminants due to inherent defects in those products or improper storage or handling. We have never been required to recall any of our products. Under adverse circumstances food manufacturers may need to recall some of their products if they become adulterated or misbranded and may also be liable if the consumption of any of their products causes injury. A widespread product recall or a significant product liability judgment against us could cause products to be unavailable for a period of time and a loss of customer confidence in our food products and could have a material adverse effect on our business. If we are required to defend against a product liability claim, whether or not we are found liable under such a claim, we could incur substantial costs, our reputation could suffer and our customers might substantially reduce their orders or ordering from us. While we maintain insurance that we believe is adequate to cover this type of loss, liability of this sort could require us to implement measures to reduce our exposure to this liability, which may require us, among other things, to expend substantial resources or to modify our product offerings or to make changes to one or more of our business processes.

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute our stockholder value and adversely affect our operating results.

     Although we have no currently identified acquisition plans, we intend to acquire or make investments in complementary businesses, technologies, services or products from time to time as part of our long term business strategy. Expansion of our operations in this manner would require significant additional expenses and resources. Expansion also could strain our management, financial and operational resources. If we acquire a company, we could have difficulty in assimilating that company's personnel, operations, technology and software. In addition, the key personnel of the acquired company may decide not to work for us. We could also have to incur indebtedness to pay for any future acquisitions. We also may issue equity securities to pay for any future acquisitions, which could be dilutive to our existing stockholders.

Our business is subject to federal, state and local government regulations, the impact of which could have a negative impact on our business and financial position.

     Food manufacturing operations are subject to regulation by various federal, state and local government entities and agencies. As a producer of food products for human consumption, our operations are subject to stringent production, packaging, quality, labeling and distribution standards, including regulations mandated by the Federal Food and Drug Act. We cannot predict whether future regulation by various federal, state and local governmental entities and agencies would harm our business and financial results.

     In addition, our business operations and the past and present ownership and operation of our properties are subject to extensive and changing federal, state and local environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. We cannot assure you that additional environmental issues relating to presently known matters or identified sites or to other matters or sites will not require additional, currently unanticipated investigation, assessment or expenditures.

We may not be able to protect our intellectual property and proprietary rights, which could harm our competitive position, resulting in decreased revenue.

     We believe that our trademarks and other proprietary rights are important to our success and competitive position. Accordingly, we devote what we believe are adequate resources to the establishment and protection of our trademarks and proprietary rights. We have taken actions to establish and protect our trademarks and other proprietary rights. However, these actions may be inadequate to prevent imitation of our products by others or to prevent others from claiming violations of their trademarks and proprietary rights by us.

     From time to time we license content from third parties. While we generally require adequate indemnifications, it is possible that in the future we could face infringement actions based upon the content licensed from these third parties. If any of these claims are proved valid, through litigation or otherwise, we may be required to do any of the following, which could adversely affect our business:

          .    cease using the third party trademarks;

          .    acquire other licenses;

          .    develop our own proprietary marks; or

          .    pay financial damages.

Some of our significant customer and supplier contracts are short-term.

     Some of our customers and suppliers operate through purchase orders or short-term contracts. Though we have long-term business relationships with many of our customers and suppliers, we cannot assure you that any of these customers or suppliers will continue to do business with us on the same basis. Additionally, though we try to renew these contracts as they come due, there can be no assurance that these customers or suppliers will renew the contracts on terms that are favorable to us, if at all. The termination of any number of these contracts may have a material adverse effect on our business and prospects, including our financial performance and results of operations.

Because there has been a limited trading history for our common stock, our stock price may be volatile.

     Our common stock began trading on the American Stock Exchange under the symbol OFI on November 1, 2002. Our shares may not be actively traded, and the prices at which our shares trade could be volatile. Some TreeCon Resources stockholders who received our common stock may decide that they do not want to remain invested in us and may sell their shares during a short period following the spin-off. This may delay the development of an orderly trading market for our common stock for a period of time following the spin-off. Prices for our shares will be determined in the marketplace and may be influenced by many factors, including, but not limited to:

          .    the depth and liquidity of the market for the shares;

          .    quarter-to-quarter variations in our operating results;

          . announcements about our performance as well as the announcements of our competitors about the performance of their business;

          . investors' evaluations of our future prospects and the food industry generally;

          . changes in earnings estimates by, or failure to meet the expectations of, securities analysts;

          .    our dividend policy; and

          .  general economic and market conditions.

     In addition, the stock market often experiences significant price fluctuations that are unrelated to the operating performance of the specific companies whose stock is traded. These market fluctuations could have a material adverse effect on the trading price of our shares.

The loss of certain of our executive officers would constitute a change in control and, therefore, an event of default under our securities purchase agreement with Levine Leichtman Capital Partners II, L.P. and would likely have an adverse effect on our financial condition.

     Our future success depends to a significant extent on the continued services of our senior management, particularly James Rudis, our President and Chief Executive Officer, Richard A. Horvath, our Senior Vice President and Secretary and William E. Shatley, our Senior Vice President and Treasurer. Though we have employment agreements with Mr. Rudis, Mr. Horvath and Mr. Shatley, each of these agreements provides for voluntary resignation prior to the end of the term of the agreement.

     The loss of the services of Mr. Rudis, Mr. Horvath or Mr. Shatley would likely have an adverse effect on our business, results of operations and financial condition. In addition, our securities purchase agreement with Levine Leichtman Capital Partners II, L.P., our senior subordinated creditor, provides that a change in control would occur if Mr. Rudis, Mr. Horvath or Mr. Shatley ceases to have certain management responsibilities in our business, or Mr. Rudis and Mr. Shatley do not continue to hold a minimum number of shares of our common stock. The occurrence of a change in control would permit our senior subordinated creditor to accelerate all indebtedness owing under the senior subordinated note we issued to it and constitute an event of default under the securities purchase agreement. Our senior subordinated creditor would then have the right to require us to immediately repay all of our obligations then owing to it. We may not have sufficient funds to repay this indebtedness upon an event of default. Accordingly, the occurrence of a change in control could have a material adverse effect on our financial condition, results of operations or cash flows.

Our failure to attract and retain key management personnel could harm our business.

     Our business requires managerial, financial and operational expertise and our future success depends upon the continued service of key personnel. As a value-added manufacturer of quality frozen food products and customer prepared foods, we operate in a specialized industry. Our key personnel have experience and skills specific to this industry, and there is a limited number of individuals with the relevant experience and skills. Though we have employment agreements with Mr. Rudis, Mr. Horvath and Mr. Shatley, each of these agreements provides for voluntarily resignation on the part of the executive prior to the end of the term of the agreement. If we lose any of our key personnel, our business operations could suffer.

A small group of stockholders controls a significant amount of our common stock.

     After giving effect to the shares of our common stock issuable upon the exercise of options and warrants and conversion of shares of our Series A Convertible Preferred Stock described below, our executive officers and directors and stockholders who own greater than 5% of our common stock will own, in the aggregate, approximately 42% of our outstanding common stock. These stockholders, if acting together, could be able to significantly influence matters requiring approval by the stockholders, including the election of directors and the approval of mergers or other business combination transactions.

     In addition, our securities purchase agreement with our senior subordinated creditor provides that it is entitled to anti-dilution protection so that the shares of common stock issuable upon exercise of its warrants and conversion of its shares of our Series A Convertible Preferred Stock will represent in the aggregate not less than 24.0% of our outstanding shares of capital stock, determined on a fully diluted basis. We also granted to our senior subordinated creditor, as an equity holder, the right to nominate a designee to our board of directors. If it exercises its warrants, our senior subordinated creditor will control no less than 24.0% of the voting power of our outstanding capital stock and may have the ability to influence matters requiring approval of the stockholders.

Our articles of incorporation, our bylaws and provisions of Nevada law could make it more difficult for a third party to acquire us, even if doing so could be in your interest.

     Provisions of our articles of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so might be in the best interest of our stockholders. It could be difficult for a potential bidder to acquire us because our articles of incorporation and bylaws contain provisions which may discourage takeover attempts. These provisions may limit stockholders' ability to approve a transaction that stockholders may think is in their best interests. These provisions include a requirement that certain procedures must be followed before matters can be proposed for consideration at meetings of our stockholders and the ability of our board of directors to fix the rights and preferences of an issue of shares of preferred stock without stockholder action.

     Provisions of Nevada's business combinations statute also restrict certain business combinations with interested stockholders. We have elected not to be governed by these provisions in our amended and restated articles of incorporation. However, this election is not effective until 18 months after the approval of our amended and restated articles of incorporation in September 2002 and may not be effective at that time unless we meet certain conditions under the Nevada statute.

     The provisions of our articles of incorporation, bylaws and Nevada law are intended to encourage potential acquirers to negotiate with us and allow the board of directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

     Our interest expense is affected by changes in prime and LIBOR rates as a result of our revolving line of credit facility and term loan with the Bank. If these market and reference rates increase by an average of 1 percent, our interest expense for the next twelve months would increase by approximately $130,000 based on the outstanding loan balances at September 29, 2002. We do not own, nor do we have an interest in any other market risk sensitive instruments.

ITEM 8.  Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements included in Item 15.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

     The following table sets forth certain information regarding our current directors and executive officers.

                                                                      Present
                                                                   Office(s) Held                    Director
                    Name                      Age                  In the Company                     Since
                   ------                    -----                ----------------                  ----------

James Rudis ..............................     53    President, Chief Executive Officer and            1995
                                                     Chairman of the Board of Directors

Richard A. Horvath  ......................     56    Senior Vice President, Secretary, Chief           1999
                                                     Financial Officer and Director

William E. Shatley .......................     56    Senior Vice President, Treasurer and              1998
                                                     Director

Harold Estes .............................     62    Director                                          2002

Geoffrey A. Gerard .......................     57    Director                                          2002

John E. McConnaughy, Jr. .................     73    Director                                          2002

Robert W. Schleizer ......................     49    Director                                          2002

     The following information regarding the principal occupations and other employment of our directors during the past five years and their directorships in certain companies is as reported by the respective directors:

     James Rudis was elected to our board of directors in April 1995 and has served as President since June 1997. He has also served as a director of TreeCon Resources since December 1992, Chairman and Chief Executive Officer of TreeCon Resources since February 1998 and President of TreeCon Resources since July 1997. He served as Executive Vice President of TreeCon Resources from March 1994 until July 1997. Mr. Rudis resigned as President and Chief Executive Officer of TreeCon Resources in connection with the spin-off but will remain as a director of TreeCon Resources for a period of no greater than one year after the spin-off to facilitate the transition of TreeCon Resources and Overhill Farms, Inc. into two separate companies. Prior to his employment with us and with TreeCon Resources, Mr. Rudis was President of Quorum Corporation, a private consulting firm involved in acquisitions and market development. From 1970 until 1984, he held various executive positions in CIT Financial Corporation, including Vice President and Regional Manager of that company's Commercial Finance Division.

     Richard A. Horvath was elected to our board of directors in November 1999 and has served as our Senior Vice President and Secretary since November 1997. Mr. Horvath has been in the food industry for almost 30 years. Prior to his employment at Overhill Farms, Mr. Horvath served as the Chief Financial Officer of Martino's. During the period of 1973 to 1996, he held various positions with the Carnation Company, Star Kist Foods, and Mission Foods.

     William E. Shatley was elected to our board of directors and was named as our Senior Vice President and Treasurer in February 1998. Mr. Shatley has served as Senior Vice President of TreeCon Resources from March 1994 until October 2002 and as a director of TreeCon Resources from February 1998 until October 2002. He joined TreeCon Resources in an executive capacity in October 1993, having previously served on an advisory basis since the relocation of its corporate offices to Texas in 1992. Mr. Shatley, a certified public accountant since 1970, previously conducted his own consulting and accounting practice from 1982 to 1993, after having served as Vice President and Chief Financial Officer of Datotek, Inc. from 1977 to 1982 and in an executive capacity with Arthur Andersen from 1968 to 1977.

     Harold Estes was appointed to our board of directors in October 2002. Mr. Estes is the President of Texas Timberjack, Inc. ("TTI"), a wholly owned subsidiary of TreeCon Resources. He was elected as a director of TreeCon Resources in February 1996 and resigned from the TreeCon Resources board of directors in April 1997. TTI is a distributor of industrial and commercial timber and logging equipment and is also engaged in certain related timber and sawmill operations. Mr. Estes has been President of TTI since 1984, when he acquired TTI from Eaton Corporation. Mr. Estes previously served as a director of Newton Bancshares, Inc., the parent of First National Bank of Newton (Texas) for approximately 10 years until the sale of the bank in October 2001.

     Geoffrey A. Gerard was elected to our board of directors in February 2002. Mr. Gerard served as Secretary and General Counsel of Equivest, Inc. from 1975 to 1977. Mr. Gerard then served as Secretary and General Counsel for two privately held oil and gas exploration companies until 1978. Mr. Gerard has been in the private practice of law in Dallas County, Texas since 1978 specializing in business transactions. Mr. Gerard received his B.S. in Business-Finance and his J.D. from Indiana University.

     John E. McConnaughy, Jr. was appointed to our board of directors in October 2002. Mr. McConnaughy has served as Chairman and Chief Executive Officer of JEMC Corporation, a personal holding company since he founded it in 1985. His career includes positions of management with Westinghouse Electric and the Singer Company, as well as service as a director of numerous public and private companies. In addition, he previously served as Chairman and CEO of Peabody International Corp. and Chairman and CEO of GEO International Corp. He retired from Peabody in February 1986 and GEO in October 1992. Mr. McConnaughy served as Chairman of Excellence Group, LLC, which filed a petition for bankruptcy under Chapter 11 in January 1999, and currently serves on the boards of five other public companies (Wave Systems, Inc., Mego Financial Corp., Riddell Sports, Inc., Levcor International, Inc., and DeVlieg Bullard, Inc.), and one private company (PetsChoice, Ltd.). He also serves on the Board of Trustees and Executive Committee of the Strang Cancer Prevention Center and as Chairman of the Board for the Harlem School of the Arts. Mr. McConnaughy holds a B.A. of Economics from Denison University, and an M.B.A. in Marketing and Finance from Harvard's Graduate School of Business Administration.

     Robert W. Schleizer was appointed to our board of directors in October 2002. Mr. Schleizer has been a partner with Tatum CFO Partners, LLP, a national firm of Chief Financial Officers, since October 1999. Mr. Schleizer also served as Chief Financial Officer and Chief Operating Officer of Barber Trucking, a privately held national trucking company, from January 1998 to November 1999. From 1995 to 1997, Mr. Schleizer was President, Treasurer and a director of Pegasus Industries, Inc., a retail and financial services firm. Mr. Schleizer has been Executive Vice President, Chief Financial Officer, Treasurer and Director of PawnMart, Inc. since January 2001. PawnMart, Inc. filed for bankruptcy in July 2001 and its plan of reorganization was confirmed by the bankruptcy court in May 2002. From 1987 to 1997, Mr. Schleizer served as a business and financial consultant with Pegasus Financial Services, Inc. Mr. Schleizer previously served as a director of Overhill Farms, Inc. from July 2000 until December 2001.

Board of Directors and Committees

     Our board of directors did not hold regularly scheduled meetings during the fiscal year ended September 30, 2002. Following the spin-off, our board of directors may use working committees with functional responsibility in the more complex recurring areas where disinterested oversight is required. In addition to other committees established by our board of directors from time to time, our board of directors has established the Audit Committee and the Compensation Committee.

Audit Committee

     We formed the Audit Committee to be composed of three independent outside directors. The Audit Committee will operate pursuant to a charter approved by our board of directors, according to the rules and regulations of the Securities and Exchange Commission and the American Stock Exchange. Its functions are to monitor our financial reporting process and internal control system, review and appraise the audit efforts of our independent auditors and provide an avenue of communication among our independent accountants, financial and senior management and our board of directors. The Audit Committee consists of Mr. Gerard, Mr. Schleizer and Mr. McConnaughy.

Compensation Committee

     We formed the Compensation Committee to be composed entirely of disinterested non-employee directors. The Compensation Committee functions are to administer our employee stock option plans and approve the granting of stock options and approve compensation for officers. The Compensation Committee consists of Mr. Gerard, Mr. Schleizer and Mr. McConnaughy.

Director Compensation

     We have never paid any compensation to our directors for their services as directors. However, we intend to pay director compensation following the spin-off, though we have not yet determined the director compensation.

Section 16(a) Beneficial Ownership Reporting Compliance

         Form 3 filings for TreeCon Resources, James Rudis, William E. Shatley, Richard A Horvath, Geoffrey Gerard, and Robert Schleizer were filed late following the effective date of our Form 10. Harold Estes and John E. McConnaughy have not yet filed a Form 3, but we are providing them assistance in this regard. A Form 4 filing for Mr. Gerard for one option grant was also filed late.

ITEM 11. Executive Compensation

     The following table sets forth for fiscal 2002, 2001 and 2000 compensation awarded or paid to Mr. James Rudis, our Chairman, Chief Executive Officer and President, Mr. William E. Shatley, our Senior Vice President and Treasurer, for services rendered to TreeCon Resources and its subsidiaries (including Overhill Farms, Inc.). Mr. Rudis and Mr. Shatley are the only individuals who served as executive officers of TreeCon Resources for the year ended September 30, 2002 who also will serve as Overhill Farms, Inc. executive officers. The following table also sets forth for fiscal 2002, 2001 and 2000 compensation awarded to Mr. Richard A. Horvath, our Senior Vice President and Secretary, for services rendered to Overhill Farms, Inc. The compensation described in this table for Mr. Rudis and Mr. Shatley was paid by TreeCon Resources or Overhill Farms. Mr. Rudis, Mr. Shatley and Mr. Horvath are also referred to in this section as "named executive officers." Other than as indicated in the table below, none of our executive officers received salary plus bonus in excess of $100,000 for fiscal year 2002.

Summary Compensation Table

                                                                             Annual Compensation
                                                              ---------------------------------------------------
            Name and Principal                   Fiscal                        Other Annual
                 Position                         Year            Salary       Compensation        Bonus
-----------------------------------------------------------------------------------------------------------------
James Rudis ................................      2002           $ 230,000      $   - (1)        $     -
Chief Executive Officer and President             2001           $ 230,000      $   - (1)        $  40,000
                                                  2000           $ 225,769      $   - (1)        $  25,000

William E. Shatley .........................      2002           $ 168,000      $   - (1)        $     -
Senior Vice President and Treasurer               2001           $ 168,000      $   - (1)        $  15,000
                                                  2000           $ 165,000      $   - (1)        $  15,000

Richard A. Horvath .........................      2002           $ 140,000      $   - (1)        $     -
Senior Vice President and Secretary               2001           $ 140,000      $   - (1)        $  20,000
                                                  2000           $ 140,000      $   - (1)        $  15,000

--------------------
(1) The named executive officers each received certain perquisites and other personal benefits from TreeCon Resources or Overhill Farms during fiscal 2002, 2001 and 2000. These perquisites and other personal benefits, however, did not equal or exceed 10% of the named executive officers' salary and bonus during fiscal 2002, 2001 or 2000.

Employment Agreements

     James Rudis, our President, and William E. Shatley, our Senior Vice President and Treasurer, have each entered into an employment agreement with us and TreeCon Resources. We may, in the future, replace these agreements with Mr. Rudis and Mr. Shatley, and TreeCon Resources would not be a party to the replacement agreements. Richard A. Horvath, our Senior Vice President and Secretary, also has entered into an employment agreement with us. We do not maintain employment agreements with any of our other personnel.

         James Rudis and William E. Shatley Employment Agreements

     Mr. Rudis' and Mr. Shatley's current employment agreements each have an initial term of five years, commencing November 1, 1999, automatically renewing from year to year thereafter unless terminated by either party thereto. These agreements provide that we will review their compensation annually and may increase it in a percentage not less than that of the annual increase in the cost of living. Each employment agreement contains a covenant by the executive not to compete with us during the term of his employment and for a period of one year thereafter.

     These employment agreements also provide that if the executive is terminated by reason of his death or disability, he or his estate is entitled to receive:

     .   his base salary through the date of termination;

     . all bonuses earned through the date of termination, paid in accordance with the terms of the bonus plan pursuant to which the bonus was earned;

     .   accrued but unused vacation and sick leave pay;

     . reimbursement for reasonable and necessary business expenses incurred before termination;

     .    all rights to which he is granted under our life insurance policy; and

     . all amounts to which he is entitled under any profit sharing plan of our company.

     If the executive voluntarily resigns prior to the end of the term, he is entitled to receive all amounts that he would receive as if he was terminated as a result of death or disability and accrued but unused personal business days paid at a per diem rate equivalent to the executive's then current salary, provided, however, that he will not be entitled to receive any bonus payments. In the event the executive is terminated for cause, he is entitled to receive all amounts that he would receive as if he was terminated as a result of death or disability. If he is terminated other than for cause, he is entitled to receive:

     . in a lump sum, the remainder of his salary for the remainder of the term of the agreement;

     . any bonus earned through the date of termination, paid in accordance with the terms of the bonus plan pursuant to which any bonus may have been earned;

     .    accrued but unused vacation and sick leave pay;

     . reimbursement for reasonable and necessary business expenses incurred prior to termination;

     .    all rights to which he is granted under our life insurance policy;

     . all amounts to which he is entitled under any profit sharing plan of our company; and

     . monthly payments for one year equal to the monthly premium required to maintain his life and health insurance benefits pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 under our group insurance plan.

If he is terminated other than for cause, he is also entitled to have all indebtedness by him to us and TreeCon Resources forgiven and to use the car provided to him in his employment agreement for one year following the date of termination.

         Richard A. Horvath Employment Agreement

     Mr. Horvath's employment agreement has an initial term of three years, commencing November 1, 1999, automatically renewing from year to year thereafter unless terminated by either party thereto. Compensation is set in his agreement, subject to our review on an annual basis. His agreement contains a covenant by him not to compete with us during the term of his employment and for a period of one year thereafter. His employment agreement also provides that if he is terminated by reason of his death or disability, he or his estate is entitled to receive:

     .    his base salary through the date of termination;

     . all bonuses earned through the date of termination, paid in accordance with the terms of the bonus plan pursuant to which the bonus was earned;

     .    accrued but unused vacation and sick leave pay;

     . reimbursement for reasonable and necessary business expenses incurred before termination; and

     . all amounts to which he is entitled under any profit sharing plan of our company.

     If Mr. Horvath voluntarily resigns prior to the end of the term, he is entitled to receive all amounts that he would receive as if he was terminated as a result of death or disability and accrued but unused personal business days, provided, however, that he will not be entitled to receive any bonus payments. In the event Mr. Horvath is terminated for cause, he is entitled to receive all amounts that he would receive as if he was terminated as a result of death or disability, provided, however, that he will not be entitled to receive any bonus payments or any reimbursement expenses. If he is terminated other than for cause, he is entitled to receive:

     . in a lump sum, an amount equal to the greater of the remainder of his salary for the current year or $200,000;

     . any bonus earned through the date of termination, paid in accordance with the terms of the bonus plan pursuant to which any bonus may have been earned;

     .    accrued but unused vacation and sick leave pay;

     . reimbursement for reasonable and necessary business expenses incurred prior to termination;

     . all amounts to which he is entitled under any profit sharing plan of our company; and

     . monthly payments for one year equal to the monthly premium required to maintain his life and health insurance benefits pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 under our group insurance plan.

2002 Employee Stock Option Plan of Overhill Farms, Inc.

     Our board of directors adopted the 2002 Employee Stock Option Plan of Overhill Farms, Inc. to become effective after the spin-off, and our stockholders will be asked to approve the plan at our next annual meeting of stockholders following the spin-off. We have reserved 800,000 shares of our common stock for issuance under the plan. The plan is intended to advance our best interests to attract, retain and motivate directors, officers, key employees and consultants by providing them with additional incentives through the award of incentive stock options and non-qualified stock options.

     Eligibility

     Our employees, directors and consultants will be eligible to be granted awards under the plan. However, only our employees will be eligible to receive incentive stock options.

     Administration

     The plan is administered by the Compensation Committee of our board of directors or another committee appointed by our board of directors composed of outside directors. The committee will have the discretion and the authority to adopt rules and regulations for carrying out the purposes of the plan.

     Stock Options

     The stock option plan provides for the grant of both options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code, as well as non-qualified stock options. The maximum term of a stock option granted under the stock option plan is ten years, except that with respect to incentive stock options granted to a person who owns stock having more than 10% of the voting power of our stock, the term of an option shall not exceed five years.

     Options will be issued at an exercise price determined by the committee except that the exercise price of incentive stock options granted under the stock option plan must be at least equal to the fair market value of our common stock on the date of the grant. However, for any optionee who owns stock possessing more than 10% of the voting power of our stock, the exercise price for incentive stock options must be at least 110% of the fair market value of our common stock on the date of the grant. The exercise price of non-qualified stock options will be determined by the committee and may be less than, equal to or greater than the fair market value of our common stock on the date of the grant. The aggregate fair market value on the date of grant of the common stock for which incentive stock options are exercisable by an optionee during any calendar year may not exceed $100,000.

     Options granted under the stock option plan may be exercised in whole or in part as specifically set forth in the option agreement, and, except as provided by law, no incentive stock options may be transferred except by will or by the laws of descent and distribution. The committee may provide in an agreement granting non-qualified options that the non-qualified options are transferable and the extent to which the non-qualified options are transferable. The board of directors may terminate the stock option plan after its adoption in whole or in part at any time and may amend the stock option plan after its adoption from time to time without stockholder approval so long as no stock option award is revoked or altered in a manner unfavorable to the holder. The stock option plan is expected to terminate on the tenth anniversary of the effective date of the stock option plan, unless terminated earlier by the board of directors.

Compensation Committee Interlocks and Insider Participation

     No member of the Compensation Committee will be an officer or employee of our company or any of our subsidiaries or has had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K under the Securities Act of 1933, as amended. None of our executive officers serves as a member of a compensation committee of another corporation (or other board committee of such company performing similar functions or, in the absence of any such committee, the entire board of directors of such corporation), one of whose executive officers serves on the Compensation Committee. None of our executive officers serves as a director of another corporation, one of whose executive officers served on the Compensation Committee. None of our executive officers serves as a member of a compensation committee of another corporation (or other board committee of such corporation performing similar functions or, in the absence of any such committee, the entire board of directors), one of whose executive officers serves as one of our directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information with respect to beneficial ownership of our common stock as of December 20, 2002, for:

          . each person who is known by us to beneficially own more than 5% of our common stock,

          .    each of our directors and named executive officers, and

          .    all directors and officers as a group.

     The percentage of ownership is based on 12,338,797 shares of common stock outstanding as of December 20, 2002. Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise indicated, the principal address of each of the parties listed below is c/o Overhill Farms, Inc., 2727 East Vernon Avenue, Vernon, California 90058.


                                                                      Shares Beneficially Owned (1)(2)
                                                                      --------------------------------
         Name of Beneficial Owner                                       Number               Percent
         ------------------------                                       ------               -------
         James Rudis (3) ...........................................    578,950                4.6
         William E. Shatley (4) ....................................    352,350                2.8
         Richard A. Horvath (5) ....................................     25,750                  *
         Harold Estes (6). .........................................  2,007,750               16.3
         Geoffrey A. Gerard (7) ....................................      2,000                  *
         John E. McConnaughy, Jr. (8) ..............................    610,300                4.9
         Levine Leichtman Capital Partners II, L.P. (9) ............  3,221,263               24.0(9)
         All directors and officers as a group
            (6 persons)(3)(4)(5) ...................................  3,577,100               27.9

____________________________________________________________
* Indicates ownership of less than 1% of our common stock

(1) Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below. Amounts shown include shares of common stock issuable upon exercise of certain outstanding options within 60 days after December 20, 2002.

(2) Except for the percentages of certain parties that are based on presently exercisable options which are indicated in the following footnotes to the table, the percentages indicated are based on 12,338,797 shares of common stock issued and outstanding on December 20, 2002.

(3)  Includes options to purchase 300,000 shares of common stock.

(4) Includes options to purchase 150,000 shares of common stock and 79,100 shares that Mr. Shatley may be deemed to beneficially own as a general partner in a family limited partnership.

(5)  Includes options to purchase 20,000 shares of common stock.

(6) Mr. Estes' address is Highway 59 South, Route 15, Box 9475, Lufkin, Texas 75901.

(7)  Consists of options to purchase 2,000 shares of common stock.

(8)  Mr. McConnaughy's address is 3 Parklands Drive, Darien, Connecticut 06820.

(9) Includes (a) 200 shares of our common stock issuable upon exercise of two warrants owned by Levine Leichtman Capital Partners II, L.P. ("LLCP") and (b)
23.57 shares of our Series A Convertible Preferred Stock convertible into 283,076 shares of our common stock owned by LLCP. LLCP California Equity Partners II, L.P., a California limited partnership, is the sole general partner of LLCP. Our securities purchase agreement with LLCP provides that it is entitled to anti-dilution protection so that the shares of common stock issuable upon exercise of its warrants and conversion of its shares of our Series A Convertible Preferred Stock will represent in the aggregate not less than 24.0% of our outstanding shares of capital stock, determined on a fully diluted basis and including the reservation of 800,000 shares of common stock for issuance under our 2002 Employee Stock Option Plan. Levine Leichtman Capital Partners, Inc., a California corporation, is the sole general partner of the LLCP California Equity Partners II, L.P. Arthur E. Levine is a director, the President and a shareholder of Levine Leichtman Capital Partners, Inc. Lauren B. Leichtman is a director, the Chief Executive Officer and a shareholder of Levine Leichtman Capital Partners, Inc. The address of each of LLCP, LLCP California Equity Partners II, L.P., Levine Leichtman Capital Partners, Inc., Mr. Levine and Ms. Leichtman is c/o Levine Leichtman Capital Partners II, L.P., 335 North Maple Drive, Suite 240, Beverly Hills, California 90210.

ITEM 13. Certain Relationships and Related Transactions

     TreeCon Resources, in prior years, charged us management fees for various expenses related to the oversight of our business. Management fees were $0 in 2002 and 2001, and were $350,000 in 2000.

     In September 2001, James Rudis, our President, Chief Executive Officer and a director, exercised options to purchase 276,500 shares of TreeCon Resources common stock, and William E. Shatley, our Senior Vice President, Treasurer and a director, exercised options to purchase 246,500 shares of TreeCon Resources common stock, each of which were granted under individual option agreements in 1993 and TreeCon Resources' 1994 Employee Stock Option Plan in 1996. These options were exercised with the issuances of two-year promissory notes to TreeCon Resources bearing interest at 3.82% and collateralized by the shares issued. The outstanding principal amounts of the notes are $207,375 for Mr. Rudis and $184,875 for Mr. Shatley.

     From time to time, we have made advances to TreeCon Resources for various purposes in the context of our parent-subsidiary relationship. Additionally, we have netted accumulated federal income tax liabilities payable to TreeCon Resources against amounts owed from TreeCon Resources to us. We had approximately $10.5 million in net receivables from TreeCon Resources as of September 29, 2002. During the fiscal years ended September 29, 2002, September 30, 2001 and October 1, 2000, we made cash payments to, or on behalf of, TreeCon Resources of approximately $1.2 million, $500,000 and $1.6 million, respectively for various purposes including tax payments, expense reimbursement and other corporate purposes. In connection with the spin-off, TreeCon Resources transferred to us as partial payment of these net receivables the two promissory notes made in the amounts of $207,375 and $184,875, made by Mr. Rudis and Mr. Shatley, respectively. In connection with the spin-off, TreeCon indemnified us with respect to any current or future tax liabilities for which we might otherwise be liable resulting from the operations of any entity other than us and we agreed with TreeCon resources to cancel any remaining amounts owed to us by TreeCon Resources, or owed to TreeCon Resources by us, as of September 29, 2002 after obtaining the appropriate consents under our financing arrangements.

     Following the spin-off, Mr. Rudis will remain as a director of TreeCon Resources for a period of no greater than one year after the spin-off to facilitate the transition of TreeCon Resources and Overhill Farms, Inc. into two separate companies. Among our outside directors we appointed to our board of directors in connection with the spin-off, Harold Estes was appointed to our board of directors. Mr. Estes is the President of Texas Timberjack, Inc., a wholly owned subsidiary of TreeCon Resources. He was elected as a director of TreeCon Resources in February 1996 and resigned from the TreeCon Resources board of directors in April 1997. Mr. Estes has been President of Texas Timberjack, Inc. since 1984, when he acquired Texas Timberjack, Inc. from Eaton Corporation.

     Mr. Rudis and Mr. Shatley have entered into employment agreements with us and TreeCon Resources. Richard A. Horvath, our Senior Vice President and Secretary, also has entered into an employment agreement with us. We do not maintain employment agreements with any of our other personnel. Mr. Rudis' and Mr. Shatley's employment agreements provide for, among other things, an initial term of five years, commencing November 1, 1999, automatically renewing from year to year thereafter unless terminated by either party thereto. These agreements provide that we will review their compensation annually and may increase it in a percentage not less than that of the annual increase in the cost of living. Each employment agreement contains a covenant by the executive not to compete with us during the term of his employment and for a period of one year thereafter. Prior to the spin-off, the compensation for Mr. Rudis and Mr. Shatley was paid by TreeCon Resources or an affiliate of TreeCon Resources. Mr. Horvath's employment agreement provides for, among other things, an initial term of three years, commencing November 1, 1999, automatically renewing from year to year thereafter unless terminated by either party thereto. Compensation is set in his agreement, subject to our review on an annual basis. His agreement contains a covenant by him not to compete with us during the term of his employment and for a period of one year thereafter.

     Our senior subordinated creditor is the holder of a secured senior subordinated note, which it purchased from us in November 1999 pursuant to a securities purchase agreement. We amended and restated the securities purchase agreement, the note and various related agreements in connection with the spin-off. The note bears interest at a base rate per annum of 13.25%, with interest payable monthly. However, if we achieve specified EBITDA tests for the fiscal year ending September 2003, the base rate will be reduced to 12.5%. The note matures on October 31, 2004. We are required to make mandatory principal payments each January for the previous fiscal year in an amount equal to 50% of the excess cash flow, as defined. The amount of the principal prepayment for the fiscal year ended September 29, 2002 is approximately $541,000. We may make voluntary principal prepayments at any time, subject to prepayment premiums. The securities purchase agreement contains various covenants, including financial covenants covering restrictions on capital expenditures, minimum EBITDA and net worth levels, and specified debt service and debt to equity ratios. In addition, the terms of the securities purchase agreement prohibit changes in control, including ownership and management personnel, and contains customary restrictions on incurring indebtedness and liens, making investments, paying dividends and making loans or advances. The note and all other obligations owing by us to our senior subordinated creditor are secured by subordinated liens on substantially all of our assets and by a guaranty of Overhill L.C. Ventures, Inc., our subsidiary. In connection with the spin-off, our senior subordinated creditor released TreeCon Resources from its guaranty and released its lien on our common stock held by TreeCon Resources, which secured TreeCon Resources' guaranty. The agreement requires us to pay our senior subordinated creditor, during each January, annual consulting fees of $180,000.

     In connection with the original securities purchase agreement, we issued to our senior subordinated creditor a warrant to purchase 166.04 shares of our common stock exercisable immediately at an exercise price of $0.01 per share. The warrant became exercisable for 1,994,141 shares of our common stock at an exercise price of $0.0000008 per share after giving effect to the 12,010-shares-for-1 stock split declared in connection with the spin-off. This warrant was exercised as to 1,994,040 shares in December 2002 and remains exercisable as to 100 shares. At the date of issuance, this warrant was estimated to have a fair value of $2.37 million.

     In 2002, we entered into various amendments to our securities purchase agreement with our senior subordinated creditor with respect to, among other things, the consolidation of our facilities and amendments to our financial covenants with it. In exchange for our senior subordinated creditor's consent and agreement to amend the securities purchase agreement and other investment documents and certain other consideration, in January 2002 we issued to it 23.57 shares of our Series A Convertible Preferred Stock valued at $750,000, and in September 2002 we issued to it a warrant to purchase 57.57 shares of our common stock valued at $1,100,000 and agreed to pay a restructuring fee in an aggregate amount of $423,000 payable in three installments ending in March 2003. After giving effect to the 12,010-shares-for-1 stock split declared in connection with the spin-off, the shares of Series A Convertible Preferred Stock are convertible into 283,076 shares of our common stock, and the warrant was exercisable for 691,416 shares of our common stock at an exercise price of $0.0000008 per share. This warrant was exercised as to 691,315 shares in December 2002 and remains exercisable as to 100 shares. The designations for the Series A Convertible Preferred Stock provide the holder with, among other things, a liquidation preference per share of $31,820.11, plus declared and unpaid dividends, voting rights along with holders of common stock, protective provisions, conversion rights and anti-dilution protection. In September 2002, a previous agreement for an interest rate reduction upon our making certain voluntary prepayments and our obligation to make a $500,000 cash payment in the event we did not repurchase the previous warrant or shares issuable under the warrant upon repayment of our senior subordinated debt was terminated.

     Our securities purchase agreement with our senior subordinated creditor provides that, immediately following the spin-off, it is entitled to anti-dilution protection so that the shares of common stock issuable upon exercise of its warrants and conversion of its shares of our Series A Convertible Preferred Stock will represent in the aggregate not less than 24.0% of our outstanding shares of capital stock, determined on a fully diluted basis and including the reservation of shares of common stock for issuance under our 2002 Employee Stock Option Plan. In November 2002, we issued 252,632 shares of our common stock to our senior subordinated creditor representing all shares currently issuable pursuant to the anti-dilution protection.

     We are party to an amended and restated investor rights agreement with our senior subordinated creditor, as the holder of our equity securities. Under the agreement:

     . the holder has the right to designate a nominee to our board of directors, and Mr. Rudis and Mr. Shatley each agreed to vote their shares of our common stock for that nominee;

     . the holder has co-sale rights with respect to shares of our common stock owned by Mr. Rudis and Mr. Shatley such that it has the right to participate in certain proposed sales of those shares by Mr. Rudis or Mr. Shatley;

     . Mr. Rudis and Mr. Shatley are each permitted to sell up to 50,000 shares of our common stock in open market transactions during any fiscal year without complying with the co-sale procedures, but a change in control will occur if Mr. Rudis does not continue directly or beneficially to own or hold 300,000 shares and Mr. Shatley does not continue directly or beneficially to own or hold 150,000 shares;

     . the holder has a right of first refusal to purchase its pro rata share of certain issuances of our capital stock;

     . we will continue to pay to the holder, or one of its affiliates, installments of a consulting fee of $180,000 in each of January 2003 and 2004 for its review and analysis of financial matters and participation in the operating committee. The consulting fees are subject to acceleration in the event of a change in control or the payment in full of all of our obligations under the senior subordinated note we issued to the holder; and

     . the agreement contains certain restrictions regarding our ability to grant options to our directors, executive officers, consultants and key employees and to amend any existing stock option plans or adopt or approve any new stock option or stock purchase plans.

     Pursuant to our equity repurchase option agreement with our senior subordinated creditor, we have the right to repurchase from it, in whole but not in part, the shares of our common stock issuable upon exercise of the warrants and conversion of the shares of our Series A Convertible Preferred Stock it holds and the shares of our Series A Convertible Preferred Stock it holds and the shares of our Series A Convertible Preferred Stock it holds. We may exercise this option if:

     . a default occurs under the securities purchase agreement and the holder provides written notice to us requesting that we make payments in addition to those which we are then obligated to make under our then existing financing arrangement or declares all of our obligations to the holder under the securities purchase agreement to be immediately due and payable, or

     . if we notify the holder that we intend to merge, sell all or a significant portion of our assets, reorganize or recapitalize or enter into a bona fide transaction valued at more than $8.0 million and it does not consent to the transaction.

     If we exercise our repurchase option, we may repurchase its shares of our common stock for:

     . if our common stock is publicly traded, the greater of the current market price per share or an amount per share based on a predetermined formula, or

     . if our common stock is not publicly traded, an amount based on the predetermined formula.

     We may repurchase its shares of our Series A Convertible Preferred Stock for an amount equal to the greater of:

     . the number of shares of our common stock issuable upon conversion of the shares of Series A Convertible Preferred Stock being repurchased multiplied by the per share amount determined with respect to our common stock, and

     .   $540,000.

     In connection with our financing arrangements with our senior subordinated creditor, we entered into an amended and restated registration rights agreement with it, as the holder of the warrant we issued to it, whereby we agreed to register under the Securities Act of 1933, as amended, shares of our common stock it holds or acquires, which includes shares of our common stock it acquires upon exercise of its warrants to purchase our common stock, conversion of its shares of our Series A Convertible Preferred Stock and any other acquisition of our common stock. In addition, we agreed under certain circumstances, upon the request of the holder, to include its shares of our common stock in a securities registration that we undertake on our behalf or on behalf of others.

ITEM 14. Controls and Procedures

     Our management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15-d-14(c) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date"), which was within 90 days of this annual report on Form 10-K, has concluded in its judgment that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our subsidiaries would be made known to them.

     There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                                     PART IV

ITEM 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Financial Statements

     1.  The following financial statements are filed as part of this report:

         Report of Independent Auditors

         Consolidated Balance Sheets--September 29, 2002 and September 30, 2001

         Consolidated Statements of Operations--Years Ended September 29, 2002, September 30, 2001 and October 1, 2000

         Consolidated Statements of Shareholders' Equity--Years Ended September 29, 2002, September 30, 2001 and October 1, 2000

         Consolidated Statements of Cash Flows--Years Ended September 29, 2002, September 30, 2001 and October 1, 2000

         Notes to Consolidated Financial Statements

     2. Schedules for which provision is made in the applicable rules and regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     3.  Exhibits


Exhibit
-------
Number                               Exhibit Title
------                               -------------

3.1* Form of Amended and Restated Articles of Incorporation of Overhill Farms, Inc. (Exhibit 3.1)

3.2*       Form of Amended and Restated Bylaws of Overhill Farms, Inc.
           (Exhibit 3.2)

4.1* Form of the specimen common stock certificate of Overhill Farms, Inc. (Exhibit 4.1)

10.1* #    2002 Employee Stock Option Plan for Overhill Farms, Inc. (Exhibit
           10.1)

10.2+ Term Loan Agreement in the amount of $22,500,000, dated December 4, 1997, among Overhill Farms, Inc. as borrower, Polyphase Corporation as guarantor and The Long Horizons, Fund, L.P. as lender (Exhibit 10.14)

10.3+ # Employment Agreement, entered into as of November 1, 1999 between Polyphase Corporation and Overhill Farms, Inc., jointly and severally, and James Rudis (Exhibit 10.36)

10.4+ # Employment Agreement, entered into as of November 1, 1999 between Polyphase Corporation and Overhill Farms, Inc., jointly and severally, and William E. Shatley (Exhibit 10.37)

10.5* # Employment Agreement, entered into as of November 1, 1999 between Overhill Farms, Inc. and Andrew Horvath (Exhibit 10.5)

10.6* Form of Amended and Restated Loan and Security Agreement among Overhill Farms, Inc., Overhill L.C. Ventures, Inc. and Union Bank of California, N.A. (Exhibit 10.6)

10.7+ Revolving Note, dated as of November 24, 1999, in the principal amount of $16,000,000, payable to the order of Union Bank of California, N.A., as payee, by Overhill Farms, Inc., as borrower (Exhibit 10.40)

10.8* Form of Reaffirmation of Continuing Guaranty by Overhill L.C. Ventures, Inc. in favor of Union Bank of California, N.A. (Exhibit 10.8)

10.9* Form of First Amendment to Pledge Agreement by Overhill Farms, Inc. and Overhill L.C. Ventures, Inc. in favor of Union Bank of California, N.A. (Exhibit 10.9)

10.10+ Term Note, dated as of August 23, 2000, by Overhill Farms, Inc. in favor of Union Bank of California, N.A. (Exhibit 10.52)

10.11* Form of Amended and Restated Intercreditor and Subordination Agreement by and between Levine Leichtman Capital Partners II, L.P., as subordinated lender, and Union Bank of California, N.A., as senior lender (Exhibit 10.11)

10.12+ Securities Purchase Agreement, dated as of November 24, 1999, by and among Overhill Farms, Inc., as issuer, Polyphase Corporation and Overhill L.C. Ventures, Inc., as guarantors, and Levine Leichtman Capital Partners II, L.P., as purchaser (Exhibit 10.44)

10.13+ Consent and First Amendment to Securities Purchase Agreement, entered into as of August 23, 2000, by and among Overhill Farms, Inc., Levine Leichtman Capital Partners II, L.P., Polyphase Corporation and Overhill L.C. Ventures, Inc. (Exhibit 10.53)

10.14*    Second Amendment to Securities Purchase Agreement, dated as of
          January 11, 2002, by and among Overhill Farms, Inc., Overhill Corporation, Overhill L.C. Ventures, Inc. and Levine Leichtman Capital Partners II, L.P. (Exhibit 10.14)

10.15* Consent and Third Amendment to Securities Purchase Agreement, dated as of January 31, 2002, by and among Overhill Farms, Inc., Overhill Corporation, Overhill L.C. Ventures, Inc. and Levine Leichtman Capital Partners II, L.P. (Exhibit 10.15)

10.16* Fourth Amendment to Securities Purchase Agreement, dated as of June 28, 2002, by and among Overhill Farms, Inc., Overhill Corporation, Overhill L.C. Ventures, Inc. and Levine Leichtman Capital Partners II, L.P. (Exhibit 10.16)

10.17* Fifth Amendment to Securities Purchase Agreement, dated as of September 11, 2002, by and among Overhill Farms, Inc., Overhill Corporation, Overhill L.C. Ventures, Inc. and Levine Leichtman Capital Partners II, L.P. (Exhibit 10.17)

10.18* Form of Amended and Restated Securities Purchase Agreement by and among Overhill Farms, Inc., as issuer, the entities from time to time parties thereto as guarantors, and Levine Leichtman Capital Partners II, L.P., as purchaser (Exhibit 10.18)

10.19+ Secured Senior Subordinated Note, dated November 4, 1999, in the principal amount of $28,000,000, payable to the order of Levine Leichtman Capital Partners II, L.P. (Exhibit 10.45)

10.20* Amendment to Secured Senior Subordinated Note Due 2004, dated as of May 1, 2001, by Overhill Farms, Inc. in favor of Levine Leichtman Capital Partners II, L.P. (Exhibit 10.20)

10.21* Second Amendment to Secured Senior Subordinated Note Due 2004, dated as of September 11, 2002, by Overhill Farms, Inc. in favor of Levine Leichtman Capital Partners II, L.P. (Exhibit 10.21)

10.22* Form of Amended and Restated Secured Senior Subordinated Note in the principal amount of $28,000,000, payable to the order of Levine Leichtman Capital Partners II, L.P., as holder, by Overhill Farms, Inc., as borrower (Exhibit 10.22)

10.23+ Form of Amended and Restated Warrant to Purchase 166.04 Shares of Common Stock of Overhill Farms, Inc., in favor of Levine Leichtman Capital Partners II, L.P. (Exhibit 10.46)

10.24* Warrant to Purchase 57.57 Shares of Common Stock of Overhill Farms, Inc., dated September 11, 2002, in favor of Levine Leichtman Capital Partners II, L.P. (Exhibit 10.24)

10.25+ Investor Rights Agreement, entered into as of November 24, 1999, by and among Overhill Farms, Inc., Polyphase Corporation and Levine Leichtman Capital Partners II, L. P. (Exhibit 10.47)

10.26+    Amendment to Investor Rights Agreement, entered into as of August
          25, 2000, by and among Overhill Farms, Inc., Polyphase Corporation and Levine Leichtman Capital Partners II, L.P. (Exhibit 10.54)

10.27* Second Amendment to Investor Rights Agreement, dated as of January 11, 2002, by and among Overhill farms, Inc., Overhill Corporation and Levine Leichtman Capital Partners II, L.P. (Exhibit 10.27)

10.28* Form of Amended and Restated Investor Rights Agreement by and among Overhill Farms, Inc., James Rudis, William E. Shatley and Levine Leichtman Capital Partners II, L.P. (Exhibit 10.28)

10.29* Registration Rights Agreement, dated as of November 24, 1999, by and between Overhill Farms, Inc. and Levine Leichtman Capital Partners II, L.P. (Exhibit 10.29)

10.30* Form of Amended and Restated Registration Rights Agreement by and between Overhill Farms, Inc. and Levine Leichtman Capital Partners II, L.P. (Exhibit 10.30)

10.31* Form of Amended and Restated Security Agreement, by Overhill Farms, Inc. and Overhill L.C. Ventures, Inc. in favor of Levine Leichtman Capital Partners II, L.P. (Exhibit 10.31)

10.32*    Form of Amended and Restated Patent, Trademark and Copyright
          Security Agreement by Overhill Farms, Inc. and Overhill L.C. Ventures, Inc. in favor of Levine Leichtman Capital Partners II, L.P. (Exhibit 10.32)

10.33* Form of Amended and Restated Stock Pledge and Control Agreement, by Overhill Farms, Inc. in favor of Levine Leichtman Capital Partners II, L.P. (Exhibit 10.33)

10.34* Equity Repurchase Option Agreement, dated as of September 11, 2002, between Overhill Farms, Inc. and Levine Leichtman Capital Partners II, L.P. (Exhibit 10.34)

10.35+ Asset Purchase Agreement, entered into as of August 7, 2000, by and between Overhill Farms, Inc. and SSE Manufacturing, Inc. (Exhibit 10.48)

10.36+ Master Co-Pack Agreement, entered into as of August 7, 2000, by and between Schwan's Sales Enterprises, Inc. and Overhill Farms, Inc. (Exhibit 10.49)

21.1*  Subsidiaries of the registrant

99.1*  Information Statement, dated October 8, 2002

99.2** Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3** Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


-------------------
* Incorporated by reference to the exhibit shown in parenthesis included in the Company's Registration Statement on Form 10 (File No. 1-16699)

+ Incorporated by reference to the exhibit shown in parenthesis included in Overhill Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, filed by Overhill Corporation with the Securities and Exchange Commission

**   Filed herewith

#    Management contract or compensatory plan or arrangement.


(b) Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Vernon, the State of California, on January 3, 2003.


                               By:  /s/ James Rudis
                                    --------------------------------------------
                                    Name: James Rudis
                                    Title: President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                                                    Date
---------                         -----                                                    ----
/s/James Rudis                    President, Chief Executive Officer and Chairman of the   January 3, 2003
--------------------------------  Board of Directors
James Rudis

/s/Richard A. Horvath             Senior Vice President, Secretary, Chief Financial        January 3, 2003
--------------------------------  Officer and Director
Richard A. Horvath

/s/William E. Shatley             Senior Vice President, Treasurer and Director            January 3, 2003
--------------------------------
William E. Shatley

                                  Director                                                 January  , 2003
--------------------------------
Harold Estes

/s/Geoffrey A. Gerard             Director                                                 January 3, 2003
--------------------------------
Geoffrey A. Gerard

/s/John E. McConnaughy, Jr.       Director                                                 January 3, 2003
--------------------------------
John E. McConnaughy, Jr.

/s/Robert W. Schleizer            Director                                                 January 3, 2003
--------------------------------
Robert W. Schleizer

                                 CERTIFICATIONS

I, James Rudis, certify that:

     1. I have reviewed this annual report on Form 10-K of Overhill Farms, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 3, 2003

                              By: /s/ James Rudis
                                  ---------------------------------
                                  James Rudis
                                  President and Chief Executive Officer

                                 CERTIFICATIONS

I, Richard A. Horvath, certify that:

     1. I have reviewed this annual report on Form 10-K of Overhill Farms, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 3, 2003

                              By: /s/ Richard A. Horvath
                                  ---------------------------------------
                                  Richard A. Horvath
                                  Senior Vice President, Secretary and Chief
                                  Financial Officer

                              OVERHILL FARMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


  Audited Financial Statements:

    Report of Independent Auditors ...................................   F-2
    Consolidated Balance Sheets ......................................   F-3
    Consolidated Statements of Operations ............................   F-5
    Consolidated Statements of Shareholders' Equity ..................   F-7
    Consolidated Statements of Cash Flows ............................   F-8
    Notes to Consolidated Financial Statements .......................  F-11

                         Report of Independent Auditors

The Board of Directors and Shareholders
Overhill Farms, Inc.

We have audited the accompanying consolidated balance sheets of Overhill Farms, Inc. and subsidiary (the Company), formerly a subsidiary of TreeCon Resources, Inc. (formerly Overhill Corporation or Polyphase Corporation), as of September 29, 2002 and September 30, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended September 29, 2002, September 30, 2001 and October 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Overhill Farms, Inc. and subsidiary as of September 29, 2002 and September 30, 2001, and the consolidated results of their operations and their cash flows for the years ended September 29, 2002, September 30, 2001 and October 1, 2000, in conformity with accounting principles generally accepted in the United States.


                                                    /s/ Ernst & Young LLP


Dallas, Texas
December 20, 2002

                              OVERHILL FARMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     Assets

                                                                    September 29,    September 30,
                                                                        2002             2001
                                                                   ---------------  ---------------
  Current assets:
     Cash                                                           $      8,115     $     81,414
     Accounts receivable, net of allowance for doubtful accounts
       of $102,285 and $25,000 in 2002 and 2001, respectively         13,450,103       16,537,116
     Inventories                                                      18,489,530       17,634,092
     Prepaid expenses and other                                        1,537,791        1,544,330
     Deferred taxes                                                      166,895           11,256
                                                                    ------------     ------------
           Total current assets                                       33,652,434       35,808,208
                                                                    ------------     ------------

  Property and equipment:
     Fixtures and equipment                                           12,689,934       10,474,403
     Leasehold improvements                                            3,932,842        1,144,898
     Automotive equipment                                                 52,669           62,028
                                                                    ------------     ------------
                                                                      16,675,445       11,681,329
     Less accumulated depreciation                                    (7,504,929)      (6,862,237)
                                                                    ------------     ------------
                                                                       9,170,516        4,819,092
                                                                    ------------     ------------
  Other assets:
     Excess of cost over fair value of net assets acquired            12,188,435       12,188,435

     Deferred financing costs, net of accumulated amortization
       of $1,395,829 and $747,085 in 2002 and 2001, respectively       2,952,587        1,184,037
     Deferred taxes                                                            -          133,670
     Other                                                             1,053,610           73,609
                                                                    ------------     ------------
                                                                      16,194,632       13,579,751
                                                                    ------------     ------------

  Total assets                                                      $ 59,017,582     $ 54,207,051
                                                                    ============     ============


                   The accompanying notes are an integral part of these consolidated financial statements

                              OVERHILL FARMS, INC.

                      Liabilities and Shareholders' Equity

                                                                   September 29,     September 30,
                                                                       2002              2001
                                                                  ---------------   ---------------
   Current liabilities:
      Accounts payable, primarily trade                            $  13,768,891     $  13,301,410
      Accrued liabilities                                              1,908,439         2,468,337
      Current maturities of long-term debt                             1,481,600         2,021,600
                                                                   -------------     -------------
            Total current liabilities                                 17,158,930        17,791,347
                                                                   -------------     -------------

   Deferred taxes                                                        265,127                 -
   Long-term debt, less current maturities                            36,241,914        32,951,294
                                                                   -------------     -------------
            Total liabilities                                         53,665,971        50,742,641
                                                                   -------------     -------------


   Commitments and contingencies


   Shareholders' equity:
      Series A Preferred stock, $0.01 par value, authorized
        50,000,000 shares, issued and outstanding, 23.57 shares
        at September 29, 2002 and none at September 30, 2001                   -                 -
      Common stock, $0.01 par value, authorized 100,000,000
        shares, issued and outstanding 9,400,828 shares                   94,008            94,008
      Additional paid-in capital                                       4,480,614         3,730,614
      Receivable from Parent                                         (10,534,679)       (9,541,993)
      Warrants to purchase common stock                                3,470,000         2,370,000
      Retained earnings                                                7,841,668         6,811,781
                                                                   -------------     -------------
            Total shareholders' equity                                 5,351,611         3,464,410
                                                                   -------------     -------------

   Total liabilities and shareholders' equity                      $  59,017,582     $  54,207,051
                                                                   =============     =============

                   The accompanying notes are an integral part of these consolidated financial statements

                              OVERHILL FARMS, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             For the Years Ended
                                                              -------------------------------------------------
                                                              September 29,     September 30,      October 1,
                                                                  2002              2001              2000
                                                              -------------     -------------     -------------
Net revenues                                                  $ 138,118,605     $ 162,158,070     $ 145,417,999
Cost of sales                                                   115,497,957       133,642,074       117,256,375
                                                              -------------     -------------     -------------
Gross profit                                                     22,620,648        28,515,996        28,161,624

Selling, general and administrative expenses                     15,322,922        19,033,214        17,348,632
                                                              -------------     -------------     -------------

Operating income                                                  7,297,726         9,482,782        10,812,992

Other income (expense):
  Interest expense                                               (4,651,184)       (5,372,023)       (5,141,739)
  Amortization of deferred financing costs                         (648,744)         (435,825)         (409,375)
  Other income (expense)                                           (299,498)         (265,580)         (133,812)
                                                              -------------     -------------     -------------

Total other expenses                                             (5,599,426)       (6,073,428)       (5,684,926)
                                                              -------------     -------------     -------------

Income before income taxes and extraordinary item                 1,698,300         3,409,354         5,128,066

Income tax provision                                                668,413         1,167,809         1,797,502
                                                              -------------     -------------     -------------

Income before extraordinary item                                  1,029,887         2,241,545         3,330,564

Extraordinary item - early extinguishment of debt, net
  of income tax benefit of $452,296 in 2000                               -                 -          (838,135)
                                                              -------------     -------------     -------------

Net income                                                    $   1,029,887     $   2,241,545     $   2,492,429
                                                              =============     =============     =============

                   The accompanying notes are an integral part of these consolidated financial statements

                              OVERHILL FARMS, INC.

                                                                          For the Years Ended
                                                             -----------------------------------------------
                                                             September 29,    September 30,      October 1,
                                                                  2002             2001             2000
                                                             -------------    -------------     ------------
                                                                (Note 1)         (Note 1)        (Note 1)
Per share data - basic and diluted:

  Net Income per common share - basic and diluted:

       Income before extraordinary item                              $0.11            $0.24            $0.36

       Extraordinary item                                                -                -            (0.09)
                                                             -------------    -------------     ------------

  Net income per common share - basic                                $0.11            $0.24            $0.27
                                                             =============    =============     ============

  Net income per common share - diluted                              $0.09            $0.20            $0.22
                                                             =============    =============     ============

Weighted average shares outstanding - basic                      9,400,828        9,377,558        9,307,750
                                                             =============    =============     ============

Weighted average shares outstanding - diluted                   11,617,713       11,394,968       11,527,999
                                                             =============    =============     ============

Note 1 - Share and per share data for the fiscal years ending September 29, 2002, September 30, 2001 and October 1, 2000 have been retroactively restated to reflect the effect of a 12,010-shares-for-1 stock split declared in October 2002 in connection with the spin-off of Overhill Farms, Inc. from TreeCon Resources. See Note 14 to the consolidated financial statements for further discussion.

                   The accompanying notes are an integral part of these consolidated financial statements

                              OVERHILL FARMS, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                      Additional    Warrants
                                    Preferred Stock   Common Stock     Paid-In    To Purchase    Receivable   Retained
                                    Shares   Amount  Shares   Amount   Capital    Common Stock  From Parent   Earnings     Total
                                    --------------- ----------------- ----------  ------------ ------------  ---------- ------------

Balance, September 26, 1999            -      $ -   9,307,750 $93,078 $3,906,922  $ 1,200,000  $ (9,959,750) $2,077,807 $(2,681,943)

  Repurchase of warrants               -        -           -       -   (225,378)  (1,200,000)            -           -  (1,425,378)
  Issuance of warrants                 -        -           -       -          -    2,370,000             -           -   2,370,000
  Net increase in receivable
     from Parent                       -        -           -       -          -            -      (411,658)          -    (411,658)
  Net income (comprehensive income)    -        -           -       -          -            -             -   2,492,429   2,492,429
                                    --------------- ----------------- ----------  ------------ ------------  ---------- ------------

Balance, October 1, 2000               -        -   9,307,750  93,078  3,681,544    2,370,000   (10,371,408)  4,570,236     343,450

  Exercise of warrants                 -        -      93,078     930     49,070            -             -           -      50,000
  Net decrease in receivable
     from Parent                       -        -           -       -          -            -       829,415           -     829,415
  Net income (comprehensive income)    -        -           -       -          -            -             -   2,241,545   2,241,545
                                    --------------- ----------------- ----------  ------------ ------------  ---------- ------------

Balance, September 30, 2001            -        -   9,400,828  94,008  3,730,614    2,370,000    (9,541,993)  6,811,781   3,464,410

  Issuance of preferred stock         24        -           -       -    750,000            -             -           -     750,000
  Issuance of warrants                 -        -           -       -          -    1,100,000             -           -   1,100,000
  Net increase in receivable
     from Parent                       -        -           -       -          -            -      (992,686)          -    (992,686)
  Net income (comprehensive income)    -        -           -       -          -            -             -   1,029,887   1,029,887
                                    --------------- ----------------- ----------  ------------ ------------  ---------- ------------

Balance, September 29, 2002           24      $ -   9,400,828 $94,008 $4,480,614  $ 3,470,000  $(10,534,679) $7,841,668 $ 5,351,611
                                    =============== ================= ==========  ============ ============  ========== ============

                   The accompanying notes are an integral part of these consolidated financial statements

                              OVERHILL FARMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the Years Ended
                                               -----------------------------------------------------------
                                                   September 29,        September 30,         October 1,
                                                       2002                 2001                 2000
                                               ------------------    ------------------     --------------
Operating Activities
Net income                                     $        1,029,887    $        2,241,545     $    2,492,429
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                         689,377               587,213            754,552
     Amortization                                       1,222,744             1,879,589          1,609,546
     Early extinguishments of debt                              -                     -          1,290,431
     Provision for doubtful accounts                       90,000                     -             30,000
     Deferred income taxes                                243,158              (177,932)           178,662
     Changes in:
       Accounts receivable                              2,997,013             1,508,340         (4,429,925)
       Inventories                                       (855,438)            1,159,744         (5,167,968)
       Prepaid expenses and other                        (973,462)             (198,744)          (970,547)
       Accounts payable                                   467,481             2,805,865          2,963,125
       Accrued liabilities                               (382,898)              626,273          1,432,955
                                               ------------------    ------------------     --------------
Net cash provided by operating activities               4,527,862            10,431,893            183,260
                                               ------------------    ------------------     --------------

Investing Activities
Net additions to property and equipment                (5,040,801)           (1,196,831)        (1,021,167)
Acquisition of Chicago Brothers                                 -               (32,238)        (4,221,551)
                                               ------------------    ------------------     --------------
Net cash used in investing activities                  (5,040,801)           (1,229,069)        (5,242,718)
                                               ------------------    ------------------     --------------

                   The accompanying notes are an integral part of these consolidated financial statements

                              OVERHILL FARMS, INC.

                                                                  For the Years Ended
                                                -------------------------------------------------------
                                                  September 29,      September 30,        October 1,
                                                      2002                2001               2000
                                                ----------------    ----------------   ----------------
Financing Activities
Net borrowings (principal payments) on
  line of credit arrangements                   $      4,034,478    $     (6,571,152)  $      4,846,962
Principal payments on long-term debt                  (2,017,858)         (2,659,218)       (22,730,639)
Borrowings on long-term debt                                   -                   -         30,682,504
Deferred financing costs                                (584,294)                  -         (1,932,907)
Repurchase of stock warrants                                   -                   -         (3,700,000)
Exercise of stock warrants                                     -              50,000                  -
Changes in receivable from Parent                       (992,686)           (500,000)        (1,575,000)
                                                ----------------    ----------------   ----------------
 Net cash provided by (used in) financing
  activities                                             439,640          (9,680,370)         5,590,920
                                                ----------------    ----------------   ----------------

Net increase (decrease) in cash                          (73,299)           (477,546)           531,462
Cash at beginning of year                                 81,414             558,960             27,498
                                                ----------------    ----------------   ----------------
Cash at end of year                             $          8,115    $         81,414   $        558,960
                                                ================    ================   ================

Supplemental Schedule of Cash Flow
  Information
Cash paid during the year for:
  Interest                                      $      3,842,297    $      4,940,893   $      4,764,516
                                                ================    ================   ================
  Income taxes                                  $          9,775    $         16,326   $          2,000
                                                ================    ================   ================

                   The accompanying notes are an integral part of these consolidated financial statements

                              OVERHILL FARMS, INC.

Supplemental Schedule of Noncash Investing and Financing Activities:

The Company has netted accumulated federal income tax liabilities payable to the Parent against the receivable from Parent balance for all periods presented.

During the fiscal year ended September 29, 2002, the Company issued warrants to purchase approximately 750,000 shares of common stock at a nominal exercise price. The warrants issued had an estimated value of $1.1 million and were recorded as deferred financing costs in the consolidated balance sheet.

During the fiscal year ended September 29, 2002, the Company issued 23.57 shares of a newly created Series A Preferred Stock having an estimated value of $750,000 as consideration for financing costs to LLCP.

In connection with the Company's refinancing in November 1999, warrants to purchase 17.5% of the Company's common stock at a nominal exercise price were issued having an estimated fair market value of $2,370,000.

In connection with the Company's refinancing in November 1999, the Company accrued a $500,000 liability related to a cash payment obligation of the Company in the event the Company does not repurchase the warrants to purchase 17.5% of its common stock, which were issued in connection with the refinancing. See Note 5 to the consolidated financial statements.

In connection with the Company's acquisition of Chicago Brothers during fiscal 2000, $900,000 of the purchase price was represented by a note payable to the seller.

                   The accompanying notes are an integral part of these consolidated financial statements

                              OVERHILL FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 29, 2002

1.  COMPANY AND ORGANIZATIONAL MATTERS

    Nature of Business and Basis of Presentation

    Overhill Farms, Inc. (the Company or Overhill Farms) is a producer of high-quality entrees, plated meals, meal components, soups, sauces, and poultry, meat and fish specialties. From May 5, 1995 through October 29, 2002, the Company was a majority-owned subsidiary of TreeCon Resources, Inc. (formerly Overhill Corporation and Polyphase Corporation) (the Parent), whose ownership was subject to warrants outstanding to purchase Overhill Farms' common stock (see Note 6). On October 29, 2002, TreeCon Resources, Inc. distributed to its shareholders, in the form of a tax-free dividend, all of its ownership of the Company (see Note 14).

    On May 5, 1995, the Company purchased substantially all of the operating assets and assumed certain liabilities of IBM Foods, Inc. (IBM), for $31.3 million. Prior to its acquisition by the Company, IBM was engaged in the business of producing high-quality entrees, plated meals, soups, sauces, and poultry, meat and fish specialties primarily for customers in the airline, weight loss, and restaurant chain industries in the United States. The Company is using the net assets acquired in substantially the same business.

    In October 2002, in connection with the spin-off transaction (see Note 14), the Company's Board of Directors authorized a 12,010-shares-for-1 stock split. Share and per share data as of and for all periods presented herein have been restated to reflect the stock split.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation

    The consolidated financial statements include the accounts of Overhill Farms and its wholly owned subsidiary, Overhill L.C. Ventures, Inc. All material intercompany accounts and transactions are eliminated. Certain prior year amounts have been reclassified to conform with the current period presentation.

    Fiscal Year

    The Company utilizes a 52- to 53-week accounting period, which ends on the last Sunday of September in each fiscal year if September 30 does not fall on a Saturday, or October 1 if September 30 falls on a Saturday. In fiscal 2000, the Company had a 53-week accounting period.

    Deferred Financing Costs

    Debt financing costs are deferred and amortized as additional interest expense using the straight-line method over the term of the related debt. Amortization of these costs totaled $648,744, $435,825, and $409,375 for the years ended September 29, 2002, September 30, 2001, and October 1, 2000, respectively. As a result of the November 1999 refinancing related to the Union Bank line of credit and LLCP debt (see Note 5), the Company recorded an extraordinary charge of $838,135, net of an income tax benefit of $452,296, to write off certain of these deferred costs related to previous financings.

    Concentrations of Credit Risk

    The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers.

    For the fiscal years ended September 29, 2002, September 30, 2001, and October 1, 2000 revenues from airline-related customers accounted for approximately 25.3%, 33.7%, and 35.0% of total net revenues, respectively. Additionally, accounts receivable from airline-related customers accounted for approximately 12.8% and 33.0% of the total accounts receivable balance at September 29, 2002 and September 30, 2001, respectively. The results of the tragic events of September 11, 2001 have significantly impacted the Company's sales to airlines. The long-term effect of these events on the airline industry, airline revenues, and on Overhill Farms' business in particular, still cannot be accurately determined at this time. These events have resulted in a decreased demand for air travel and a reduction in the number of meals served as a result of airlines' cost savings measures. These effects, depending upon their scope and duration, which cannot be predicted at this time, could negatively impact the Company's financial position, results of operations or cash flows.

    For the years ended September 29, 2002, September 30, 2001, and October 1, 2000 the Company's write-offs, net of recoveries, to the allowance for doubtful accounts were immaterial.

    Financial Instruments

    The fair value of financial instruments is determined by reference to market data and by other valuation techniques as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

    Inventories

    Inventories, which include material, labor, and manufacturing overhead, are stated at the lower of cost, which approximates the first-in, first-out
    (FIFO) method, or market. For the years ended September 29, 2002, September 30, 2001, and October 1, 2000 the Company's inventory write-offs were immaterial.

    Concentration of Sources of Labor

    The Company's total hourly and salaried workforce consists of approximately 1,000 employees at September 29, 2002. Approximately 67% of the Company's workforce is covered by collective bargaining agreements expiring in fiscal years 2003 and 2005.

    Property and Equipment

    The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from three to ten years. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. Depreciation is generally computed using the straight-line method.

    Expenditures for maintenance and repairs are charged to expense as incurred. Betterments and major renewals are capitalized. Costs and related accumulated depreciation of properties sold or otherwise retired are eliminated from the accounts, and gains or losses on disposals are included in other income (expense).

    Excess of Cost Over Fair Value of Net Assets Acquired

    The excess of cost over fair value of net assets acquired (goodwill) is evaluated annually for impairment in accordance with SFAS 142. The Company has one reporting unit and estimates fair value based upon a variety of factors, including discounted cash flow analysis, market capitalization and other market-based information. The Company reviewed its goodwill for impairment as of July 1, 2002. No impairment was recorded as a result of this review.

     Derivative Financial Instruments

     The Company had no derivative financial instruments in place as of September 29, 2002 and September 30, 2001 or during the fiscal years ended September 29, 2002, September 30, 2001 and October 1, 2000.

     Revenue Recognition

     Sales are recognized when products are shipped, which is when title and risk of loss pass to the customer. The Company provides for estimated returns and allowances, which have historically been immaterial, at the time of sale.

     The Company classifies customer rebate costs as a reduction in net revenues. Customer rebate costs were approximately $0, $375,000, and $0 for the fiscal years ended September 29, 2002, September 30, 2001, and October 1, 2000.

     Income Taxes

     Deferred income taxes recorded using the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Shipping and Handling Costs

     The Company classifies shipping and handling costs as a component of selling, general and administrative expenses. Shipping and handling costs were approximately $7.3 million, $9.2 million, and $7.8 million for the fiscal years ended September 29, 2002, September 30, 2001, and October 1, 2000, respectively.

     Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS
     146), which addresses financial accounting and reporting for costs associated with exit or disposal activities. These rules supersede EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS 146 requires that costs related to an exit or disposal activity can only be accrued when a liability is actually incurred. SFAS 146 is required to be adopted for exit or disposal activities occurring after December 31, 2002. The Company does not believe the adoption of SFAS 146 will have a material effect on the Company's financial position, results of operations or cash flows.

     In November 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). These rules supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, providing a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. SFAS 144 also supersedes the provisions of APB opinion 30 with regard to reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as previously required by APB 30). SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, although earlier application is encouraged. The Company adopted SFAS 144 as of October 1, 2001. The adoption of SFAS 144 did not have a material effect on the Company's financial position, results of operations or cash flows.

     In June 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142), which requires that goodwill no longer be amortized but instead be tested at least annually for impairment. The Company adopted SFAS 142 as of October 1, 2001 and no impairment of goodwill was recorded upon adoption. Had the Company been accounting for goodwill under SFAS 142 for all periods presented, the Company's income before income taxes and extraordinary item would have increased by $830,000 and $650,000 for fiscal years 2001 and 2000, respectively, and the Company's net income would have increased by $548,000 ($0.06 per share and $0.05 per diluted share) and $429,000 ($0.05 per share and $0.04 per diluted share) for fiscal years 2001 and 2000, respectively.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.   RECEIVABLE FROM PARENT

     From time to time, Overhill Farms has made advances to or on behalf of the Parent for various purposes. Additionally, Overhill Farms has netted accumulated federal income tax liabilities payable to the Parent against the receivable from Parent balance. The net receivable from Parent balance totaled approximately $10.5 million at September 29, 2002 and $9.5 million at September 30, 2001. No interest is being charged to the Parent on net amounts outstanding. As there was substantial doubt as to its collectibility at September 29, 2002 and September 30, 2001, the Company has classified this receivable from Parent as a reduction in shareholders' equity.

     During the fiscal years ended September 29, 2002, September 30, 2001 and October 1, 2000, the Company made cash payments to, or on behalf of, its Parent of approximately $1.2 million, $500,000 and $1.6 million, respectively, for various purposes including tax payments, expense reimbursement and other corporate purposes. Additionally, during the fiscal year ended September 29, 2002, the Company and its Parent agreed to an allocation to the parent of salary and other payroll costs and expenses of the Company's chief executive officer relating to the spin-off transaction (see Note 14), which resulted in approximately $290,000 of costs and expenses being allocated to the receivable from Parent account.

     In October 2002, TreeCon Resources, Inc. made a partial payment on amounts due by TreeCon to the Company by transferring to the Company certain notes receivable totaling approximately $400,000. These notes receivable are due from certain officers of both the Parent and the Company who, subsequent to the spin-off, remained officers of the Company and are no longer employed by the Parent. In October 2002, the Company made final cash payments to, or on behalf of, its Parent and simultaneously with the spin-off, which occurred on October 29, 2002, after giving effect to the partial payment described above and the netting of accumulated federal income tax liabilities payable to the Parent as of October 29, 2002 against the receivable from Parent balance, all net intercompany amounts due to the Company by its Parent were charged to retained earnings.

4.   INVENTORIES

     Inventories are summarized as follows:

                                                                                  September 29,         September 30,
                                                                                      2002                  2001
                                                                                --------------------------------------
     Raw ingredients                                                            $   8,003,573         $     7,662,980
     Finished product                                                               8,681,091               8,334,363
     Packaging                                                                      1,804,866               1,636,749
                                                                                --------------------------------------
                                                                                $  18,489,530         $    17,634,092
                                                                                ======================================

5.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                   September 29,         September 30,
                                                                                       2002                  2001
                                                                                ------------------    ------------------
     Revolving credit agreement with Union Bank of
      California, N.A. (Union Bank), bearing interest at
      prime plus 0.50% or LIBOR plus 3.0%, collateralized
      by certain assets of Overhill Farms. Effective interest
      rate on outstanding borrowings at September 29, 2002 was 5.25%.           $  11,957,293          $  7,922,815

     Secured senior subordinated note payable to Levine
      Leichtman Capital Partners II, L.P. (LLCP), net of
      discount of $1,083,667 and $1,817,667 at
      September 29, 2002 and September 30, 2001,
      respectively, bearing interest payable monthly at
      13.25% until maturity in October 2004, collateralized
      by certain assets of Overhill Farms.                                         24,115,222            24,162,333

     Term loan payable to Union Bank, bearing interest at
      prime plus 1.0% (approximately 5.75% at September
      29, 2002), payable in monthly installments of $50,000
      plus interest, collateralized by certain assets of Overhill
      Farms.                                                                        1,150,000             1,750,000

                                                                                 September 29,        September 30
                                                                                     2002                2001
                                                                           ---------------------   -----------------
  Unsecured promissory note, bearing interest at 9%,
   payable quarterly through June 2001 and thereafter in
   quarterly installments of $150,000 plus interest through
   maturity in December 2002. This note was issued in
   connection with the Chicago Brothers purchase and is
   subordinated to all indebtedness to Union Bank and to
   LLCP described above.                                                   $          300,000      $          900,000

  Other                                                                               200,999                 237,746
                                                                           --------------------    ------------------
                                                                                   37,723,514              34,972,894
  Less current maturities                                                          (1,481,600)             (2,021,600)
                                                                           --------------------    ------------------

  Total long-term debt                                                     $       36,241,914      $       32,951,294
                                                                           ====================    ==================

   Scheduled maturities of long-term debt are summarized as follows:

          2003                                                                            $      1,481,600
          2004                                                                                  12,557,048
          2005                                                                                  24,713,291
          2006                                                                                      55,242
                                                                                          ------------------
          Total                                                                                 38,807,181
          Less unamortized debt discount                                                        (1,083,667)
                                                                                          ------------------
                                                                                          $     37,723,514
                                                                                          ==================

   In November 1999, Overhill Farms refinanced substantially all of its existing debt. The total facility amounted to $44 million, consisting of a $16 million line of credit provided by Union Bank together with $28 million in the form of a five-year term loan provided by LLCP. Both of these agreements have subsequently been amended on multiple occasions as discussed further below. Additionally, the Company issued a term loan payable to Union Bank in connection with an acquisition that occurred in August 2000.

     As a result of the November 1999 refinancing, Overhill Farms repaid in full the $22.7 million senior subordinated notes payable and the $9.6 million revolving line of credit that were outstanding at September 26, 1999. Additionally, Overhill Farms repurchased for $3.7 million the warrants held by the previous subordinated lender to purchase 30% of Overhill Farms' common stock. This transaction was treated as a reacquisition of minority interest, resulting in approximately $2.2 million of goodwill being recorded. Also in connection with the refinancing, Overhill Farms was permitted to make a one-time advance of $1.25 million to its Parent for working capital and other specified purposes. Overhill Farms incurred costs and expenses in connection with the refinancing totaling approximately $1.9 million, substantially all of which was paid to the lenders. The early extinguishment of the previous indebtedness resulted in an after-tax, extraordinary charge of $838,135 during the year ended October 1, 2000.

     The Company's revolving line of credit, senior subordinated note payable and term loan agreements all contain various financial covenants including restrictions on changes in control, capital expenditures, minimum EBITDA and net worth levels, specified debt service and debt-to-equity ratios, and prohibitions on certain loans, advances and dividend payments.

     In January 2002, the Company entered into amendments to its loan agreements with Union Bank and its senior subordinated lender to provide for revised financial covenants, including one covenant which had been violated as of September 30, 2001. As of June 30, 2002, the Company was in violation of certain financial covenants with respect to its financing arrangements with its senior secured and subordinated creditors. In September 2002, the Company received a waiver of these violations from Union Bank and an amendment to its financial covenants with its senior subordinated lender. Additionally, the Company entered into further amendments with each of its senior secured and subordinated lenders whereby, among other things, future financial covenant requirements were modified to levels more consistent with the Company's current and future expected results of operations. As of September 29, 2002, the Company was in compliance with all of its amended financial covenants. The Company believes, based upon historical performance, current results of operations for the fiscal year ended September 29, 2002, and forecasted performance in fiscal 2003, that it is probable the Company will be in compliance with all of its revised financial and other covenant requirements. Accordingly, the Company has classified all of its outstanding senior secured debt, which matures in November 2003, and all of its outstanding senior subordinated debt, which matures in November 2004, as long-term, except for contractually current maturities, in the accompanying consolidated balance sheet as of September 29, 2002. In the future, failure of the Company to achieve certain revenue, expense or profitability levels could result in a violation of the Company's amended financial covenants under its lending arrangements, which could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     Line of Credit and Term Loan

     In January 2002, as part of its amendment with Union Bank, the Company also agreed to certain additional covenants, increased interest rates and amended the Union Bank agreement to accommodate a lease of a new facility, which the Company entered into effective in January 2002. The Company paid Union Bank $120,000 in connection with this amendment.

     At September 29, 2002, the line of credit with Union Bank, as amended, has a maturity date of November 2002 and provides for borrowings limited to the lesser of $16.0 million or an amount determined by a defined borrowing base consisting of eligible receivables and inventories ($18.7 million at September 29, 2002). Borrowings under the line of credit bear interest at a rate, as selected by Overhill Farms at the time of borrowing, of prime plus 0.50% or LIBOR plus 3.0%. The Union Bank agreement provides, among other things, that Overhill Farms is subject to an unused line of credit fee of 0.25% per annum.

     In November 2002, the Company obtained a one-month extension of its revolving line of credit with and term loan payable to Union Bank. In December 2002, the Company entered into an amendment with Union Bank whereby the line of credit amount was increased to $20.0 million, the maturity date of the revolving line of credit was extended through the end of November 2003, and the interest rate was reduced to prime plus 0.25% or LIBOR plus 2.5%, at the Company's election. Additionally, the Company amended its term loan payable to Union Bank whereby the maturity date was extended to November 30, 2003 with continued periodic payments of $50,000 per month plus interest at prime plus 1.0%.

     Senior Subordinated Note Payable

     The term loan with LLCP, as amended, provides for principal payments in an amount equal to 50% of the excess cash flow, as defined, for Overhill Farms' previous fiscal year, payable annually commencing in January 2001. The amount of such principal payment, based on excess cash flows, as defined, for the year ended September 29, 2002 was approximately $541,000. Such amount has been included in current maturities of long-term debt on the September 29, 2002 consolidated balance sheet. Any unpaid balance will be payable at maturity in October 2004. The agreement also requires Overhill Farms to pay to LLCP, during each January, annual consulting fees of $180,000.

     In connection with the November 1999 agreement, LLCP was granted warrants to purchase 17.5% of the common stock of Overhill Farms, exercisable immediately at a nominal exercise price (see Note 6). At the date of issuance, the warrants granted to LLCP were estimated to have a fair value of $2.37 million, which was recorded as a debt discount to be amortized on a straight-line basis through October 2004.

     In connection with, and as consideration for, the January 2002 amendment to its senior subordinated loan agreement, the Company agreed to issue LLCP shares of a newly created Series A Preferred Stock with certain voting rights and preferences valued at $750,000 (see Note 6).

     In connection with, and as consideration for, the September 2002 amendment to its senior subordinated loan agreement, the Company agreed to issue LLCP certain warrants valued at $1.1 million to purchase shares of the Company's common stock at a nominal exercise price (see Note 6). Under this agreement, these warrants are intended to bring the total equity ownership of the Company by the senior subordinated lender, on a fully diluted basis, to 24.0%. The warrants have certain anti-dilution protection provisions and were exercisable immediately upon issuance. Additionally, the Company agreed to pay LLCP a restructuring fee of approximately $423,000 payable at various installments over a seven-month period and increase the base interest rate under the loan agreement to 13.25% per annum. However, if the Company meets certain specified EBITDA levels for the fiscal year ended September 28, 2003, the base rate will be reduced to 12.5%. Also in connection with the September 2002 amendment, a previous agreement for an interest rate reduction upon the Company making voluntary principal payments of approximately $1.1 million was terminated and the Company and its senior subordinated lender agreed to eliminate the Company's previous obligation to make a $500,000 cash payment in the event the Company did not repurchase the existing warrants or warrant shares upon repayment of the senior subordinated note payable at maturity.

     Also in September 2002, the Company and LLCP entered into an equity repurchase option agreement whereby, among other things, the Company has the right, upon the occurrence of certain conditions, to purchase from LLCP, in whole but not in part, all shares of the Company's common stock owned by LLCP or issuable to LLCP upon exercise of any warrants or shares of Series A preferred stock it holds. Generally, the repurchase price under the equity repurchase option agreement is the greater of an amount based upon the current market price of the Company's publicly traded common stock or based upon a predetermined formula or minimum stated amount.

6.   SHAREHOLDERS' EQUITY

     Warrants to Purchase Common Stock

     In connection with the refinancing in December 1997, an unrelated consultant was issued a warrant to purchase 1% of Overhill Farms' common stock at a purchase price of $50,000. The warrant was exercised during the fiscal year ended September 30, 2001.

     In November 1999, the Company repurchased warrants to purchase 30% of its common stock, which were held by a previous subordinated lender for total consideration of $3.7 million. This transaction was treated by the Company's Parent, and thus the Company, as a reacquisition of minority interest, resulting in approximately $2.2 million of goodwill being recorded in connection with this repurchase transaction.

     In connection with the financing provided by LLCP in November 1999 (see
     Note 5), the Company granted stock purchase warrants that entitle LLCP to immediately acquire 17.5% of its common stock at a nominal exercise price. Such warrants were valued at $2.37 million, which has been recorded as a debt discount and is being amortized over the term of the LLCP loan.

     In connection with, and as consideration for, the September 2002 amendment to its senior subordinated loan agreement, the Company agreed to issue LLCP certain warrants, valued at $1.1 million, to purchase shares of the Company's common stock at a nominal exercise price (see Note 5). Under this agreement, these warrants are intended to bring the total equity ownership of the Company by the senior subordinated lender, on a fully diluted basis, to 24.0%. The warrants have certain anti-dilution protection provisions and were exercisable immediately upon issuance.

     Preferred Stock

     Effective January 31, 2002, the Company and LLCP reached agreement relative to further amendment of the credit arrangement with LLCP to accommodate the consolidation of the Company's facilities and to permit additional indebtedness to be incurred by the Company in connection therewith. As consideration for financing costs of this amendment with LLCP, the value of which was agreed to be $750,000, the Company agreed to issue to LLCP 23.57 shares of a newly created Series A Preferred Stock. These shares were issued in March 2002. The designations for the new preferred stock provide the holder with, among other things, a liquidation preference totaling $750,000, voting rights along with holders of common stock, conversion rights into a like number of common shares, subject to adjustment, and provide for adjustment to prevent dilution of the holders' interests. The Company has recorded the $750,000 of Series A Preferred Stock issued to LLCP as deferred financing costs, which is being amortized as additional interest expense over the remaining life of the LLCP agreement.

     Amendments to Articles of Incorporation

     During February 2002 the stockholders and Board of Directors of the Company unanimously approved an amendment to the Company's Articles of Incorporation to increase the number of shares which the Company shall have authority to issue to a total of 150,000,000, consisting of (i) 50,000,000 shares of preferred stock, $.01 par value and (ii) 100,000,000 shares of common stock, $.01 par value. Such shares may be issued in one or more series from time to time, without action by the stockholders, and for such consideration as may be fixed by the Board of Directors. Additionally, the Board of Directors is authorized to fix the designations, preferences, and relative participating, option or other special rights of the shares of each such series of preferred stock, and the qualifications, limitations or restrictions thereon.

7.   INCOME PER SHARE

     The following table sets for the calculation of earnings per share for the periods presented:

                                                                                         For the Years Ended
                                                                      -----------------------------------------------------
                                                                         September 29,   September 30,        October 1,
                                                                             2002            2001               2000
                                                                      -----------------------------------------------------
     Numerator:
        Income before extraordinary item                              $     1,029,887     $2,241,545         $3,330,564
        Extraordinary item                                                          -              -           (838,135)
                                                                      -----------------------------------------------------

        Net income attributable to common stockholders                $     1,029,887     $2,241,545         $2,492,429
                                                                      =====================================================

     Denominator:
        Denominator for basic earnings
          per share - weighted average shares                               9,400,828      9,377,558          9,307,750
                                                                      -----------------------------------------------------

        Effect of dilutive securities:
          Warrants                                                          2,051,758      2,017,410          2,220,249
          Series A Preferred Stock                                            165,127              -                  -
                                                                     ------------------------------------------------------

             Dilutive potential common shares                               2,216,885      2,017,410          2,220,249
                                                                      -----------------------------------------------------

        Denominator for diluted earnings per share                         11,617,713     11,394,968         11,527,999
                                                                      =====================================================

     Net income per share - basic and diluted:

          Income before extraordinary item                            $          0.11     $     0.24         $     0.36
          Extraordinary Item                                                        -              -              (0.09)
                                                                      -----------------------------------------------------

        Net income per share - basic                                  $          0.11     $     0.24         $     0.27
                                                                      =====================================================

        Net income per share - diluted                                $          0.09     $     0.20         $     0.22
                                                                      =====================================================

     Share and per share data for all periods presented have been retroactively restated to reflect the 12,010-shares-for-1 stock split declared by the Company's Board of Directors in October 2002.

8.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                                 September 29,         September 30,
                                                                                     2002                 2001
                                                                        --------------------------------------------
   Compensation                                                            $        853,680      $      1,023,451
   Taxes other than income taxes                                                    226,999               218,706
   Interest payable                                                                 349,806                57,419
   Other                                                                            477,954             1,168,761
                                                                        --------------------------------------------
                                                                           $      1,908,439      $      2,468,337
                                                                        ============================================

9.   INCOME TAXES

     Income tax provision consists of the following:

                                                                       For the Years Ended
                                               ------------------------------------------------------------------
                                                    September 29,           September 30,             October 1,
                                                       2002                     2001                     2000
                                               ------------------        -----------------        ---------------
   Current:
     Federal                                    $         423,655        $       1,344,141        $     1,164,944
     State                                                  1,600                    1,600                  1,600
                                               ------------------        -----------------        ---------------
   Total current                                          425,255                1,345,741              1,166,544

   Deferred:
     Federal                                              243,158                 (177,932)               178,662
     State                                                      -                        -                      -
                                               ------------------        -----------------        ---------------
   Total deferred                                         243,158                 (177,932)               178,662
                                               ------------------        -----------------        ---------------

   Total income tax provision                   $         668,413        $       1,167,809        $     1,345,206
                                               ==================        =================        ===============


     For the years ended September 29, 2002, September 30, 2001 and October 1, 2000, the Company is included in the consolidated federal tax return of its Parent and has provided for federal taxes on a separate company basis in accordance with SFAS No. 109, Accounting for Income Taxes. Historically, with respect to state income taxes, primarily in California, the Company has been able to reduce its tax liability by offsetting otherwise taxable income with other losses under the Parent entity. On a separate company basis, the Company would have an approximate effective state tax rate of 5%-6%.

     The total income tax provision was 39.2%, 34.3%, and 35.1% of pretax income for the years ended September 29, 2002, September 30, 2001, and October 1, 2000, respectively. A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:

                                                                        For the Years Ended
                                                ------------------------------------------------------------------
                                                  September 29,            September 30,             October 1,
                                                       2001                     2001                    2000
                                                ------------------       ------------------        ---------------
     Computed tax provision at
        federal statutory rate (34%)            $          577,422       $        1,159,181        $     1,304,796
     State income tax provision,
        net of federal benefit                               1,024                    1,024                  1,024
     Permanent items                                        54,318                   33,846                 12,032
     Other                                                  35,649                  (26,242)                27,354
                                                ------------------       ------------------        ---------------
                                                $          668,413       $        1,167,809        $     1,345,206
                                                ==================       ==================        ===============


     The deferred tax assets and deferred tax liabilities recorded on the balance sheet are as follows:

                                             September 29, 2002                        September 30, 2001
                                   ----------------------------------------  --------------------------------------
                                        Deferred             Deferred             Deferred             Deferred
                                          Tax                  Tax                  Tax                  Tax
                                         Assets             Liabilities            Assets             Liabilities
                                   -------------------  -------------------  -------------------  -----------------
     Current:
        Inventory, A/R                $      207,035       $           -        $      225,240       $           -
        Accrued liabilities                  192,367                   -               212,414                   -
        Prepaid expenses                           -            (142,667)                    -                   -
        Other                                      -             (89,840)                    -            (426,398)
                                   -------------------  -------------------  -------------------  -----------------
                                             399,402            (232,507)              437,654            (426,398)
     Noncurrent:
        Depreciation                               -             (21,640)              613,461                   -
        Goodwill                                   -            (243,487)                    -            (479,791)
                                   -------------------  -------------------  -------------------  -----------------
                                                   -            (265,127)              613,461            (479,791)
                                   -------------------  -------------------  -------------------  -----------------
     Total deferred taxes             $      399,402       $    (497,634)       $    1,051,115       $    (906,189)
                                   ===================  ===================  ===================  =================

10.  COMMITMENTS AND CONTINGENCIES

     Commitments

     Future minimum lease payments for all operating leases at September 29, 2002 are as follows:

                2003                           $     3,704,724
                2004                                 3,271,500
                2005                                 3,158,180
                2006                                 2,738,115
                2007 and thereafter                  5,774,044
                                               -----------------
                                               $    18,646,563
                                               =================

     The Company leases substantially all of its facilities under operating leases expiring through December 2011. Certain of the leases provide for renewal options at substantially the same terms as the current leases.

     Rent expense, including monthly equipment rentals, was approximately $2.8 million, $2.4 million, and $2.1 million for the years ended September 29, 2002, September 30, 2001, and October 1, 2000, respectively.

     Significant Customers

     Significant customers accounted for the following percentages of the Company's sales during the years ended:

                                                September 29,         September 30,           October 1,
                                                    2002                   2001                  2000
                                            -------------------------------------------------------------------
     Jenny Craig Products                            15%                   12%                   13%
     American Airlines                                9%                   10%                   13%
     Delta Airlines                                   8%                   12%                   11%
     Panda Restaurant Group                          21%                   14%                   12%
     King's Hawaiian/Pinnacle Foods                  11%                   14%                   15%

     No other customer accounted for sales of 10% or more in the periods presented.

     Contingencies

     The spin-off of the Company to TreeCon Resources, Inc. shareholders occurred on October 29, 2002. In the event that the creditors of the Company, or TreeCon, successfully challenges the spin-off as a fraudulent conveyance, due to the insolvency, as defined, of either company, a court could be asked to void the spin-off. The court could then require TreeCon, or the Company, to fund certain liabilities of the other company for the benefit of creditors. The Company and TreeCon believe each company to be solvent at the time of and following the spin-off.

     TreeCon, as well as certain of its current and former officers and directors, are parties to a lawsuit, originally filed in 1997, which alleges misrepresentations which the plaintiffs claim resulted in the market price of the TreeCon's stock being artificially inflated. The plaintiffs twice attempted to enjoin the spin-off of the Company and, in each instance, the district court denied the plaintiffs' attempts to enjoin the spin-off. TreeCon has indicated that it would continue to vigorously defend against what it believes to be unsupportable claims by the plaintiff's attorneys. The Company has never been a named defendant in these actions and believes that, in any event, it would have no liability as a result thereof.

     TreeCon received an opinion with respect to the spin-off to the effect that, among other things, the spin-off should qualify as a tax-free spin-off to TreeCon's stockholders and to TreeCon for federal income tax purposes. The opinion is based upon various factual representations and assumptions, as well as certain undertakings, which if untrue or incomplete in a material respect, or any undertaking was not complied with, or if the facts upon which the opinion was based were materially different from the facts at the time of the spin-off, the spin-off may not qualify for tax-free treatment. If, for these reasons or due to events occurring subsequent to the spin-off, it is determined that the spin-off does not qualify for tax-free treatment, then, in general, a very substantial tax would be payable by TreeCon and its stockholders. In certain circumstances, the Company and TreeCon would be jointly and severally liable, and the Company could be required to pay for all or a portion of such taxes resulting from the spin-off being taxable. The Company and TreeCon are unaware of any facts or circumstances, which could result in the spin-off being determined to be taxable.

     In connection with the spin-off, TreeCon indemnified the Company with respect to any current or future tax liabilities for which the Company might otherwise be liable resulting from the operations of any entity other than the Company. Additionally, as discussed in Note 14 to the consolidated financial statements, in connection with the spin-off, the Company and TreeCon have agreed to cancel all existing intercompany receivables and payables between the entities as of the date of the spin-off.

     The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes (based, in part, on advice of legal counsel) that such contingencies will be resolved without material effect on the Company's financial position, results of operations or cash flows.

11.  RELATED PARTY TRANSACTIONS

     The Company's Parent charges management fees for various expenses related to the oversight of the Company. Management fees totaled $0, $0, and $350,000 for each of the years ended September 29, 2002, September 30, 2001, and October 1, 2000, respectively, and are included in selling, general and administrative expenses.

12.  EMPLOYEE BENEFIT PLANS

     In April 1997, Overhill Farms introduced a retirement savings plan under
     Section 401(k) of the Internal Revenue Code. The plan covers substantially all non-union employees meeting minimum service requirements. Under the plan, contributions are voluntarily made by employees. Overhill Farms does not provide for a match to the employees' contributions, and its expenses related to the plan have not been significant.

13.  ASSETS ACQUIRED

     In August 2000, Overhill Farms purchased certain assets of the Chicago Brothers food operations from SSE Manufacturing, Inc., a subsidiary of Schwan's Sales Enterprises, Inc. (Schwan's). Under the terms of the agreement, Overhill Farms acquired the production and food processing equipment, together with certain leasehold interests and improvements in two plants, and an administrative facility in San Diego, California. The transaction was accounted for using the purchase method of accounting. The purchase price of the assets amounted to a total of $4.2 million, consisting of cash of $3.3 million, a significant portion of which was provided by a term loan from Union Bank, and a $900,000 note payable to the seller (see Note 5). The Company recorded approximately $3.3 million of goodwill on the transaction (see Note 2). In addition, Overhill Farms also entered into a three-year renewable agreement to provide Schwan's with a specified number of pounds of meals and meal components. Results of the acquired operations have been combined with the Company's results for the periods subsequent to the acquisition date. As this acquisition was not material, the Company has not presented any pro forma financial information.

14.  SPIN-OFF TRANSACTION AND SUBSEQUENT EVENTS

     On August 14, 2001, Overhill Corporation's Board of Directors approved a plan to spin-off Overhill Farms, Inc. to stockholders of the Parent. On October 29, 2002, Overhill Corporation accomplished the spin-off by distributing, in the form of a dividend, 100% of its ownership of Overhill Farms, Inc. common stock, representing 99% of the issued and outstanding common stock of Overhill Farms, Inc., to Overhill Corporation stockholders of record as of September 30, 2002. Overhill Corporation stockholders each received one share of Overhill Farms, Inc. common stock for every two shares of Overhill Corporation common stock they owned as of the date of record. Any Overhill Corporation stockholder entitled to a fractional share under this formula received cash, which was immaterial.

     The spin-off was intended to separate Overhill Farms, Inc. and its Parent's subsidiary, Texas Timberjack, Inc., so that each company's management team could focus on its specific industry. The spin-off was also intended to enable both companies to attract and retain key employees and to reward them with compensation plans directly tied to the success of each business. Also, the assets, debts, liabilities, and organizational structure of the two post-spin-off companies can be more clearly defined. Immediately after the spin-off transaction became effective, Overhill Corporation no longer owned any shares of Overhill Farms, Inc. common stock.

     Stock Split and Income Per Share

     To facilitate the spin-off, in October 2002, the Company's Board of Directors authorized a stock split of 12,010-shares-for-1, which increased outstanding common shares, based upon outstanding common shares as of September 29, 2002, to approximately 9.4 million shares. Shares issuable pursuant to outstanding warrants and conversion rights of preferred stock were similarly increased. Share and per share data for all periods presented herein have been adjusted to reflect the 12,010-shares-for-1 stock split.

     Stock Option Plan

     In connection with the spin-off, the Company's Board of Directors adopted a stock option plan for eligible employees. A total of 800,000 post spin-off shares of the Company's common stock were reserved for issuance under this plan. This reservation of shares also gives effect to the dilution protection for LLCP (see Notes 5 and 6) and the adoption of the option plan, as anticipated, resulted in an increase in the amount of common shares subject to the LLCP warrant and preferred conversion options.

     In October, concurrent with the spin-off, pursuant to the Company's 2002 Employee Stock Option Plan, the Company's Board of Directors granted approximately 472,000 nonqualified stock options to various employees at an exercise price of $1.60 per share, the fair market value per share as of the date of grant. These options are exercisable on or after January 1, 2003 and generally have a ten-year life.

    Warrant Exercise

    In December 2002, LLCP exercised warrants to purchase 2,685,355 shares of the Company's common stock for a nominal exercise price.

15. QUARTERLY FINANCIAL DATA (unaudited)

                                                For the Year Ended September 29, 2002
                                      ---------------------------------------------------------
                                      December 30     March 31     June 30        September 29
                                      ------------  ------------  ------------   --------------
Net revenues                          $ 33,357,719  $ 34,103,055  $ 34,466,865   $  36,190,966

Gross profit                             5,184,865     5,185,485     5,811,323       6,438,975

Operating income                         1,642,431     1,723,011     1,900,956       2,031,328

Net income                                 178,407       219,936       285,037         346,507

Net income per share-basic            $       0.02  $       0.02  $       0.03   $        0.04

Net income per share-diluted          $       0.02  $       0.02  $       0.02   $        0.03

                                                For the Year Ended September 30, 2001
                                      ---------------------------------------------------------
                                      December 31      April 1       July 1       September 30
                                      ------------  ------------  ------------   --------------
Net revenues                          $ 38,478,489  $ 40,437,492  $ 40,669,972   $  42,572,117

Gross profit                             6,646,054     7,239,960     7,689,599       6,940,383

Operating income (a)                     2,151,114     2,544,268     2,623,314       2,164,086

Net income (a)                             324,662       605,803       702,307         608,773

Net income per share-basic (a)        $       0.03  $       0.06  $       0.07   $        0.06

Net income per share-diluted (a)      $       0.03  $       0.05  $       0.06   $        0.05

(a) In October 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", and has ceased amortization of goodwill accordingly. Had the company been accounting for goodwill under SFAS No. 142 for all periods presented, operating income would have increased by $213,000 for each of the quarters in fiscal 2001, net income would have increased by $137,000 for each of the quarters in fiscal 2001, net income per share (basic) would have increased by $0.02 for each of the quarters in fiscal 2001 and net income per share (diluted) would have increased by $0.01, $0.02 $0.01 and $0.02 for the quarters ended December 31, 2000, April 1, 2001, July 1, 2001 and September 30, 2001, respectively.