Form 10-Q
period 2002-12-31
OVERHILL FARMS INC
filed 2003-02-18
CIK 1101020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 1-16699

OVERHILL FARMS, INC.

(Exact name of registrant as specified in its charter)

Nevada	75-2590292
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2727 East Vernon Avenue

Vernon, California 90058

(Address of principal executive offices)

(323) 582-9977

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Common Stock, $.01 par value	12,338,797
Outstanding at February 3, 2003

OVERHILL FARMS, INC.

FORM 10-Q

QUARTER ENDED DECEMBER 29, 2002

OVERHILL FARMS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

Assets

	December 29, 2002	September 29, 2002
	(Unaudited)	(Note 2)
Current assets:
Cash	$13,115	$8,115
Accounts receivable, net of allowance for doubtful accounts of $275,155 and $102,285	15,826,672	13,450,103
Inventories	18,414,014	18,489,530
Prepaid expenses and other	2,013,567	1,704,686

Total current assets	36,267,368	33,652,434

Property and equipment	19,635,481	16,675,445
Less accumulated depreciation	(7,691,770)	(7,504,929)

	11,943,711	9,170,516

Other assets:
Excess of cost over fair value of net assets acquired	12,188,435	12,188,435
Deferred financing costs, net of accumulated amortization of $1,720,504 and $1,395,829	3,168,194	2,952,587
Other	1,053,610	1,053,610

	16,410,239	16,194,632

Total assets	$64,621,318	$59,017,582

The accompanying notes are an integral part

of these consolidated financial statements

OVERHILL FARMS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

Liabilities and Shareholders’ Equity

	December 29, 2002	September 29, 2002
	(Unaudited)	(Note 2)
Current liabilities:
Accounts payable, primarily trade	$16,661,732	$13,768,891
Accrued liabilities	2,120,283	1,908,439
Current maturities of long-term debt, substantially all in default at December 29, 2002	41,665,303	1,481,600

Total current liabilities	60,447,318	17,158,930

Deferred taxes	265,127	265,127
Long-term debt, less current maturities	149,674	36,241,914

Total liabilities	60,862,119	53,665,971

Shareholders’ equity:
Series A Preferred stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding, 23.57 shares	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 12,338,797 and 9,400,828 shares	123,388	94,008
Additional paid-in capital	7,920,834	4,480,614
Warrants to purchase common stock	400	3,470,000
Receivable from Parent	—	(10,534,679)
Retained earnings (accumulated deficit)	(4,285,423)	7,841,668

Total shareholders’ equity	3,759,199	5,351,611

Total liabilities and shareholders’ equity	$64,621,318	$59,017,582

The accompanying notes are an integral part

of these consolidated financial statements

OVERHILL FARMS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	December 29, 2002	December 30, 2001
Net revenues	$38,131,239	$33,357,719
Cost of sales	32,857,667	28,172,856

Gross profit	5,273,572	5,184,863
Selling, general and administrative expenses	4,846,653	3,542,432

Operating income	426,919	1,642,431

Other income (expense):
Interest expense	(1,089,258)	(1,170,478)
Amortization of deferred financing costs	(324,675)	(108,956)
Other income (expense)	(92,543)	(64,961)

Total other expenses	(1,506,476)	(1,344,395)

Income (loss) before income taxes	(1,079,557)	298,036
Income tax provision (benefit)	(433,313)	119,629

Net income (loss)	$(646,244)	$178,407

Net income (loss) per share:
Basic	$(.06)	$.02

Diluted	$(.06)	$.02

The accompanying notes are an integral part

of these consolidated financial statements

OVERHILL FARMS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	December 29, 2002	December 30, 2001
Operating Activities:
Net income (loss)	$(646,244)	$178,407
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	640,761	427,147
Provision for doubtful accounts	172,870	—
Changes in:
Accounts receivable	(2,549,439)	2,944,979
Inventories	75,516	719,718
Prepaid expenses and other	(308,881)	(169,051)
Accounts payable	2,892,841	(4,444,074)
Accrued liabilities	211,844	(220,724)

Net cash provided by (used in) operating activities	489,268	(563,598)

Investing Activities:
Net additions to property and equipment	(2,960,036)	(99,919)

Net cash used in investing activities	(2,960,036)	(99,919)

The accompanying notes are an integral part

of these consolidated financial statements

OVERHILL FARMS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	For the Three Months Ended
	December 29, 2002	December 30, 2001
Financing Activities:
Net borrowings on line of credit arrangements	$4,272,943	$1,067,303
Principal payments on long-term debt	(310,725)	(309,689)
Net advances to or on behalf of Parent	(946,168)	(159,981)
Deferred financing costs	(540,282)	—

Net cash provided by financing activities	2,475,768	597,633

Net increase (decrease) in cash	5,000	(65,884)
Cash at beginning of period	8,115	81,414

Cash at end of period	$13,115	$15,530

Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$960,299	$732,313
Income taxes	$—	$—

The accompanying notes are an integral part

of these consolidated financial statements

OVERHILL FARMS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

Supplemental Schedule of Noncash Investing and Financing Activities:

The Company, effective upon the completion of its spin-off, netted a total of approximately $11.5 million, consisting of all accrued income taxes due to and the unpaid receivable due from its former Parent, against retained earnings.

During the three months ended December 29, 2002, the Company issued a total of 2,937,987 shares of its common stock, for nominal consideration, in connection with the exercise of warrants and dilution protection rights granted to its senior subordinated lender in prior fiscal periods.

The accompanying notes are an integral part

of these consolidated financial statements.

OVERHILL FARMS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	NATURE OF BUSINESS AND ORGANIZATIONAL MATTERS

Overhill Farms, Inc. (the Company or Overhill Farms) is a producer of high-quality entrees, plated meals, meal components, soups, sauces, and poultry, meat and fish specialties. From May 5, 1995 through October 29, 2002, the Company was a majority-owned subsidiary of TreeCon Resources, Inc. (formerly Overhill Corporation and Polyphase Corporation) (the Parent). The Parent’s ownership of the Company during that period was subject to various warrants to purchase Overhill Farms’ common stock, which had been issued to certain lenders to the Company. On October 29, 2002, TreeCon Resources, Inc. distributed to its shareholders, in the form of a tax-free dividend, all of its ownership of Overhill Farms.

In October 2002, in connection with the above mentioned spin-off transaction, the Company’s Board of Directors authorized a 12,010-shares-for-1 stock split. Share and per share data as of and for all periods presented herein have been restated to reflect the stock split.

2.	BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Overhill Farms and its wholly owned subsidiary, Overhill L.C. Ventures, Inc. All material intercompany accounts and transactions are eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation.

The financial statements included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods when read in conjunction with the financial statements and the notes thereto included in the Company’s latest financial statements filed as part of its Form 10-K for the year ended September 29, 2002.

The balance sheet at September 29, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

3.	INVENTORIES

Inventories are summarized as follows:

	December 29, 2002	September 29, 2002
Raw ingredients	$7,166,476	$8,003,573
Finished product	9,301,282	8,681,091
Packaging	1,946,256	1,804,866

	$18,414,014	$18,489,530

4.	LONG-TERM DEBT

In November 1999, the Company refinanced substantially all of its existing debt. The total facility amounted to $44 million, consisting of a $16 million line of credit, expiring in November 2002, provided by Union Bank of California, N.A. (Union Bank) together with $28 million in the form of a five-year term loan provided by Levine Leichtman Capital Partners II, L.P. (LLCP). Both of these agreements have subsequently been amended on multiple occasions as discussed in the Company’s annual financial statements included in its Form 10-K for the year ended September 29, 2002. Additionally, the Company issued a term note payable to Union Bank in connection with an acquisition that occurred in August 2000.

At December 29, 2002, amounts outstanding under these arrangements payable to Union Bank were $16.2 million on the revolving line of credit and $1.0 million on term loans, and $25.2 million payable to LLCP on the term loan.

The Company’s revolving line of credit, senior subordinated note payable and term loan agreements all contain various financial covenants including restrictions on changes in control, capital expenditures, minimum EBITDA and net worth levels, specified debt service and debt-to-equity ratios, and prohibitions on certain loans, advances and dividend payments.

As of December 29, 2002, the Company was not in compliance with certain financial covenants with respect to its financing arrangements with both Union Bank and LLCP. As a result, the lenders have the right to exercise remedies, including demanding immediate repayment of the obligations.

While preliminary discussions have occurred between the Company and each of the lenders, no understanding or agreement has been reached as to whether waivers or amendments with respect to the covenant violations may be forthcoming, if at all. Accordingly, the Company has classified its senior secured debt, which matures in November 2003, and its senior subordinated debt, which matures in November 2004, as current liabilities in the Company’s consolidated condensed balance sheet as of December 29, 2002. The Company’s inability to satisfactorily resolve these issues with the lenders, prior to amounts under either of the credit arrangements being declared due and payable as a result of the defaults, could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

In the event that these maturities under either of the company’s credit arrangements are accelerated by its lenders prior to their contractual maturity, the Company intends to seek alternative financing arrangements. However, no assurances can be made that such financing arrangements would be obtained by the Company on substantially the same terms and conditions, or at all.

5.	PER SHARE DATA

The following table sets forth the calculation of earnings (loss) per share for the periods presented:

	For the Three Months Ended
	December 29, 2002	December 30, 2001
Numerator:
Net income (loss) attributable to common shareholders	$(646,244)	$178,407

Denominator:
Denominator for basic earnings
Per share—weighted average shares	10,084,669	9,400,828

Effect of dilutive securities:
Warrants	—	1,994,140
Series A Preferred Stock	—	—

Dilutive potential common shares	—	1,994,140

Denominator for diluted earnings (loss) per share	10,084,669	11,394,968

Net income (loss) per share—basic and diluted:
Net income (loss) per share—basic	$(.06)	$.02

Net income (loss) per share—diluted	$(.06)	$.02

Share and per share data for prior periods presented have been retroactively restated to reflect the 12,010-shares-for-1 stock split in October 2002.

6.	INCOME TAXES

For the year ended September 29, 2002 and for the period through the effective date of the spin-off, the Company is included in the consolidated federal tax return of its former Parent and has provided for federal taxes on a separate company basis in accordance with SFAS No. 109, Accounting for Income Taxes. Historically, with respect to state income taxes, primarily in California, the Company has been able to reduce its tax liability by offsetting otherwise taxable income with other losses under the Parent entity. Following the completion of the spin-off in October 2002, the Company’s tax return will be filed on a stand-alone basis.

7.	SPIN-OFF TRANSACTION AND RELATED EVENTS

Spin-Off Transaction

On August 14, 2001, Overhill Corporation’s Board of Directors approved a plan to spin off Overhill Farms to the stockholders of the Parent. On October 29, 2002, Overhill Corporation accomplished the spin-off by distributing, in the form of a tax-free dividend, 100% of its ownership of Overhill Farms’ common stock, representing 99% of the then issued and outstanding common stock of Overhill Farms, to Overhill Corporation stockholders of record as of September 30, 2002. Overhill Corporation stockholders each received one share of Overhill Farms’ common stock for every two shares of Overhill Corporation common stock they owned as of the date of record. Any Overhill Corporation stockholder entitled to a fractional share under this formula received cash, which was immaterial. Immediately after the spin-off transaction became effective, Overhill Corporation no longer had any ownership interest in Overhill Farms.

Stock Split and Income Per Share

To facilitate the spin-off, the Company’s Board of Directors, in October 2002, authorized a stock split of 12,010-shares-for-1, which increased the Company’s outstanding shares of common stock to approximately 9.4 million shares. Shares issuable pursuant to outstanding warrants and conversion rights of preferred stock were similarly increased. Share and per share data for all periods presented herein have been adjusted to reflect the 12,010-shares-for-1 stock split.

Stock Option Plan and Dilution Protection Shares Issuance

In connection with the spin-off, the Company’s Board of Directors adopted a stock option plan for eligible employees. A total of 800,000 post-stock split shares of the Company’s common stock were reserved for issuance under this plan. This reservation of shares gave effect to the dilution protection for LLCP and resulted in an increase in the number of common shares issuable to LLCP with respect to the dilution protection rights related to LLCP’s stock ownership and to its warrant exercise and preferred stock conversion positions. Accordingly, in November 2002, an additional 252,632 shares of common stock were issued to LLCP, for no additional consideration, representing all dilution protection shares then currently issuable pursuant to the agreements with LLCP.

In October 2002, concurrently with the spin-off and pursuant to the Company’s 2002 Employee Stock Option Plan, the Company’s Board of Directors granted to certain officers and directors nonqualified options to purchase 472,000 shares, at an exercise price of $1.60 per share, the fair market value per share as of the date of grant. These options became exercisable on January 1, 2003 and generally have a ten-year life.

Warrant Exercise

In December 2002, LLCP exercised warrants to purchase 2,685,355 shares of the Company’s common stock for a nominal exercise price.

Receivable from Parent and Notes Receivable from Officers

From time to time, Overhill Farms made noninterest-bearing advances to or on behalf of its Parent for various purposes. Additionally, the Company has also offset other amounts, primarily net income tax liabilities payable by the Company to its Parent, as partial payments against the intercompany receivable from Parent balance. The net intercompany amount due from Parent, which included certain advances agreed to be made subsequent to the spin-off, totaled approximately $11.5 million as of the effective date of the spin-off, and was charged to retained earnings as of that time.

In October 2002, in connection with the spin-off, the Company’s Parent transferred to the Company certain notes receivable with a principal balance of approximately $400,000. These notes receivable are due from certain officers of both the Parent and the Company who, subsequent to the spin-off, remained officers of the Company and are no longer employed by the Parent. These notes receivable are collateralized solely by the common stock of the Parent. Based upon the Company’s assessment of the collectibility of these notes receivable, including the value of the subject collateral, the Company assigned no value to these notes receivable upon their receipt effective as of October 29, 2002, the date of the spin-off, and the notes receivable continue to have no recorded value as of December 29, 2002. Any amounts ultimately realized, if any, on these notes receivable, will be recorded as an adjustment to shareholders’ equity at the time such amounts are realized.

8.    Contingencies

Legal Proceedings

From time to time, the Company is involved in various lawsuits, claims and proceedings related to the conduct of its business. Management does not believe that the disposition of any pending claims is likely to have a material adverse affect of the Company’s financial condition, results of operations or cash flows. In addition, as the Company has previously disclosed, TreeCon Resources, Inc., the former 99% owner of the Company prior to the spin-off in October 2002, is involved in litigation. The Company is not a party to this litigation and cannot predict the outcome.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers.

For the quarters ended December 29, 2002 and December 30, 2001 revenues from airline-related customers accounted for approximately 20.4% and 21.2% of total net revenues, respectively. Additionally, accounts receivable from airline-related customers accounted for approximately 25.6% and 27.6% of the total accounts receivable balance at December 29, 2002 and December 30, 2001, respectively. The results of the tragic events of September 11, 2001 have significantly impacted the Company’s sales to airlines. The long-term effect of these events on the airline industry, airline revenues, and on Overhill Farms’ business in particular, still cannot be accurately determined at this time. These events have resulted in a decreased demand for air travel and a reduction in the number of meals served as a result of airlines’ cost savings measures. These effects, depending upon their scope and duration, which cannot be predicted at this time, could negatively impact the Company’s financial position, results of operations or cash flows.

For the year ended September 29, 2002, net sales of approximately $3.9 million were made to United Airlines. In December 2002, United Airlines filed a petition for bankruptcy reorganization. As of the date of United’s bankruptcy filing, the Company’s outstanding receivable balance from United was approximately $180,000. The Company will continue to pursue collection of pre-bankruptcy receivables from United through the normal course of bankruptcy proceedings. However, as of December 29, 2002, the Company has provided a reserve for substantially all of its pre-bankruptcy receivables from United due to uncertainty with respect to their ultimate collectibility. The Company continues to do business with United Airlines post-bankruptcy and will continue to evaluate its business relationship with United on an ongoing basis and, if necessary, will provide reserves against any receivables from United that are determined to be uncollectible.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. The actual results of the future events described in such forward- looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, government regulation and possible future litigation.

Results of Operations

Three Months Ended December 29, 2002 Compared to Three Months Ended December 30, 2001

Net Revenues. Revenues for the three months ended December 29, 2002 increased $4,773,000 (14.3%) to $38,131,000 as compared to $33,358,000 for the three months ended December 30, 2001. This increase spanned all industry segments served by the Company, with current year revenues from airlines of $7,771,000 (a 10.0% increase), foodservice of $15,953,000 (a 15.1% increase), health care of $5,204,000 (a 17.5% increase) and retail and other of $9,203,000 (a 14.4% increase).

Gross Profit. Gross profit for the first quarter increased $89,000 to $5,274,000 in 2002 from $5,185,000 in 2001. Gross profit as a percentage of net revenues decreased to 13.8% in 2002 as compared to 15.5% for the same period in 2001. The gross profit decrease related largely to manufacturing-related inefficiencies encountered in connection with the plant consolidation, together with costs associated with the Company’s adherence to a rigorous holiday delivery schedule for certain customers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended in December 2002 increased $1,305,000 to $4,847,000 (12.7% of revenues) from $3,542,000 (10.6% of revenues) in 2001. Factors significantly contributing to the increase in SG&A expenses were increases in delivery and storage costs of $715,000, new product demonstration costs of $133,000, insurance of $89,000, compensation costs of $68,000 and bad debt expense of $173,000, primarily related to the bankruptcy of United Airlines.

The Company is in the process of consolidating certain home office, manufacturing, warehousing, product development, marketing and quality control into a single operating facility. Management believes that when the consolidation is fully implemented, the Company should expect to achieve significant operating efficiencies as well as a reduction of its dependence on outside cold storage facilities.

Other Expenses. Other expenses during the current period, consisting primarily of interest expense, increased to $1,506,000 in 2002, as compared to $1,344,000 in 2001, an increase of $162,000. This increase is largely due to an increase in amortization of deferred financing costs relating to payments made to lenders in the prior year.

Net Income (Loss). The net result for the quarter ended December 29, 2002 was a loss of $646,000 ($.06 per share) as compared to net income of $178,000 ($.02 per share) for the comparable period in the prior year.

Liquidity and Capital Resources

Principal sources of liquidity are cash flow from operations and existing financing arrangements. The Company’s cash and cash equivalents, which are maintained on a minimum basis, increased by $5,000 to $13,000 as of the quarter ended December 29, 2002. The prior year December balances amounted to $16,000.

During the three months ended December 29, 2002, the Company’s operating activities resulted in cash provided of approximately $489,000, as compared to a use of cash of $564,000 during the comparable period in the prior year. During the current year, operating losses were more than offset by depreciation and amortization, and cash favorable changes in inventories, accounts payable and accrued liabilities were reduced by uses of cash for changes in accounts receivable, prepaid expenses and other.

During the quarter ended December 29, 2002, the Company’s investing activities resulted in a use of cash of approximately $2,960,000, as compared to $100,000 during the previous year’s first quarter. The use of cash in the current year consisted exclusively of additions to property and equipment, primarily related to the consolidation of most of the Company’s operations into a new facility in Vernon, California.

During the first quarter, the Company’s financing activities resulted in cash provided of approximately $2,476,000, as compared to cash provided of $598,000 during the quarter ended December 30, 2001. The cash provided in the current period resulted primarily from net borrowings on the Company’s line of credit offset by principal payments on long-term debt, deferred financing costs and advances to or on behalf of Parent in connection with the spin-off.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers.

For the quarters ended December 29, 2002 and December 30, 2001 revenues from airline-related customers accounted for approximately 20.4% and 21.2% of total net revenues, respectively. Additionally, accounts receivable from airline-related customers accounted for approximately 25.6% and 27.6% of the total accounts receivable balance at December 29, 2002 and December 30, 2001, respectively. The results of the tragic events of September 11, 2001 have significantly impacted the Company’s sales to airlines. The long-term effect of these events on the airline industry, airline revenues, and on Overhill Farms’ business in particular, still cannot be accurately determined at this time. These events have resulted in a decreased demand for air travel and a reduction in the number of meals served as a result of airlines’ cost savings measures. These effects, depending upon their scope and duration, which cannot be predicted at this time, could negatively impact the Company’s financial position, results of operations or cash flows.

For the year ended September 29, 2002, net sales of approximately $3.9 million were made to United Airlines. In December 2002, United Airlines filed a petition for bankruptcy reorganization. As of the date of United’s bankruptcy filing, the Company’s outstanding receivable balance from United was approximately $180,000. The Company will continue to pursue collection of pre-bankruptcy receivables from United through the normal course of bankruptcy proceedings. However, as of December 29, 2002, the Company has provided a reserve for substantially all of its pre-bankruptcy receivables from United due to uncertainty with respect to their ultimate collectibility. The Company continues to do business with United Airlines post-bankruptcy and will continue to evaluate its business relationship with United on an ongoing basis and, if necessary, will provide reserves against any receivables from United that are determined to be uncollectible.

The Company’s material contractual obligations and commercial commitments consist primarily of long-term debt arrangements and commitments under operating leases. As of December 29, 2002, there have been no significant changes in the Company’s commitments related to future minimum lease payments, and significant changes in the Company’s long-term debt arrangements are discussed further below.

The Company’s long term debt arrangements primarily consist of a $20.0 million revolving line of credit with its senior creditor, Union Bank of California, N.A. (“the Bank”), a term loan payable in an original principal amount of $2.4 million to the Bank, and a term loan payable in an original principal amount of $28.0 million to it senior subordinated creditor, Levine Leichtman Capital Partners, L.P. (“LLCP”). As of December 29, 2002, approximately $16.2 million, $1.0 million, and $25.2 million, was outstanding on the revolving line of credit with the Bank, the term loan with the Bank, and the term loan with LLCP, respectively.

Immediately prior to the completion of the spin-off, the Company received formal consents to the spin-off from the Bank and LLCP. At that time, the Company entered into amendments and restatements, as appropriate, to its financing agreements and other arrangements with them. These consents, amendments and restatements were necessary to comply with certain provisions in the existing financing agreements with each of these creditors that were affected by the spin-off and related transactions.

Borrowings under the revolving line of credit bear interest at a rate, as selected by the Company at the time of borrowing, of prime plus .25% or LIBOR plus 2.50%. The loan agreement provides, among other things, that the Company is subject to an unused line of credit fee of on the revolving line of credit of .25% per annum and a collateral monitoring fee of $500 per month. The agreement contains various covenants including restrictions on capital expenditures, specified net worth levels and debt service ratios, as well as restrictions on loans, advances and payment of dividends. The line of credit is collateralized by all assets of the Company and in December 2002, the facility was amended to increase the amount available under the line of credit to $20.0 million, subject to borrowing base availability, reduce the interest rate to prime plus 0.25% or LIBOR plus 2.5%, and further extend the maturity date through November 2003.

The Company’s senior subordinated creditor is the holder of a secured senior subordinated note, which it purchased from the Company in November 1999 pursuant to a securities purchase agreement. The Company and LLCP amended and restated the securities purchase agreement, the note and various related agreements in connection with the spin-off. The note bears interest at a base rate per annum of 13.25%, with interest payable monthly. However, if the Company achieves specified EBITDA levels for the fiscal year ending September 2003, the base rate will be reduced to 12.5%. The note matures on October 31, 2004. The Company is required to make mandatory principal payments each January for the previous fiscal year in an amount equal to 50% of the excess cash flow, as defined. The amount of the principal prepayment for the fiscal year ended September 29, 2002 was approximately $541,000. The Company may make voluntary principal prepayments at any time, subject to prepayment premiums. The securities purchase agreement contains various covenants, including financial covenants covering restrictions on capital expenditures, minimum EBITDA and net worth levels, and specified debt service and debt to equity ratios. In addition, the terms of the securities purchase agreement prohibit changes in control, including ownership and management personnel, and contain customary restrictions on incurring indebtedness and liens, making investments, paying dividends and making loans or advances. The note and all other obligations owing to the senior subordinated creditor are secured by subordinated liens on substantially all of the Company’s assets and by a guaranty of Overhill L.C. Ventures, Inc., the Company’s wholly owned subsidiary.

As of December 29, 2002, the Company was not in compliance with certain financial covenants with respect to its financing arrangements with the Bank and its senior subordinated creditor. As a result, the lenders have the right to exercise remedies including demanding repayment of the obligations.

While preliminary discussions have occurred between the Company and each of the lenders, no understanding or agreement has been reached as to whether waivers or amendments with respect to the covenant violations may be forthcoming, if at all. Accordingly, the Company has classified its senior secured debt, which matures in November 2003, and its senior subordinated debt, which matures in November 2004, as current liabilities in the Company’s consolidated condensed balance sheet as of December 29, 2002. The Company’s inability to satisfactorily resolve these issues with the lenders, prior to amounts under either of the credit arrangements being declared due and payable as a result of the defaults, could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

In the event that these maturities under either of the Company’s credit arrangements are accelerated by its lenders prior to their contractual maturity, the Company intends to seek alternative financing arrangements. However, no assurances can be made that such financing arrangements would be obtained by the Company on substantially the same terms and conditions, or at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest expense is affected by changes in prime and LIBOR rates as a result of its revolving line of credit and term loan with the Bank. If these market and reference rates increase by an average of 1 percent, the Company’s interest expense for the next twelve months would increase by approximately $175,000 based on the outstanding loan balances at December 29, 2002. The Company does not own, nor does it have an interest in any other market risk sensitive instruments.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date (the “Evaluation Date”) which was within 90 days of this quarterly report on Form 10-Q, has concluded in its judgment that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiary would be made known to them. There were no significant changes in the Company’s internal controls or, to the Company management’s knowledge, in other factors that could significantly affect the Company’s disclosure controls subsequent to the Evaluation Date.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in various lawsuits, claims and proceedings related to the conduct of its business. Management does not believe that the disposition of any pending claims is likely to have a material adverse affect of the Company’s financial condition, results of operations or cash flows. In addition, as the Company has previously disclosed, TreeCon Resources, Inc., the former 99% owner of the Company prior to the spin-off in October 2002, is involved in litigation. The Company is not a party to this litigation and cannot predict the outcome.

Item 2. Changes in Securities and Use of Proceeds

In November 1999, in connection with the purchase of a $28 million secured senior subordinated note by the Company’s senior subordinated creditor, the Company issued to it a warrant to purchase 166.04 shares of the common stock of the Company exercisable immediately at an exercise price of $0.01 per share. The warrant became exercisable for 1,994,141 shares at an exercise price of $0.0000008 per share following the 12,010-shares-for-1 stock split declared in connection with the spin-off. The Company issued 1,994,040 shares of common stock upon the cashless exercise of warrant by the senior subordinated creditor in December 2002. The warrant remains exercisable as to 100 shares.

In connection with, and as consideration for, a September 2002 amendment to its senior subordinated loan agreement, the Company issued a warrant to purchase 57.57 shares of the common stock of the Company to its senior subordinated creditor. Following the 12,010-shares-for-1 stock split declared in connection with the spin-off, the warrant became exercisable for 691,416 shares of the Company’s common stock at an exercise price of $0.0000008 per share. The Company issued 691,315 shares of common stock upon the cashless exercise of warrant by the senior subordinated creditor in December 2002. The warrant remains exercisable as to 100 shares.

In connection with the spin-off, the Company adopted an employee stock option plan and reserved 800,000 shares of common stock for issuance under the plan. In November 2002, the Company issued 252,632 shares of its common stock to its senior subordinated creditor upon the reservation of these shares pursuant to the anti-dilution protection granted in the amendments to the Company’s securities purchase agreement whereby the number of shares of the Company’s common stock beneficially owned by the senior subordinated creditor on a fully diluted basis immediately following the spin-off would not be less than 24.0 percent.

None of the transactions described above involved any underwriters, underwriting discount or commissions, or any public offering, and the Company believes that the transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof or Regulation D promulgated thereunder. The senior subordinated creditor represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the instruments issued to it. The senior subordinated creditor had adequate access, through its relationship with the Company, to information about the Company.

Item 3. Defaults Upon Senior Securities

As of December 29, 2002, the Company was not in compliance with certain financial covenants under borrowing arrangements with its two senior lenders.

While preliminary discussions have occurred between the Company and each of the lenders, no understanding or agreement has been reached as to whether waivers or amendments with respect to the covenant violations may be forthcoming, if at all. Accordingly, the Company has classified its senior secured debt, which matures in November 2003, and its senior subordinated debt, which matures in November 2004, as current liabilities in the Company’s consolidated condensed balance sheet as of December 29, 2002. The Company’s inability to satisfactorily resolve these issues with the lenders, prior to amounts under either of the credit arrangements being declared due and payable as a result of the defaults, could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K – No reports on Form 8-K were filed during the quarter ended December 29, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OVERHILL FARMS, INC. (Registrant)

Date: February 14, 2003	By:	/s/ James Rudis
James Rudis Chairman, President and Chief Executive Officer

Date: February 14, 2003	By:	/s/ Richard A. Horvath
Richard A. Horvath Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, James Rudis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Overhill Farms, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ James Rudis
James Rudis President and Chief Executive Officer

CERTIFICATIONS

I, Richard A. Horvath, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Overhill Farms, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ Richard A. Horvath
Richard A. Horvath Senior Vice President, Secretary and Chief Financial Officer