Form 10-Q
period 2003-03-30
OVERHILL FARMS INC
filed 2003-05-19
CIK 1101020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended March 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

Common Stock, $.01 par value	12,338,797
Outstanding at May 5, 2003

OVERHILL FARMS, INC.

FORM 10-Q

QUARTER ENDED MARCH 30, 2003

OVERHILL FARMS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

Assets

	March 30, 2003	September 29, 2002
	(Unaudited)	(Note 2)
Current assets:
Cash	$10,600	$8,115
Accounts receivable, net of allowance for doubtful accounts of $381,331 and $102,285	10,438,042	13,450,103
Inventories	13,096,203	18,489,530
Prepaid expenses and other	3,267,726	1,704,686

Total current assets	26,812,571	33,652,434

Property and equipment	20,907,498	16,675,445
Less accumulated depreciation	(7,393,432)	(7,504,929)

	13,514,066	9,170,516

Other assets:
Excess of cost over fair value of net assets acquired	12,188,435	12,188,435
Deferred financing costs, net of accumulated amortization of $2,212,280 and $1,395,829	2,839,635	2,952,587
Other	1,720,008	1,053,610

	16,748,078	16,194,632

Total assets	$57,074,715	$59,017,582

The accompanying notes are an integral part

of these consolidated financial statements

OVERHILL FARMS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (continued)

Liabilities and Shareholders’ Equity

	March 30, 2003	September 29, 2002
	(Unaudited)	(Note 2)
Current liabilities:
Accounts payable, primarily trade	$14,152,369	$13,768,891
Accrued liabilities	3,261,952	1,908,439
Current maturities of long-term debt	13,221,702	1,481,600

Total current liabilities	30,636,023	17,158,930

Deferred taxes	265,127	265,127
Long-term debt, less current maturities	24,221,369	36,241,914

Total liabilities	55,122,519	53,665,971

Shareholders’ equity:
Series A Preferred stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding, 23.57 shares	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 12,338,797 and 9,400,828 shares	123,388	94,008
Additional paid-in capital	7,920,834	4,480,614
Warrants to purchase common stock	400	3,470,000
Receivable from Parent	—	(10,534,679)
Retained earnings (accumulated deficit)	(6,092,426)	7,841,668

Total shareholders’ equity	1,952,196	5,351,611

Total liabilities and shareholders’ equity	$57,074,715	$59,017,582

The accompanying notes are an integral part

of these consolidated financial statements

OVERHILL FARMS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 30, 2003	March 31, 2002
Net revenues	$33,428,012	$34,103,055
Cost of sales	29,692,780	28,917,568

Gross profit	3,735,232	5,185,487

Selling, general and administrative expenses	4,908,576	3,462,476

Operating income (loss)	(1,173,344)	1,723,011

Other income (expense):
Interest expense	(1,243,187)	(1,154,703)
Amortization of deferred financing costs	(504,724)	(117,262)
Other income (expense)	(97,360)	(83,640)

Total other expenses	(1,845,271)	(1,355,605)

Income (loss) before income taxes	(3,018,615)	367,406

Income tax provision (benefit)	(1,211,612)	147,470

Net income (loss)	$(1,807,003)	$219,936

Net income (loss) per share:

Basic	$(.15)	$.02

Diluted	$(.15)	$.02

The accompanying notes are an integral part

of these consolidated financial statements

OVERHILL FARMS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended
	March 30, 2003	March 31, 2002
Net revenues	$71,559,251	$67,460,774
Cost of sales	62,550,447	57,090,424

Gross profit	9,008,804	10,370,350

Selling, general and administrative expenses	9,755,229	7,004,908

Operating income (loss)	(746,425)	3,365,442

Other income (expense):
Interest expense	(2,332,445)	(2,325,181)
Amortization of deferred financing costs	(816,451)	(226,218)
Other income (expense)	(202,851)	(148,601)

Total other expenses	(3,351,747)	(2,700,000)

Income (loss) before income taxes	(4,098,172)	665,442

Income tax provision (benefit)	(1,644,925)	267,099

Net income (loss)	$(2,453,247)	$398,343

Net income (loss) per share:

Basic	$(.22)	$.04

Diluted	$(.22)	$.03

The accompanying notes are an integral part

of these consolidated financial statements

OVERHILL FARMS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	March 30, 2003	March 31, 2002
Operating Activities:
Net income (loss)	$(2,453,247)	$398,343
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,465,114	857,613
Provision for doubtful accounts	279,046	—
Deferred tax provision (benefit)	(1,644,925)	—
Changes in:
Accounts receivable	2,733,015	2,060,939
Inventories	5,393,327	3,221,055
Prepaid expenses and other	(584,513)	(505,983)
Accounts payable	383,478	(5,785,929)
Accrued liabilities	1,353,513	(191,547)

Net cash provided by operating activities	6,924,808	54,491

Investing Activities:
Net additions to property and equipment	(4,733,723)	(1,005,179)

Net cash used in investing activities	(4,733,723)	(1,005,179)

The accompanying notes are an integral part

of these consolidated financial statements

OVERHILL FARMS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	For the Six Months Ended
	March 30, 2003	March 31, 2002
Financing Activities:
Net borrowings on line of credit arrangements	$623,809	$3,489,387
Principal payments on long-term debt	(1,162,742)	(1,400,612)
Net advances to or on behalf of Parent	(946,168)	(759,496)
Deferred financing costs	(703,499)	(398,653)

Net cash provided by (used in) financing activities	(2,188,600)	930,626

Net increase (decrease) in cash	2,485	(20,062)
Cash at beginning of period	8,115	81,414

Cash at end of period	$10,600	$61,352

Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$1,661,611	$1,730,917
Income taxes	$—	$—

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

During the six months ended March 30, 2003, the Company issued a total of 2,937,987 shares of its common stock, for nominal consideration, in connection with the exercise of warrants and dilution protection rights granted to its senior subordinated lender in prior fiscal periods.

During the six months ended March 31, 2002, the Company issued 23.57 shares of a newly created Series A Preferred Stock having an estimated value of $750,000 as consideration for certain consents and additional monitoring costs and expenses to be incurred by the Company’s senior subordinated lender, LLCP.

The accompanying notes are an integral part

of these consolidated financial statements.

OVERHILL FARMS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	NATURE OF BUSINESS AND ORGANIZATIONAL MATTERS

Overhill Farms, Inc. (the Company or Overhill Farms) is a producer of high-quality entrees, plated meals, meal components, soups, sauces, and poultry, meat and fish specialties. From May 5, 1995 through October 29, 2002, the Company was a majority-owned subsidiary of TreeCon Resources, Inc., formerly Overhill Corporation and Polyphase Corporation (the Parent). The Parent’s ownership of the Company during that period was subject to various warrants to purchase Overhill Farms’ common stock, which had been issued to certain lenders to the Company. On October 29, 2002, TreeCon Resources, Inc. distributed to its shareholders, in the form of a tax-free dividend, all of its ownership of Overhill Farms.

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

The consolidated condensed balance sheet at September 29, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

3.	INVENTORIES

Inventories are summarized as follows:

	March 30, 2003	September 29, 2002
Raw ingredients	$5,474,513	$8,003,573
Finished product	6,080,465	8,681,091
Packaging	1,541,225	1,804,866

	$13,096,203	$18,489,530

4.	LONG-TERM DEBT

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

At March 30, 2003, amounts outstanding under these arrangements payable to Union Bank were $12.6 million on the revolving line of credit and $850,000 on term loans, and $24.7 million payable to LLCP on the term loan.

The Company’s revolving line of credit, senior subordinated note payable and term loan agreements all contain various financial covenants including restrictions on changes in control, capital expenditures, minimum EBITDA and net worth levels, specified debt service and debt-to-equity ratios, and prohibitions on certain loans, advances and dividend payments. As of March 30, 2003, the Company was not in compliance with certain financial covenants with respect to its financing arrangements with both Union Bank and LLCP.

Effective April 4, 2003, the Company reached a bridge financing agreement with LLCP whereby, with the consent of Union Bank, LLCP purchased, for total consideration of $3.025 million, $3.0 million principal amount of term notes, bearing interest at 15%, which are due and payable January 30, 2004, together with 2,466,759 shares of the Company’s common stock. In connection with this transaction, a debt discount of approximately $1.65 million will be recorded and amortized over a 10-month period ending in January 2004. Also in connection therewith, each of Union Bank and LLCP agreed to waive all events of noncompliance that were in existence as of the effective date of the bridge financing. The issuance of the shares of common stock is subject to the approval of a listing application for the shares by the American Stock Exchange, of which there can be no assurance. The Company’s securities purchase agreement with LLCP, as amended and restated in April 2003, provides that the Company must issue the shares to LLCP by April 24, 2003. Subsequent to the completion of the transaction, the American Stock Exchange indicated that, under Amex rules, shareholder approval is required as a condition for Amex approval of the Company’s additional listing application for the issuance of the shares to LLCP. Accordingly, the Company has agreed to call a special meeting of its shareholders to authorize the transaction. LLCP and the Company have agreed that, in light of the Amex rules, and in consideration of the payment by the Company to LLCP of an amendment fee of $125,000, the agreement be amended to allow the Company until June 30, 2003, and upon proper notification to LLCP by the Company, until July 20, 2003, to secure shareholder approval. Although there can be no assurance that the Company will receive the necessary approvals, the Company believes that the necessary approvals can be obtained during that period.

Effective April 16, 2003, Pleasant Street Investors, LLC, an affiliate of LLCP, acquired the senior secured loans previously made by Union Bank, and the Company and Pleasant Street Investors amended and restated the senior secured loan arrangements on mutually acceptable terms and conditions. As a result of the repayment of Union Bank, the Company will be writing off unamortized deferred financing costs of approximately $500,000 related to the arrangements with the Bank. Under the new agreement, amounts owing to Union Bank on the effective date, $12.117 million, plus additional amounts advanced to the Company by Pleasant Street Investors, $1.883 million, together with the amounts owing to LLCP under the bridge financing agreement described above, $3.0 million, were combined into a new $17.0 million Term Loan A, bearing interest at no less than 10%, subject to periodic adjustments, and due and payable on November 30, 2003. Additional amounts advanced by Pleasant Street Investors to the Company as of the effective date amounted to $5.0 million and are evidenced by Term Loan B, bearing interest at 15%, and is due and payable January 30, 2004. The Company used $3.0 million of proceeds from Term Loan A to repay the outstanding principal amounts of the term note issued to LLCP on April 4, 2003.

Due to the fact that a substantial portion of the Company’s financing matures within the next twelve months (Term Loan A in the amount of $17.0 million is due November 30, 2003, and Term Loan B in the amount of $5.0 million is due January 31, 2004, as described above), the Company is actively seeking new financing arrangements both from LLCP, the Company’s current lender, as well as other potential sources of financing. No assurances can be made that such financing arrangements would be obtained by the Company on substantially the same terms and conditions, or at all.

As of April 4, 2003, the Company was in compliance with all of its amended financial covenants. The Company believes, based upon historical performance, current results of operations for the six months ended March 30, 2003 and forecasted performance for the remainder of fiscal 2003, that it is probable that the Company will be in compliance with all of its revised financial and other covenant requirements. Accordingly, the Company’s senior subordinated debt, which matures in November 2004, has been classified as a long-term obligation in the accompanying consolidated balance sheet as of March 30, 2003. In the future, the failure of the Company to achieve certain revenue, expense and profitability forecasts could result in a violation of the amended financial covenants under its financing arrangements, which could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

5.	PER SHARE DATA

The following table sets forth the calculation of earnings (loss) per share for the periods presented:

	For the Three Months Ended
	March 30, 2003	March 31, 2002
Numerator:
Net income (loss) attributable to common shareholders	$(1,807,003)	$219,936

Denominator:
Denominator for basic earnings
Per share – weighted average shares	12,338,797	9,400,810

Effect of dilutive securities:
Warrants	—	1,994,140
Dilution protection shares	—	—
Series A Preferred Stock	—	94,359

Dilutive potential common shares	—	2,088,499

Denominator for diluted earnings (loss) per share	12,338,797	11,489,309

Net income (loss) per share – basic and diluted:

Net income (loss) per share – basic	$(.15)	$.02

Net income (loss) per share – diluted	$(.15)	$.02

	For the Six Months Ended
	March 30, 2003	March 31, 2002
Numerator:
Net income (loss) attributable to common shareholders	$(2,453,247)	$398,343

Denominator:
Denominator for basic earnings
Per share – weighted average shares	11,211,733	9,400,810

Effect of dilutive securities:
Warrants	—	1,994,140
Dilution protection shares	—	—
Series A Preferred Stock	—	47,217

Dilutive potential common shares	—	2,041,357

Denominator for diluted earnings (loss) per share	11,211,733	11,442,167

Net income (loss) per share—basic and diluted:

Net income (loss) per share – basic	$(.22)	$.04

Net income (loss) per share – diluted	$(.22)	$.03

For the three and six month periods ended March 30, 2003, stock options covering 472,000 shares, warrants to purchase 2,685,355 shares, 252,632 dilution protection shares and preferred stock convertible into 283,076 shares were excluded from the calculation of diluted per share amounts as their effect, if any, would be antidilutive.

Share and per share data for prior periods presented have been retroactively restated to reflect the 12,010-shares-for-1 stock split in October 2002.

6.	INCOME TAXES

For the year ended September 29, 2002 and for the period through the effective date of the spin-off, the Company is included in the consolidated federal tax return of its former Parent and has provided for federal taxes on a separate company basis in accordance with SFAS No. 109, Accounting for Income Taxes. Historically, with respect to state income taxes, primarily in California, the Company has been able to reduce its tax liability by offsetting otherwise taxable income with other losses under the Parent entity. Following the completion of the spin-off in October 2002, the Company’s tax returns will be filed on a stand-alone basis.

Due to operating losses for the three and six month periods ended March 30, 2003, the Company has provided tax benefits and recorded a tax asset, classified among prepaid expenses and other current assets, of approximately $1.6 million. The Company has not recorded a valuation allowance against any of its deferred tax assets, since it is believed that such assets are more likely than not to be recoverable through estimated future operations.

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

The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant. For purposes of pro forma disclosure, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period.

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based Employee compensation (in thousands, except per share amounts) for the three and six months ended March 30, 2003 and March 31, 2002:

	3 Months Ended		6 Months Ended
	March 30, 2003	March 31, 2002	March 30, 2003	March 31, 2002
Net income (loss), as reported	$(1,807)	$220	$(2,453)	$398

Deduct: Total stock-based employee Compensation expense determined under fair value based methods for all awards, net of related tax effects	$—	$—	$(244)	$—

Pro forma net income (loss)	$(1,807)	$220	$(2,697)	$398

Net income (loss) per share
Basic, as reported	$(0.15)	$(0.02)	$(0.22)	$0.04
Basic, pro forma	$(0.15)	$(0.02)	$(0.24)	$0.04

Diluted, as reported	$(0.15)	$(0.02)	$(0.22)	$0.03
Diluted, pro forma	$(0.15)	$(0.02)	$(0.24)	$0.03

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

In October 2002, in connection with the spin-off, the Company’s Parent transferred to the Company certain notes receivable with a principal balance of approximately $400,000. These notes receivable are due from certain officers of both the Parent and the Company who, subsequent to the spin-off, remained officers of the Company and are no longer employed by the Parent. These notes receivable are collateralized solely by the common stock of the Parent. Based upon the Company’s assessment of the collectibility of these notes receivable, including the value of the subject collateral, the Company assigned no value to these notes receivable upon their receipt effective as of October 29, 2002, the date of the spin-off, and the notes receivable continue to have no recorded value as of March 30, 2003. Any amounts ultimately realized, if any, on these notes receivable, will be recorded as an adjustment to shareholders’ equity at the time such amounts are realized.

8.	CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in various lawsuits, claims and proceedings related to the conduct of its business. Management does not believe that the disposition of any pending claims is likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers.

For the six months ended ended March 30, 2003 and March 31, 2002, revenues from airline-related customers accounted for approximately 20.9% and 22.2% of total net revenues, respectively. Additionally, accounts receivable from airline-related customers accounted for approximately 30.7% and 26.0% of the total accounts receivable balance at March 30, 2003 and March 31, 2002, respectively.

For the six months ended March 30, 2003 and March 31, 2002, the Company’s largest airline customer, American Airlines, accounted for approximately 6.5% and 8.3% of total net revenues, respectively. Additionally, accounts receivable from American accounted for approximately 11.5% and 8.7% of the total accounts receivable balance at March 30, 2003 and March 31, 2002, respectively. The results of the tragic events of September 11, 2001 have significantly impacted the Company’s sales to airlines. The long-term effect of these events on the airline industry, airline revenues, and on Overhill Farms’ business in particular, still cannot be accurately determined at this time. These events have resulted in a decreased demand for air travel and a reduction in the number of meals served as a result of airlines’ cost savings measures. These effects, depending upon their scope and duration, which cannot be predicted at this time, could negatively impact the Company’s financial position, results of operations or cash flows.

In December 2002, United Airlines filed a petition for bankruptcy reorganization. As of the date of United’s bankruptcy filing, the Company’s outstanding receivable balance from United was approximately $180,000. The Company will continue to pursue collection of pre-bankruptcy receivables from United through the normal course of bankruptcy proceedings. However, as of March 30, 2003, the Company has fully reserved all of its pre-bankruptcy receivables from United due to uncertainty with respect to their ultimate collectibility. The Company no longer does business with United.

The Company continues to do business with American Airlines. The Company will evaluate its business relationship with American Airlines on an ongoing basis to determine the manner in which the relationship should be continued.

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

Results of Operations

Three Months Ended March 30, 2003 Compared to Three Months Ended March 31, 2002

Net Revenues. Revenues for the three months ended March 30, 2003 decreased $675,000 (2%) to $33,428,000 from $34,103,000 for the three months ended March 31, 2002. This revenue decrease consisted of decreases in sales to existing customers in retail and other of $1,094,000 (13.3%) and in airlines of $715,000 (9.0%) and was partially offset by increases in sales to existing customers in foodservice of $813,000 (6.5%) and in health care of $321,000 (5.8%).

Gross Profit. Gross profit for the quarter ended March 30, 2003 decreased $1,450,000 to $3,735,000 from $5,185,000 in the comparable period in the prior year. Gross profit as a percentage of net revenues decreased to 11.1% in the quarter ended March 30, 2003 from 15.2% for the comparable period in 2002. The gross profit decrease related largely to manufacturing-related inefficiencies encountered in connection with the plant consolidation during the quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1,446,000 for the quarter ended March 30, 2003 to $4,908,000 (14.7% of revenues) from $3,462,000 (10.2% of revenues) for the second quarter of fiscal 2002. Significant portions of this increase in SG&A were delivery and storage costs of $339,000 which were largely related to the consolidation of facilities and increased fuel costs, product demonstration costs of $179,000 for the Company’s Chicago Brothers brand products in the retail segment, professional fees of $451,000 consisting of increased accounting and audit fees and other consultants retained to assist the Company in streamlining and reducing its cost structure, bad debt expense of $106,000 due to the bankruptcies of two minor customers and compensation and related costs of $174,000.

The Company has now completed the consolidation of certain home office, manufacturing, warehousing, product development, marketing and quality control functions into a single 170,000 square foot operating facility located in Vernon, California. The Company will now maintain only two locations, the new site, and an existing 75,000 square foot cooking facility also located in Vernon, California. Management believes that the Company should expect, as a result of this consolidation, to achieve significant operating efficiencies as well as a reduction of its dependence on outside cold storage facilities. The savings from the consolidation are expected to result from reduced cold storage and refrigerant costs, a lower overall facility lease expense, together with manpower and efficiency savings.

Other Expenses. Other expenses for the quarter ended March 30, 2003, consisting primarily of interest expense, increased to $1,845,000, as compared to $1,356,000 for the comparable period in 2002, an increase of $489,000, which is largely due to increases in amortization of deferred financing costs.

Net Income (Loss). The net result for the quarter ended March 30, 2003 was a loss of $1,807,000 ($.15 per share) as compared to net income of $220,000 ($.02 per share) for the comparable period in the prior year

Six Months Ended March 30, 2003 Compared to Six Months Ended March 31, 2002

Net Revenues. For the six months ended March 30, 2003, revenues increased $4,098,000 (6.1%) to $71,559,000 as compared to $67,461,000 for the six months ended March 31, 2002. This revenue increase is primarily due to increased sales to existing customers in the foodservice and health care segments, with current year revenues of $29,196,000 and $11,036,000, respectively, each increasing from the prior year by 11%. Current year revenues from airlines of $15,035,000 and retail and other of $16,292,000 remained substantially unchanged from the comparable period in the prior year

Gross Profit. Gross profit for the six months ended March 30, 2003 decreased $1,361,000 to $9,009,000 from $10,370,000 for the comparable period in 2002. Gross profit as a percentage of net revenues decreased to 12.6% in 2003 as compared to 15.4% for the same period in 2002. The gross profit decrease related largely to manufacturing-related inefficiencies encountered in connection with the plant consolidation during the first six months of fiscal 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended March 30, 2003 increased $2,750,000 to $9,755,000 (13.6% of revenues) from $7,005,000 (10.4% of revenues) for the comparable period in 2002. Factors significantly contributing to the increase in SG&A expenses were increases in delivery and storage costs of $1,109,000 largely due to increased sales, increased fuel costs and to the consolidation of facilities, new product demonstration costs of $306,000 for the Company’s Chicago Brothers brand products in the retail segment, professional fees of $452,000 consisting of increased accounting and audit fees and other consultants retained to assist the Company in streamlining and reducing its cost structure, bad debt expense of $279,000 due to the bankruptcy of United Airlines and to the bankruptcies of two minor customers and compensation and related costs of $282,000.

The Company has now completed the consolidation of certain home office, manufacturing, warehousing, product development, marketing and quality control functions into a single 170,000 square foot operating facility located in Vernon, California. The Company will now maintain only two locations, the new site, and an existing 75,000 square foot cooking facility also located in Vernon, California. Management believes that the Company should expect, as a result of this consolidation, to achieve significant operating efficiencies as well as a reduction of its dependence on outside cold storage facilities. The savings from the consolidation are expected to result from reduced cold storage and refrigerant costs, a lower overall facility lease expense, together with manpower and efficiency savings.

Other Expenses. Other expenses during the six months ended March 30, 2003, consisting primarily of interest expense, increased to $3,352,000, as compared to $2,700,000 for the six months ended March 31, 2002, an increase of $652,000. This increase is largely due to an increase in amortization of deferred financing costs.

Net Income (Loss). The net result for the six months ended March 30, 2003 was a loss of $2,453,000 ($.22 per share) as compared to net income of $398,000 ($.03 per share) for the comparable period in the prior year.

Liquidity and Capital Resources

Principal sources of liquidity are cash flows from operations and existing financing arrangements. The Company’s cash and cash equivalents, which are maintained on a minimum basis, increased to $11,000 as of the period ended March 30, 2003.

During the six months ended March 30, 2003, the Company’s operating activities resulted in cash provided of approximately $6,925,000, as compared to cash provided of $54,000 during the comparable period in the prior year. During the current period, operating losses were more than offset by cash favorable changes in accounts receivable, inventories, accounts payable and accrued liabilities. As of March 30, 2003, the Company had a working capital deficit of approximately $3.8 million.

During the six months ended March 30, 2003, the Company’s investing activities resulted in a use of cash of approximately $4,734,000, as compared to $1,005,000 during the same period in the previous year. The use of cash in the current year consisted exclusively of additions to property and equipment, primarily related to the consolidation of most of the Company’s operations into a new facility in Vernon, California.

During the six months ended March 30, 2003, the Company’s financing activities resulted in a use of cash of approximately $2,189,000, as compared to cash provided of $931,000 during the comparable period in fiscal 2002. The use of cash in the current period resulted primarily from principal payments on long-term debt, deferred financing costs and advances to or on behalf of Parent in connection with the spin-off, which was reduced by net borrowings on the Company’s line of credit.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers.

For the six months ended ended March 30, 2003 and March 31, 2002, revenues from airline-related customers accounted for approximately 20.9% and 22.2% of total net revenues, respectively. Additionally, accounts receivable from airline-related customers accounted for approximately 30.7% and 26.0% of the total accounts receivable balance at March 30, 2003 and March 31, 2002, respectively.

For the six months ended March 30, 2003 and March 31, 2002, the company’s largest airline customer, American Airlines, accounted for approximately 6.5% and 8.3% of total net revenues, respectively. Additionally, accounts receivable from American accounted for approximately 11.5% and 8.7% of the total accounts receivable balance at March 30, 2003 and March 31, 2002, respectively. The results of the tragic events of September 11, 2001 have significantly impacted the Company’s sales to airlines. The long-term effect of these events on the airline industry, airline revenues, and on Overhill Farms’ business in particular, still cannot be accurately determined at this time. These events have resulted in a decreased demand for air travel and a reduction in the number of meals served as a result of airlines’ cost savings measures. These effects, depending upon their scope and duration, which cannot be predicted at this time, could negatively impact the Company’s financial position, results of operations or cash flows.

In December 2002, United Airlines filed a petition for bankruptcy reorganization. As of the date of United’s bankruptcy filing, the Company’s outstanding receivable balance from United was approximately $180,000. The Company will continue to pursue collection of pre-bankruptcy receivables from United through the normal course of bankruptcy proceedings. However, as of March 30, 2003, the Company has fully reserved all of its pre-bankruptcy receivables from United due to uncertainty with respect to their ultimate collectibility. The Company no longer does business with United.

The Company continues to do business with American Airlines. The Company will evaluate its business relationship with American Airlines on an ongoing basis to determine the manner in which the relationship should be continued.

The Company’s material contractual obligations and commercial commitments consist primarily of long-term debt arrangements and commitments under operating leases. As of March 30, 2003, there have been no significant changes in the Company’s commitments related to future minimum lease payments, and significant changes in the Company’s long-term debt arrangements are discussed further below.

The Company’s long-term debt arrangements at March 30, 2003 primarily consisted of a $20.0 million revolving line of credit with its senior creditor, Union Bank of California, N.A. (the “Bank”), a term loan payable in an original principal amount of $2.4 million to the Bank, and a term loan payable in an original principal amount of $28.0 million to its senior subordinated creditor, Levine Leichtman Capital Partners, L.P. (“LLCP”).

At March 30, 2003, amounts outstanding under these arrangements payable to Union Bank were $12.6 million on the revolving line of credit and $850,000 on term loans, and the amount payable to LLCP was $24.7 million on a term loan.

The Company’s revolving line of credit, senior subordinated note payable and term loan agreements all contain various financial covenants including restrictions on changes in control, capital expenditures, minimum EBITDA and net worth levels, specified debt service and debt-to-equity ratios, and prohibitions on certain loans, advances and dividend payments. As of March 30, 2003, the Company was not in compliance with certain financial covenants with respect to its financing arrangements with both Union Bank and LLCP.

Effective April 4, 2003, the Company reached a bridge financing agreement with LLCP whereby, with the consent of Union Bank, LLCP purchased, for total consideration of $3.025 million, $3.0 million principal amount of term notes, bearing interest at 15%, which are due and payable January 30, 2004, together with 2,466,759 shares of the Company’s common stock. In connection with this transaction, a debt discount of approximately $1.65 million will be recorded and amortized over a 10-month period ending in January 2004. Also in connection therewith, each of Union Bank and LLCP agreed to waive all events of noncompliance that were in existence as of the effective date of the bridge financing. The issuance of the shares of common stock is subject to the approval of a listing application for the shares by the American Stock Exchange, of which there can be no assurance. The Company’s securities purchase agreement with LLCP, as amended and restated in April 2003, provides that the Company must issue the shares to LLCP by April 24, 2003. Subsequent to the completion of the transaction, the American Stock Exchange indicated that, under Amex rules, shareholder approval is required as a condition for Amex approval of the Company’s additional listing application for the issuance of the shares to LLCP. Accordingly, the Company has agreed to call a special meeting of its shareholders to authorize the transaction. LLCP and the Company have agreed that, in light of the Amex rules, and in consideration of the payment by the Company to LLCP of an amendment fee of $125,000, the agreement be amended to allow the Company until June 30, 2003, and upon proper notification to LLCP by the Company, until July 20, 2003, to secure shareholder approval. Although there can be no assurance that the Company will receive the necessary approvals, the Company believes that the necessary approvals can be obtained during that period.

Effective April 16, 2003, Pleasant Street Investors, LLC, an affiliate of LLCP, acquired the senior secured loans previously made by Union Bank, and the Company and Pleasant Street Investors amended and restated the senior secured loan arrangements on mutually acceptable terms and conditions. As a result of the repayment of Union Bank, the Company will be writing off deferred financing costs of approximately $500,000 related to the arrangements with the Bank. Under the new agreement, amounts owing to Union Bank on the effective date, $12.117 million, plus additional amounts advanced to the Company by Pleasant Street Investors, $1.883 million, together with the amounts owing to LLCP under the bridge financing agreement described above, $3.0 million, were combined into a new $17.0 million Term Loan A, bearing interest at no less than 10%, subject to periodic adjustments, and due and payable on November 30, 2003. Additional amounts advanced by Pleasant Street Investors to the Company as of the effective date amounted to $5.0 million and were evidenced by Term Loan B, bearing interest at 15%, and is due and payable January 30, 2004. The Company used $3.0 million of proceeds from Term Loan A to repay the outstanding principal amounts of the term note issued to LLCP on April 4, 2003.

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

The Company’s senior subordinated creditor, LLCP, is the holder of a secured senior subordinated note, which it purchased from the Company in November 1999 pursuant to a securities purchase agreement. The Company and LLCP amended and restated the securities purchase agreement, the note and amended various related agreements in connection with the spin-off and again in connection with the April 2003 refinancing transactions. The note bears interest at a base rate per annum of 15%, with interest payable monthly. The note matures on October 31, 2004. The Company is required to make mandatory principal payments each January for the previous fiscal year in an amount equal to 50% of the excess cash flow, as defined. The Company may make voluntary principal prepayments at any time, subject to prepayment premiums. The securities purchase agreement contains various covenants, including financial covenants covering restrictions on capital expenditures, minimum EBITDA and net worth levels, and specified debt service and debt to equity ratios. In addition, the terms of the securities purchase agreement prohibit changes in control, including ownership and management personnel, and contain customary restrictions on incurring indebtedness and liens, making investments, paying dividends and making loans or advances. The note and all other obligations owing to the senior subordinated creditor are secured by subordinated liens on substantially all of the Company’s assets and by a guaranty of Overhill L.C. Ventures, Inc., the Company’s wholly owned subsidiary.

Due to the fact that a substantial portion of the Company’s financing matures within the next twelve months (Term Loan A in the amount of $17.0 million is due November 30, 2003, and Term Loan B in the amount of $5.0 million is due January 31, 2004, as described above), the Company is actively seeking new financing arrangements both from LLCP, the Company’s current lender, as well as other potential sources of financing. No assurances can be made that such financing arrangements would be obtained by the Company on substantially the same terms and conditions, or at all.

As of April 4, 2003, the Company was in compliance with all of its amended financial covenants. The Company believes, based upon historical performance, current results of operations for the six months ended March 30, 2003 and forecasted performance for the remainder of fiscal 2003, that it is probable that the Company will be in compliance with all of its revised financial and other covenant requirements. Accordingly, the Company’s senior subordinated debt, which matures in November 2004, has been classified as a long-term obligation in the accompanying consolidated balance sheet as of March 30, 2003. In the future, the failure of the Company to achieve certain revenue, expense and profitability forecasts could result in a violation of the amended financial covenants under its financing arrangements, which could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not own, nor does it have an interest in any market risk sensitive instruments.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in various lawsuits, claims and proceedings related to the conduct of its business. Management does not believe that the disposition of any pending claims is likely to have a material adverse affect on the Company’s financial condition, results of operations or cash flows.

Item 3. Defaults Upon Senior Securities

As of March 30, 2003, the Company was not in compliance with certain financial covenants under borrowing arrangements with its two senior lenders. In connection with a bridge financing agreement entered into in April, 2003, each of Union Bank and LLCP agreed to waive all events of noncompliance that were in existence as of the date of the bridge financing.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Exhibit

10.1	Second Amended and Restated Loan and Security Agreement, dated as of April 16, 2003, among Overhill Farms, Inc., Overhill L.C. Ventures, Inc. and Pleasant Street Investors, LLC

10.2

Amended and Restated Secured Senior Term A Note, dated as of April 16, 2003 in the stated principal amount of $17,000,000, made by Overhill Farms, Inc. and payable to the order of Pleasant Street Investors, LLC

10.3	Secured Senior Term B Note, dated as of April 16, 2003 in the stated principal amount of $5,000,000, made by Company and payable to the order of Pleasant Street Investors, LLC

10.4

Second Amended and Restated Securities Purchase Agreement, dated as of April 16, 2003, by and among Overhill Farms, Inc., the entities identified therein as Guarantors and Levine Leichtman Capital Partners II, L.P.

10.5

Agreement Regarding Repayment of Bridge Note, dated as of April 16, 2003, by and among Overhill Farms, Inc., Overhill Ventures, Levine Leichtman Capital Partners II, L.P. and Pleasant Street Investors, LLC

10.6	Amendment to Investor Rights Agreement, dated as of April 16, 2003, by and among Overhill Farms, Inc., James Rudis, William E. Shatley and Levine Leichtman Capital Partners II, L.P.

10.7	Second Amendment to Amended and Restated Security Agreement, dated as of April 16, 2003, by Overhill Farms, Inc. and Overhill L.C. Ventures, Inc. in favor of Levine Leichtman Capital Partners II, L.P.

10.8	Amendment to Equity Repurchase Option Agreement, dated as of April 16, 2003, by and between Overhill Farms, Inc. and Levine Leichtman Capital Partners II, L.P.

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K – No reports on Form 8-K were filed during the quarter ended March 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OVERHILL FARMS, INC. (Registrant)

Date: May 19, 2003	By:	/s/ James Rudis
James Rudis Chairman, President and Chief Executive Officer

Date: May 19, 2003	By:	/s/ John L. Steinbrun
John L. Steinbrun Senior Vice President and Chief Financial Officer

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

Date: May 19, 2003

/s/ James Rudis James Rudis President and Chief Executive Officer

CERTIFICATIONS

I, John L. Steinbrun, certify that:

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

Date: May 19, 2003

/s/ John L. Steinbrun
John L. Steinbrun Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Second Amended and Restated Loan and Security Agreement, dated as of April 16, 2003, among Overhill Farms, Inc., Overhill L.C. Ventures, Inc. and Pleasant Street Investors, LLC

10.2

Amended and Restated Secured Senior Term A Note, dated as of April 16, 2003 in the stated principal amount of $17,000,000, made by Overhill Farms, Inc. and payable to the order of Pleasant Street Investors, LLC

10.3	Secured Senior Term B Note, dated as of April 16, 2003 in the stated principal amount of $5,000,000, made by Company and payable to the order of Pleasant Street Investors, LLC

10.4

Second Amended and Restated Securities Purchase Agreement, dated as of April 16, 2003, by and among Overhill Farms, Inc., the entities identified therein as Guarantors and Levine Leichtman Capital Partners II, L.P.

10.5

Agreement Regarding Repayment of Bridge Note, dated as of April 16, 2003, by and among Overhill Farms, Inc., Overhill Ventures, Levine Leichtman Capital Partners II, L.P. and Pleasant Street Investors, LLC

10.6	Amendment to Investor Rights Agreement, dated as of April 16, 2003, by and among Overhill Farms, Inc., James Rudis, William E. Shatley and Levine Leichtman Capital Partners II, L.P.

10.7	Second Amendment to Amended and Restated Security Agreement, dated as of April 16, 2003, by Overhill Farms, Inc. and Overhill L.C. Ventures, Inc. in favor of Levine Leichtman Capital Partners II, L.P.

10.8	Amendment to Equity Repurchase Option Agreement, dated as of April 16, 2003, by and between Overhill Farms, Inc. and Levine Leichtman Capital Partners II, L.P.

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002