Form 10-Q
period 2003-06-29
OVERHILL FARMS INC
filed 2003-08-13
CIK 1101020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
     (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2003

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ________ to ________

                         Commission file number 1-16699

                              OVERHILL FARMS, INC.
             (Exact name of registrant as specified in its charter)

               NEVADA                                            75-2590292
               ------                                            ----------
   (State or other jurisdiction of                             (IRS Employer
   incorporation or organization)                         Identification Number)

                             2727 EAST VERNON AVENUE
                            VERNON, CALIFORNIA 90058
                    (Address of principal executive offices)

                                 (323) 582-9977
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act.). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                                12,338,797
                                                   -----------------------------
                                                   Outstanding at August 6, 2003

                              OVERHILL FARMS, INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 29, 2003
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE NO.
-------------------------------                                         --------

      Item 1. Financial Statements

        Consolidated Condensed Balance Sheets as of
            June 29, 2003 and September 29, 2002                              2

        Consolidated Condensed Statements of Operations
            For the Three Months Ended June 29, 2003 and June 30, 2002        4

         Consolidated Condensed Statements of Operations
            For the Nine Months Ended June 29, 2003 and June 30, 2002         5

        Consolidated Condensed Statements of Cash Flows
            For the Nine Months Ended June 29, 2003 and June 30, 2002         6

        Notes to Consolidated Condensed Financial Statements                  9

      Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   18

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk    25

      Item 4.  Controls and Procedures                                       25

PART II - OTHER INFORMATION
---------------------------

      Item 1.  Legal Proceedings                                             26

      Item 3.  Defaults Upon Senior Securities                               26

      Item 6.  Exhibits and Reports on Form 8-K                              26

      Signatures                                                             29

      Certifications                                                         30


                                             OVERHILL FARMS, INC.
                                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                    ASSETS

                                                                    June 29,         September 29,
                                                                       2003              2002
                                                                  -------------      -------------
                                                                   (Unaudited)          (Note 2)
Current assets:
   Cash                                                           $    744,048       $      8,115
   Accounts receivable, net of allowance for doubtful
     accounts of $381,331 and $102,285                              11,093,635         13,450,103
   Inventories                                                      10,778,566         18,489,530
   Prepaid expenses and other                                        1,240,944          1,704,686
                                                                  -------------      -------------
           Total current assets                                     23,857,193         33,652,434
                                                                  -------------      -------------

Property and equipment                                              21,280,720         16,675,445
   Less accumulated depreciation                                    (7,738,427)        (7,504,929)
                                                                  -------------      -------------
                                                                    13,542,293          9,170,516
                                                                  -------------      -------------

Other assets:
   Excess of cost over fair value of net assets acquired            12,188,435         12,188,435
   Deferred financing costs, net of accumulated amortization
     of $3,745,450 and $1,395,829                                    3,511,020          2,952,587
   Deferred tax asset                                                2,819,016                 --
   Other                                                             2,032,965          1,053,610
                                                                  -------------      -------------
                                                                    20,551,436         16,194,632
                                                                  -------------      -------------

Total assets                                                      $ 57,950,922       $ 59,017,582
                                                                  =============      =============

                                  The accompanying notes are an integral part
                             of these consolidated condensed financial statements


                                             OVERHILL FARMS, INC.
                               CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                    June 29,         September 29,
                                                                       2003              2002
                                                                  -------------      -------------
                                                                   (Unaudited)          (Note 2)
Current liabilities:
   Accounts payable, primarily trade                              $  7,968,005       $ 13,768,891
   Accrued liabilities                                               2,838,900          1,908,439
   Notes payable and current maturities of long-term debt           20,910,968          1,481,600
                                                                  -------------      -------------
           Total current liabilities                                31,717,873         17,158,930

Deferred taxes                                                         265,127            265,127
Long-term debt, less current maturities                             24,089,297         36,241,914
                                                                  -------------      -------------
           Total liabilities                                        56,072,297         53,665,971
                                                                  -------------      -------------

Shareholders' equity:
   Series A Preferred stock, $0.01 par value, authorized
     50,000,000 shares, issued and outstanding, 23.57 shares                --                 --
   Common stock, $0.01 par value, authorized 100,000,000
     shares, issued and outstanding 12,338,797 and 9,400,828
     shares                                                            123,388             94,008
   Additional paid-in capital                                        9,598,230          4,480,614
   Warrants to purchase common stock                                       400          3,470,000
   Receivable from Parent                                                   --        (10,534,679)
   Retained earnings (accumulated deficit)                          (7,843,393)         7,841,668
                                                                  -------------      -------------
           Total shareholders' equity                                1,878,625          5,351,611
                                                                  -------------      -------------

Total liabilities and shareholders' equity                        $ 57,950,922       $ 59,017,582
                                                                  =============      =============

                                  The accompanying notes are an integral part
                             of these consolidated condensed financial statements

                              OVERHILL FARMS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   For the Three Months Ended
                                                --------------------------------
                                                  June 29,           June 30,
                                                    2003               2002
                                                -------------      -------------

Net revenues                                    $ 34,072,251       $ 34,466,865
Cost of sales                                     29,420,118         28,655,542
                                                -------------      -------------
Gross profit                                       4,652,133          5,811,323

Selling, general and administrative expenses       3,763,179          3,910,367
                                                -------------      -------------

Operating income                                     888,954          1,900,956
                                                -------------      -------------

Other income (expense):
  Interest expense                                (2,246,002)        (1,156,015)
  Amortization of deferred financing costs        (1,533,170)          (190,120)
  Other income (expense)                             (34,786)           (78,666)
                                                -------------      -------------

Total other expenses                              (3,813,958)        (1,424,801)
                                                -------------      -------------

Income (loss) before income taxes                 (2,925,004)           476,155

Income tax provision (benefit)                    (1,174,037)           191,118
                                                -------------      -------------

Net income (loss)                               $ (1,750,967)      $    285,037
                                                =============      =============

Net income (loss) per share:
    Basic                                       $       (.14)      $        .03
                                                =============      =============
    Diluted                                     $       (.14)      $        .02
                                                =============      =============

                   The accompanying notes are an integral part
              of these consolidated condensed financial statements

                              OVERHILL FARMS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  For the Nine Months Ended
                                              ----------------------------------
                                                June 29,             June 30,
                                                  2003                 2002
                                              --------------      --------------

Net revenues                                  $ 105,631,502       $ 101,927,639
Cost of sales                                    91,970,565          85,745,966
                                              --------------      --------------
Gross profit                                     13,660,937          16,181,673

Selling, general and administrative expenses     13,518,408          10,915,275
                                              --------------      --------------

Operating income                                    142,529           5,266,398
                                              --------------      --------------

Other income (expense):
  Interest expense                               (4,578,447)         (3,481,196)
  Amortization of deferred financing costs       (2,349,621)           (416,338)
  Other income (expense)                           (237,637)           (227,267)
                                              --------------      --------------

Total other expenses                             (7,165,705)         (4,124,801)
                                              --------------      --------------

Income (loss) before income taxes                (7,023,176)          1,141,597

Income tax provision (benefit)                   (2,818,962)            458,217
                                              --------------      --------------

Net income (loss)                             $  (4,204,214)      $     683,380
                                              ==============      ==============

Net income (loss) per share:
    Basic                                     $        (.36)      $         .07
                                              ==============      ==============
    Diluted                                   $        (.36)      $         .06
                                              ==============      ==============

                   The accompanying notes are an integral part
              of these consolidated condensed financial statements


                                   OVERHILL FARMS, INC.
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                            For the Nine Months Ended
                                                          ------------------------------
                                                            June 29,          June 30,
                                                              2003              2002
                                                          ------------      ------------
Operating Activities:
  Net income (loss)                                       $(4,204,214)      $   683,380
  Adjustments to reconcile net income (loss)  to net
  cash provided by operating activities:
     Depreciation and amortization                          4,114,383         1,362,639
     Provision for doubtful accounts                          279,046                --
     Deferred tax provision (benefit)                      (2,818,962)               --
     Changes in:
       Accounts receivable                                  2,077,422         1,391,211
       Inventories                                          7,710,964           910,608
       Prepaid expenses and other                            (515,667)         (305,368)
       Accounts payable                                    (5,800,886)       (2,563,808)
       Accrued liabilities                                    930,461          (498,495)
                                                          ------------      ------------

Net cash provided by operating activities                   1,772,547           980,167
                                                          ------------      ------------

Investing Activities:
  Net additions to property and equipment                  (5,225,709)       (2,451,386)
                                                          ------------      ------------

Net cash used in investing activities                      (5,225,709)       (2,451,386)
                                                          ------------      ------------

                        The accompanying notes are an integral part
                   of these consolidated condensed financial statements


                                   OVERHILL FARMS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                        (UNAUDITED)

                                                        For the Nine Months Ended
                                                     --------------------------------
                                                        June 29,           June 30,
                                                          2003               2002
                                                     -------------      -------------
Financing Activities:
  Net borrowings (payments) on line of
   credit arrangements                               $(11,957,293)      $  4,604,777
  Proceeds from borrowings on short-term debt          20,347,272                 --
  Principal payments on long-term debt                 (2,024,058)        (1,710,868)
  Net advances to or on behalf of Parent                 (946,168)        (1,059,496)
  Deferred financing costs                             (1,230,658)          (436,493)
                                                     -------------      -------------

Net cash provided by financing activities               4,189,095          1,397,920
                                                     -------------      -------------

Net increase (decrease) in cash                           735,933            (73,299)
Cash at beginning of period                                 8,115             81,414
                                                     -------------      -------------

Cash at end of period                                $    744,048       $      8,115
                                                     =============      =============

Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
  Interest                                           $  3,486,891       $  3,032,989
  Income taxes                                       $         --       $         --


                        The accompanying notes are an integral part
                   of these consolidated condensed financial statements

                              OVERHILL FARMS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

The Company, effective upon the completion of its spin-off from its former Parent, netted a total of approximately $11.5 million, consisting of all accrued income taxes due to and the unpaid receivable due from its former Parent, against retained earnings.

During the nine months ended June 29, 2003, the Company issued a total of 2,937,987 shares of its common stock, for nominal consideration, in connection with the exercise of warrants and dilution protection rights granted to its senior subordinated lender in prior fiscal periods.

In connection with bridge financing arrangements during the nine months ended June 29, 2003, the Company recorded a debt discount of approximately $1.65 million, which is being amortized over a 10-month period ending in January 2004.

During the nine months ended June 30, 2002, the Company issued 23.57 shares of a newly created Series A Preferred Stock, convertible into 283,076 shares of common stock and having an estimated value of $750,000, as consideration for certain consents and additional monitoring costs and expenses to be incurred by the Company's senior subordinated lender.

                   The accompanying notes are an integral part
              of these consolidated condensed financial statements

                              OVERHILL FARMS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. NATURE OF BUSINESS AND ORGANIZATIONAL MATTERS

   Overhill Farms, Inc. (the "Company" or "Overhill Farms") is a producer of high-quality entrees, plated meals, meal components, soups, sauces, and poultry, meat and fish specialties. From May 5, 1995 through October 29, 2002, the Company was a majority-owned subsidiary of TreeCon Resources, Inc., formerly Overhill Corporation and Polyphase Corporation (the "Parent"). The Parent's ownership of Overhill Farms during that period was subject to various warrants to purchase Overhill Farms' common stock, which had been issued to certain lenders to the Company. On October 29, 2002, TreeCon Resources, Inc. distributed to its shareholders, in the form of a tax-free dividend, all of its ownership of Overhill Farms.

   In October 2002, in connection with the above mentioned spin-off transaction, the Company's Board of Directors authorized a 12,010-shares-for-1 stock split. Share and per share data as of and for all periods presented herein have been restated to reflect the stock split.

2. BASIS OF PRESENTATION

   The consolidated financial statements include the accounts of Overhill Farms and its wholly owned subsidiary, Overhill L.C. Ventures, Inc. All material intercompany accounts and transactions are eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation.

   The financial statements included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods when read in conjunction with the financial statements and the notes thereto included in the Company's latest financial statements filed as part of its Form 10-K for the year ended September 29, 2002.

   The consolidated condensed balance sheet at September 29, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

3. INVENTORIES

   Inventories are summarized as follows:

                                               June 29,        September 29,
                                                 2003              2002
                                             -------------     -------------

   Raw ingredients                           $  4,611,532      $  8,003,573
   Finished product                             4,927,759         8,681,091
   Packaging                                    1,239,275         1,804,866
                                             -------------     -------------
                                             $ 10,778,566      $ 18,489,530
                                             =============     =============

4. LONG-TERM DEBT

   In November 1999, the Company refinanced substantially all of its existing debt. The total facility amounted to $44 million, consisting of a $16 million line of credit, expiring in November 2002, provided by Union Bank of California, N.A. ("Union Bank") together with $28 million in the form of a five-year term loan provided by Levine Leichtman Capital Partners II, L.P. ("LLCP"). Both of these agreements have subsequently been amended on multiple occasions as discussed in the Company's annual financial statements included in its Form 10-K for the year ended September 29, 2002 and in its quarterly financial statements included in its quarterly reports on Form 10-Q for the periods ended December 29, 2002 and March 30, 2003. Additionally, the Company issued a term note payable to Union Bank in connection with an acquisition that occurred in August 2000.

   At March 30, 2003, amounts outstanding under these arrangements were $12.6 million payable to Union Bank on the revolving line of credit, $850,000 payable to Union Bank on term loans, and $24.7 million payable to LLCP on a term loan.

   The Company's revolving line of credit, senior subordinated note and term loan agreements all contain various financial covenants, including restrictions on changes in control, capital expenditures, minimum EBITDA and net worth levels, specified debt service and debt-to-equity ratios, and prohibitions on certain loans, advances and dividend payments. As of March 30, 2003, the Company was not in compliance with certain financial covenants with respect to its financing arrangements with both Union Bank and LLCP and was also experiencing a liquidity shortfall.

   To assist the Company in meeting its liquidity needs, effective April 4, 2003, the Company entered into amendments to its then-existing securities purchase agreement with LLCP, the note and certain related agreements, pursuant to which LLCP waived the Company's non-compliance with certain covenants under the various financing and related agreements with LLCP, and LLCP purchased from the Company a secured senior subordinated bridge note in the principal amount of $3.0 million, bearing interest at 15% and due and payable January 30, 2004, thereby providing the Company with the liquidity it needed to meet its short-term payment obligations. In a related transaction, LLCP also agreed with Union Bank that it or an LLCP affiliate would acquire

   Union Bank's senior secured loans to the Company. Finally, as part of the bridge financing and in substantial consideration for LLCP's financial accommodations, the Company agreed to issue and sell to LLCP, and LLCP agreed to purchase from the Company, 2,466,759 shares of the Company's common stock for a purchase price of $0.01 per share. The Company was originally required to issue and sell these shares to LLCP by April 16, 2003; subsequently, LLCP agreed to extend the issuance date to April 24, 2003, and then, in consideration of the payment by the Company to LLCP of an amendment fee of $125,000, to July 20, 2003. In addition, the Company was required to wind up and dissolve Overhill L.C. Ventures, Inc., the Company's subsidiary, by June 30, 2003, but the Company was unable to meet that deadline. As discussed below, the deadlines for the issuance of the shares and the dissolution of Overhill L.C. Ventures, Inc. were further extended to August 20, 2003.

   After completing the bridge financing and submitting an application to the American Stock Exchange ("AMEX") requesting listing of the shares to be issued to LLCP, AMEX advised the Company that its approval of the Company's listing application with respect to the issuance and sale of these shares to LLCP is subject to approval of the Company's stockholders. The Company has obtained a waiver from LLCP for its failure to deliver these shares by July 20, 2003, provided that delivery of these shares is made on or before August 20, 2003. The waiver also extends the deadline for the dissolution of Overhill L.C. Ventures, Inc. to August 20, 2003. At a meeting of the Company's stockholders held on August 11, 2003, the stockholders approved the issuance of these shares to LLCP; accordingly the Company expects to obtain AMEX approval and to deliver the shares prior to the expiration of the waiver. In connection with this transaction, a debt discount of approximately $1.65 million was recorded and is being amortized over a 10-month period ending in January 2004.

   If the Company is not able to dissolve Overhill L.C. Ventures or to obtain AMEX's approval of the listing of, and to issue, the LLCP Common Shares by August 20, 2003, the Company will be deemed to have been in default under its financing arrangements with LLCP and Pleasant Street Investors, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

   Effective April 16, 2003, Pleasant Street Investors, LLC, an affiliate of LLCP, acquired the senior secured loans previously made to the Company by Union Bank, and the Company and Pleasant Street Investors amended and restated the senior secured loan arrangements on mutually acceptable terms and conditions. As a result of the repayment of Union Bank, the Company wrote off unamortized deferred financing costs of approximately $450,000 related to the arrangements with the Bank. Under the new agreement, amounts owing to Union Bank on the effective date, $12.117 million, plus additional amounts advanced to the Company by Pleasant Street Investors, $1.883 million, together with the amounts owing to LLCP under the bridge financing agreement described above, $3.0 million, were combined into a new $17.0 million Term Loan A, bearing interest at no less than 10%, subject to periodic adjustments, and due and payable on November 30, 2003. During the three months ended June 29, 2003 the average rate of interest paid on Term Loan A was 11.6%. Additional amounts advanced by Pleasant Street Investors to the Company as of the effective date amounted to $5.0 million and are evidenced by Term Loan B, bearing interest at 15%, and is due and payable January 30, 2004. The Company used $3.0 million of proceeds from Term Loan A to repay the outstanding principal amounts of the term note issued to LLCP on April 4, 2003.

   Due to the fact that a substantial portion of the Company's financing matures within the next twelve months (Term Loan A in the amount of $17.0 million is due November 30, 2003, and Term Loan B in the amount of $5.0 million is due January 30, 2004, as described above), the Company is actively seeking new financing arrangements both from LLCP, the Company's current lender, as well as other potential sources of financing. No assurances can be made that such financing arrangements would be obtained by the Company on substantially the same terms and conditions, or at all.

   As of June 29, 2003, the Company was in compliance with all of its amended financial covenants. The Company believes, based upon historical performance, current results of operations for the nine months ended June 29, 2003 and forecasted performance for the remainder of fiscal 2003, that it is probable that the Company will be in compliance with all of its revised financial and other covenant requirements. Accordingly, the Company's senior subordinated debt, which matures in November 2004, has been classified as a long-term obligation in the accompanying consolidated balance sheet as of June 29, 2003. In the future, the failure of the Company to achieve certain revenue, expense and profitability forecasts could result in a violation of the amended financial covenants under its financing arrangements, which could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

5. PER SHARE DATA

   The following table sets forth the calculation of net income (loss) per share for the periods presented:

                                                              For the Three Months Ended
                                                           -------------------------------
                                                               June 29,          June 30,
                                                           -------------      ------------
                                                               2003               2002
                                                           -------------      ------------
Numerator:
Net income (loss) attributable to common shareholders      $ (1,750,967)      $   285,037
                                                           =============      ============

Denominator:
   Denominator for basic earnings
     Per share - weighted average shares                     12,338,797         9,400,828
                                                           -------------      ------------

   Effect of dilutive securities:
     Warrants                                                        --         1,994,140
     Dilution protection shares                                      --                --
     Series A Preferred Stock                                        --           283,076
                                                           -------------      ------------
         Dilutive potential common shares                            --         2,277,216
                                                           -------------      ------------

   Denominator for diluted earnings (loss) per share         12,338,797        11,678,044
                                                           =============      ============

Net income (loss) per share - basic and diluted:

   Net income (loss) per share - basic                     $       (.14)      $       .03
                                                           =============      ============

   Net income (loss) per share - diluted                   $       (.14)      $       .02
                                                           =============      ============

                                      -12-






                                                              For the Nine Months Ended
                                                           -------------------------------
                                                             June 29,           June 30,
                                                               2003               2002
                                                           -------------      ------------
Numerator:

Net income (loss) attributable to common shareholders      $ (4,204,214)      $   683,380
                                                           =============      ============
Denominator:
   Denominator for basic earnings
     per share - weighted average shares                     11,587,421         9,400,828
                                                           -------------      ------------

   Effect of dilutive securities:
     Warrants                                                        --         1,994,140
     Dilution protection shares                                      --                --
     Series A Preferred Stock                                        --           125,811
                                                           -------------      ------------
         Dilutive potential common shares                            --         2,119,951
                                                           -------------      ------------

Denominator for diluted earnings (loss) per share            11,587,421        11,520,779
                                                           =============      ============

Net income (loss) per share - basic and diluted:

   Net income (loss) per share - basic                     $       (.36)      $       .07
                                                           =============      ============

   Net income (loss) per share - diluted                   $       (.36)      $       .06
                                                           =============      ============

   For the three and nine month periods ended June 29, 2003, stock options covering 672,000 shares, warrants to purchase 2,685,355 shares, 252,632 dilution protection shares and preferred stock convertible into 283,076 shares were excluded from the calculation of diluted per share amounts as their effect, if any, would be antidilutive.

   Share and per share data for prior periods presented have been retroactively restated to reflect the 12,010-shares-for-1 stock split in October 2002.

6. INCOME TAXES

   For the year ended September 29, 2002 and for the period through the effective date of the spin-off, the Company is included in the consolidated federal tax return of its former Parent and has provided for federal taxes on a separate company basis in accordance with SFAS No. 109, ACCOUNTING FOR INCOME Taxes. Historically, with respect to state income taxes, primarily in California, the Company has been able to reduce its tax liability by offsetting otherwise taxable income with other losses under the Parent entity. For periods following the completion of the spin-off in October 2002, the Company's tax returns will be filed on a stand-alone basis.

   Due to operating losses for the three and nine month periods ended June 29, 2003, the Company has provided tax benefits representing operating loss carryforwards. As of June 29, 2003, the Company has recorded $2.8 million in deferred tax assets, most of which are related to the operating loss carryforwards. The Company has not recorded a valuation allowance against any of its deferred tax assets, since it is believed that such assets are more likely than not to be recoverable through estimated future profitable operations. The Company currently expects to improve its operating results from those experienced over the last nine months, which have been negatively affected by significant plant consolidation activities and additional interest expense associated with amendments to debt agreements. The Company's return to profitable operating results is anticipated to be achieved through
   (a) improved gross margins achieved by streamlining additional costs and continuing to leverage its newly consolidated manufacturing and storage facilities to improve manufacturing efficiency, (b) growing revenues from profitable product lines and (c) reducing future interest costs on outstanding debt upon refinancing its short-term debt within the next five months. Failure by the Company to successfully improve margins, grow revenues and/or reduce future interest costs, and return to profitable operating results in the near term, could adversely impact the Company's expected realization of some or all of its deferred tax assets and could require the Company to record a valuation allowance against some or all of such assets, which could have a material adverse effect on the Company's financial position and results of operations.

7. SPIN-OFF TRANSACTION AND RELATED EVENTS

   SPIN-OFF TRANSACTION

   On August 14, 2001, the Parent's Board of Directors approved a plan to spin off Overhill Farms to the stockholders of the Parent. On October 29, 2002, the Parent accomplished the spin-off by distributing, in the form of a tax-free dividend, 100% of its ownership of Overhill Farms' common stock, representing 99% of the then issued and outstanding common stock of Overhill Farms, to the Parent's stockholders of record as of September 30, 2002. The Parent's stockholders each received one share of Overhill Farms' common stock for every two shares of the Parent's common stock they owned as of the date of record. Any Parent stockholder entitled to a fractional share under this formula received cash, which was immaterial. Immediately after the spin-off transaction became effective, the Parent no longer had any ownership interest in Overhill Farms.

   STOCK SPLIT AND INCOME PER SHARE

   To facilitate the spin-off, the Company's Board of Directors, in October 2002, authorized a stock split of 12,010-shares-for-1, which increased the Company's outstanding shares of common stock to approximately 9.4 million shares. Shares issuable pursuant to outstanding warrants and conversion rights of preferred stock were similarly increased. Share and per share data for all periods presented herein have been adjusted to reflect the 12,010-shares-for-1 stock split.

   STOCK OPTION PLAN AND DILUTION PROTECTION SHARES ISSUANCE

   In connection with the spin-off, the Company's Board of Directors adopted a stock option plan for eligible employees. A total of 800,000 post-stock split shares of the Company's common stock were reserved for issuance under this plan. This reservation of shares gave effect to the dilution protection for LLCP and resulted in an increase in the number of common shares issuable to LLCP with respect to the dilution protection rights related to LLCP's stock ownership and to its warrant exercise and preferred stock conversion positions. Accordingly, in November 2002, an additional 252,632 shares of common stock were issued to LLCP, for no additional consideration, representing all dilution protection shares then currently issuable pursuant to the agreements with LLCP.

   In October 2002, concurrently with the spin-off and pursuant to the Company's 2002 Employee Stock Option Plan, the Company's Board of Directors granted to certain officers and directors nonqualified options to purchase 472,000 shares, at an exercise price of $1.60 per share, the fair market value per share as of the date of grant. These options became exercisable on January 1, 2003 and generally have a ten-year life. Options covering an additional 200,000 shares, 50,000 shares immediately exercisable at $0.70 per share and 150,000 shares, immediately exercisable at $0.48 per share, the fair market values at the dates of grant, were subsequently granted and are exercisable over a five-year period.

   The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant. For purposes of pro forma disclosure, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period.

   The following table represents the effect on net income (loss) and related per share amounts if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based Employee compensation (in thousands, except per share amounts) for the three and nine months ended June 29, 2003 and June 30, 2002:

                                                     3 Months Ended                    9 Months Ended
                                               ----------------------------     -----------------------------
                                               JUNE 29, 2003   JUNE 30,2002     JUNE 29, 2003   JUNE 30, 2002
                                               -------------   ------------     -------------   -------------
Net income (loss), as reported                    $  (1,751)      $    285         $  (4,204)        $   683

Deduct:  Total stock-based employee
  Compensation expense determined under
  Fair value based methods for all awards,
  Net of related tax effects                      $     (37)      $     --         $    (281)        $    --

Pro forma net income (loss)                       $  (1,788)      $    285         $  (4,485)        $   683

                                      -15-






   Net income (loss) per share
     Basic, as reported                           $   (0.14)      $   0.03         $   (0.36)       $   0.07
     Basic, pro forma                             $   (0.15)      $   0.03         $   (0.39)       $   0.07

     Diluted, as reported                         $   (0.14)      $   0.02         $   (0.36)       $   0.06
     Diluted, pro forma                           $   (0.15)      $   0.02         $   (0.39)       $   0.06


   WARRANT EXERCISE

   In December 2002, LLCP exercised warrants to purchase 2,685,355 shares of the Company's common stock for a nominal exercise price.

   RECEIVABLE FROM PARENT AND NOTES RECEIVABLE FROM OFFICERS

   From time to time, Overhill Farms made noninterest-bearing advances to or on behalf of the Parent for various purposes. Additionally, the Company has also offset other amounts, primarily net income tax liabilities payable by the Company to the Parent, as partial payments against the intercompany receivable from the Parent. The net intercompany amount due from the Parent, which included certain advances agreed to be made subsequent to the spin-off, totaled approximately $11.5 million as of the effective date of the spin-off, and was charged to retained earnings as of that time.

   In October 2002, in connection with the spin-off, the Parent transferred to the Company certain notes receivable having an aggregate principal balance of approximately $400,000. These notes receivable are due from certain officers of both the Parent and the Company who, subsequent to the spin-off, remained officers of the Company but who have resigned, or are expected to resign from the Parent. These notes receivable are collateralized solely by the common stock of the Parent. Based upon the Company's assessment of the collectibility of these notes receivable, including the value of the subject collateral, the Company assigned no value to these notes receivable upon their receipt effective as of October 29, 2002, the date of the spin-off, and the notes receivable continue to have no recorded value as of June 29, 2003. Any amounts ultimately realized, if any, on these notes receivable, will be recorded as an adjustment to shareholders' equity at the time such amounts are realized.

8. CONTINGENCIES

   LEGAL PROCEEDINGS

   From time to time, the Company is involved in various lawsuits, claims and proceedings related to the conduct of its business. Management does not believe that the disposition of any pending claims is likely to adversely affect the Company's financial condition, results of operations or cash flows.

   CONCENTRATIONS OF CREDIT RISK

   The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers.

   For the nine months ended June 29, 2003 and June 30, 2002, revenues from airline-related customers accounted for approximately 20.9% and 23.9% of total net revenues, respectively. Additionally, accounts receivable from airline-related customers accounted for approximately 37.0% and 31.8% of the total accounts receivable balance at June 29, 2003 and June 30, 2002, respectively.

   For the nine months ended June 29, 2003 and June 30, 2002, the Company's largest airline customer, American Airlines, accounted for approximately 7.5% and 8.8% of total net revenues, respectively. Additionally, accounts receivable from American accounted for approximately 18.3% and 10.1% of the total accounts receivable balance at June 29, 2003 and June 30, 2002, respectively. The tragic events of September 11, 2001 have significantly impacted the Company's sales to airlines. The long-term effect of these events on the airline industry, airline revenues, and on Overhill Farms' business in particular, still cannot be accurately determined at this time. These events have resulted in a decreased demand for air travel and a reduction in the number of meals served as a result of airlines' cost savings measures. These effects, depending upon their scope and duration, which cannot be predicted at this time, could negatively impact the Company's financial position, results of operations or cash flows.

   In December 2002, United Airlines filed a petition for bankruptcy reorganization. As of the date of United's bankruptcy filing, the Company's outstanding receivable balance from United was approximately $180,000. The Company will continue to pursue collection of pre-bankruptcy receivables from United through the normal course of bankruptcy proceedings. However, as of June 29, 2003, the Company has fully reserved all of its pre-bankruptcy receivables from United due to uncertainty with respect to their ultimate collectibility. The Company no longer does business with United.

   The Company continues to do business with American Airlines. The Company will evaluate its business relationship with American Airlines on an ongoing basis to determine the manner in which the relationship should be continued.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

   FORWARD-LOOKING STATEMENTS

   The following discussion and analysis should be read in conjunction with our consolidated condensed financial statements and notes to consolidated condensed financial statements included elsewhere in this document. This report and our consolidated condensed financial statements and notes to consolidated condensed financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

      o  the projected growth or contraction in the markets in which we operate;
      o our business strategy for expanding, maintaining or contracting our presence in these markets;
      o anticipated trends in our financial condition and results of operations;
      o our ability to comply with the financial and debt covenant requirements under our financial arrangements with lenders.
      o  continued problems in the airline industry; and
      o the ability to distinguish ourselves from our current and future competitors.

   We do not undertake to update, revise or correct any forward-looking statements.

   The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition. In particular, you should review the "Risk Factors" section of the Company's Form 10K for the year ended September 29, 2002.

   Any of the factors described above or in the "Risk Factors" section of the Company's Form 10K for the year ended September 29, 2002, could cause our financial results, including our net income (loss) or growth in net income
   (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

   RESULTS OF OPERATIONS

   THREE MONTHS ENDED JUNE 29, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

   NET REVENUES. Net revenues for the three months ended June 29, 2003 decreased $395,000 (1.1%) to $34,072,000 from $34,467,000 for the three months ended
   June 30, 2002. This decrease consisted of decreases in sales to existing airline customers of $2,356,000 (25.2%), which was substantially offset by increases in sales to existing customers in foodservice of $427,000 (3.4%), health care of $1,527,000 (26.8%) and retail and other of $7,000 (0.1%).

   GROSS PROFIT. Gross profit for the three months ended June 29, 2003 decreased $1,159,000 (19.9%) to $4,652,000 from $5,811,000 for the comparable period in the prior year. Gross profit as a percentage of net revenues decreased to 13.6% for the quarter ended June 29, 2003 from 16.9% for the comparable period in 2002. The gross profit decrease related largely to manufacturing-related inefficiencies encountered in connection with the plant consolidation. Future improvements in gross profit are anticipated as the Company begins to enjoy the cost benefits of the plant consolidation.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") decreased $147,000 for the three months ended June 29, 2003 to $3,763,000 (11.0% of net revenues) from $3,910,000
   (11.3% of net revenues) for the second quarter of fiscal 2002. Significant portions of this decrease in SG&A expenses were delivery and storage costs of $591,000 which were largely related to the consolidation of facilities, the effect of which was offset by increases in professional fees of $352,000 consisting of increased accounting and audit fees and consultants retained to assist the Company in streamlining and reducing its cost structure and compensation and related costs of $105,000.

   The Company has now completed the consolidation of certain home office, manufacturing, warehousing, product development, marketing and quality control functions into a single 170,000 square foot operating facility located in Vernon, California. The Company will now maintain only two locations, the new site and an existing 48,000 square foot cooking facility also located in Vernon, California. Management believes that the Company should expect, as a result of this consolidation, to achieve significant operating efficiencies as well as a reduction of its dependence on outside cold storage facilities. The savings from the consolidation are expected to result from reduced cold storage and refrigerant costs, a lower overall facility lease expense, together with manpower and efficiency savings.

   OTHER EXPENSES. Other expenses for the three months ended June 29, 2003, consisting primarily of interest expense, increased $2,389,000 to $3,814,000 from $1,425,000 for the three months ended June 30, 2002 largely due to increases in interest rates and in amortization of deferred financing costs.

   The increase in interest and amortization of deferred financing costs is related to the April 2003 financing agreements with LLCP. The April 4, 2003 short-term bridge financing agreement amended the Company's then-existing securities purchase agreement with LLCP, the note, and certain related agreements, pursuant to which LLCP waived the Company's non-compliance with certain covenants under the various financing and related agreements with LLCP, and LLCP purchased from the Company a secured senior subordinated bridge note in the principal amount of $3 million, thereby providing the company with the liquidity it needed to meet its short-term payment obligations. In connection with the April 4, 2003 financing agreement the Company recorded a debt discount of approximately $1.65 million, which is being amortized over a 10-month period ending in January 2004. Under the April 16, 2003 agreement Pleasant Street Investors, an affiliate of LLCP, acquired the senior secured loans previously made to the Company by Union Bank. Financing costs of approximately $1.2 million were incurred in connection with the April 2003 financing agreements, which are being amortized over a 10-month period ending in January 2004. These agreements are described in more detail in the Long-Term Debt note to the financial statements.

   INCOME TAX PROVISION (BENEFIT). For the three months ended June 29, 2003, the Company recorded a tax benefit of $1,174,000 as compared to a tax provision of $191,000 for the three months ended June 30, 2002.

   Due to operating losses for the three and nine month periods ended June 29, 2003, the Company has provided tax benefits representing operating loss carryforwards. As of June 29, 2003, the Company has recorded $2.8 million in deferred tax assets, most of which are related to the operating loss carryforwards. The Company has not recorded a valuation allowance against any of its deferred tax assets, since it is believed that such assets are more likely than not to be recoverable through estimated future profitable operations. The Company currently expects to improve its operating results from those experienced over the last nine months, which have been negatively affected by significant plant consolidation activities and additional interest expense associated with amendments to debt agreements. The Company's return to profitable operating results is anticipated to be achieved through
   (a) improved gross margins achieved by streamlining additional costs and continuing to leverage its newly consolidated manufacturing and storage facilities to improve manufacturing efficiency, (b) growing revenues from profitable product lines and (c) reducing future interest costs on outstanding debt upon refinancing its short-term debt within the next five months. Failure by the Company to successfully improve margins, grow revenues and/or reduce future interest costs, and return to profitable operating results in the near term, could adversely impact the Company's expected realization of some or all of its deferred tax assets and could require the Company to record a valuation allowance against some or all of such assets, which could have a material adverse effect on the Company's financial position and results of operations.

   NET INCOME (LOSS). The net result for the three months ended June 29, 2003 was a loss of $1,751,000 ($.14 per share) as compared to net income of $285,000 ($.02 per share) for the comparable period in the prior year. If the Company is able to obtain financing on more favorable terms, reduced financing costs could improve net income in future periods.

NINE MONTHS ENDED JUNE 29, 2003 COMPARED TO NINE MONTHS ENDED JUNE 30, 2002

   NET REVENUES. Net revenues for the nine months ended June 29, 2003 increased $3,704,000 (3.6%) to $105,632,000 from $101,928,000 for the nine months ended
   June 30, 2002. This revenue increase is primarily due to increased sales to existing customers in the foodservice and health care industries, with current year revenues of $42,253,000 (an increase of 8.6%) and $18,271,000 (an increase of 16.8%), respectively. Current year revenues from airlines decreased by $2,312,000 (9.5%) to $22,030,000 and retail and other remained substantially unchanged from the comparable period in the prior year.

   GROSS PROFIT. Gross profit for the nine months ended June 29, 2003 decreased $2,521,000 (15.6%) to $13,661,000 from $16,182,000 for the nine months ended
   June 30, 2002. Gross profit as a percentage of net revenues decreased to 12.9% in 2003 from 15.9% for the comparable period in 2002. The gross profit decrease related largely to manufacturing-related inefficiencies encountered in connection with the plant consolidation during the first nine months of fiscal 2003. Future improvements in gross profit are anticipated as the Company begins to enjoy the cost benefits of the plant consolidation.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses for the nine months ended June 29, 2003 increased $2,603,000 to $13,518,000 (12.8% of revenues) from $10,915,000 (10.7% of revenues) for the nine months ended June 30, 2002. Factors significantly contributing to the increase were increases in delivery and storage costs of $518,000, new product demonstration costs of $374,000 for the Company's Chicago Brothers brand products in the retail segment, professional fees of $801,000 consisting of increased accounting and audit fees and consultants retained to assist the Company in streamlining and reducing its cost structure, compensation and related costs of $335,000 and bad debt expense of $279,000 due to the bankruptcy of United Airlines and to the bankruptcies of two minor customers. The product demonstration costs in the retail segment are expected to continue in future periods as the company expands its presence in the retail segment.

   The Company has now completed the consolidation of certain home office, manufacturing, warehousing, product development, marketing and quality control functions into a single 170,000 square foot operating facility located in Vernon, California. The Company will now maintain only two locations, the new site, and an existing 48,000 square foot cooking facility also located in Vernon, California. Management believes that the Company should expect, as a result of this consolidation, to achieve significant operating efficiencies as well as a reduction of its dependence on outside cold storage facilities. The savings from the consolidation are expected to result from reduced cold storage and refrigerant costs, a lower overall facility lease expense, together with manpower and efficiency savings.

   OTHER EXPENSES. Other expenses for the nine months ended June 29, 2003, consisting primarily of interest expense, increased $3,041,000 to $7,166,000 from $4,125,000 for the nine months ended June 30, 2002. This increase is largely due to increases in interest rates and in amortization of deferred financing costs.

   The increase in interest and amortization of deferred financing costs is related to the April 2003 financing agreements with LLCP. The April 4, 2003 short-term bridge financing agreement amended the Company's then-existing securities purchase agreement with LLCP, the note, and certain related agreements, pursuant to which LLCP waived the Company's non-compliance with certain covenants under the various financing and related agreements with LLCP, and LLCP purchased from the Company a secured senior subordinated bridge note in the principal amount of $3 million, thereby providing the company with the liquidity it needed to meet its short-term payment obligations. In connection with the April 4, 2003 financing agreement the Company recorded a debt discount of approximately $1.65 million, which is being amortized over a 10-month period ending in January 2004. Under the April 16, 2003 agreement Pleasant Street Investors, an affiliate of LLCP, acquired the senior secured loans previously made to the Company by Union Bank. Financing costs of approximately $1.2 million were incurred in connection with the April 2003 financing agreements, which are being amortized over a 10-month period ending in January 2004. These agreements are described in more detail in the Long-Term Debt note to the financial statements.

   INCOME TAX PROVISION (BENEFIT). For the nine months ended June 29, 2003, the Company recorded a tax benefit of $2,819,000 as compared to a tax provision of $458,000 for the nine months ended June 30, 2002.

   Due to operating losses for the three and nine month periods ended June 29, 2003, the Company has provided tax benefits representing operating loss carryforwards. As of June 29, 2003, the Company has recorded $2.8 million in deferred tax assets, most of which are related to the operating loss carryforwards. The Company has not recorded a valuation allowance against any of its deferred tax assets, since it is believed that such assets are more likely than not to be recoverable through estimated future profitable operations. The Company currently expects to improve its operating results from those experienced over the last nine months, which have been negatively affected by significant plant consolidation activities and additional interest expense associated with amendments to debt agreements. The Company's return to profitable operating results is anticipated to be achieved through
   (a) improved gross margins achieved by streamlining additional costs and continuing to leverage its newly consolidated manufacturing and storage facilities to improve manufacturing efficiency, (b) growing revenues from profitable product lines and (c) reducing future interest costs on outstanding debt upon refinancing its short-term debt within the next five months. Failure by the Company to successfully improve margins, grow revenues and/or reduce future interest costs, and return to profitable operating results in the near term, could adversely impact the Company's expected realization of some or all of its deferred tax assets and could require the Company to record a valuation allowance against some or all of such assets, which could have a material adverse effect on the Company's financial position and results of operations.

   NET INCOME (LOSS). The net result for the nine months ended June 29, 2003 was a loss of $4,204,000 ($.36 per share) as compared to net income of $683,000 ($.06 per share) for the comparable period in the prior year. If the Company is able to obtain financing on more favorable terms, reduced financing costs could improve net income in future periods.


   LIQUIDITY AND CAPITAL RESOURCES

   Principal sources of liquidity are cash flows from operations and existing financing arrangements. The Company's cash and cash equivalents increased by $736,000 to $744,000 during the nine months ended June 29, 2003.

   During the nine months ended June 29, 2003, the Company's operating activities resulted in cash provided of approximately $1,773,000, as compared to cash provided of $980,000 during the comparable period in the prior year. During the current period, operating losses were more than offset by cash favorable changes in accounts receivable and inventories, after giving effect to a substantial reduction of accounts payable. As of June 29, 2003, the Company had a working capital deficit of approximately $7.9 million.

   During the nine months ended June 29, 2003, the Company's investing activities resulted in a use of cash of approximately $5,226,000, as compared to $2,451,000 during the same period in the previous year. The use of cash in the current year consisted exclusively of additions to property and equipment, primarily related to the consolidation of most of the Company's operations into a new facility in Vernon, California.

   During the nine months ended June 29, 2003, the Company's financing activities resulted in cash provided of approximately $4,189,000, as compared to cash provided of $1,398,000 during the comparable period in fiscal 2002. The cash provided in the current period resulted primarily from new borrowings, after giving effect to the repayment of all amounts payable on the Company's line of credit, additional deferred financing costs and advances to or on behalf of the Parent in connection with the spin-off.

   The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers.

   For the nine months ended June 29, 2003 and June 30, 2002, revenues from airline-related customers accounted for approximately 20.9% and 23.9% of total net revenues, respectively. Additionally, accounts receivable from airline-related customers accounted for approximately 37.0% and 31.8% of the total accounts receivable balance at June 29, 2003 and June 30, 2002, respectively.

   For the nine months ended June 29, 2003 and June 30, 2002, the Company's largest airline customer, American Airlines, accounted for approximately 7.5% and 8.8% of total net revenues, respectively. Additionally, accounts receivable from American accounted for approximately 18.3% and 10.1% of the total accounts receivable balance at June 29, 2003 and June 30, 2002, respectively. The tragic events of September 11, 2001 have significantly impacted the Company's sales to airlines. The long-term effect of these events on the airline industry, airline revenues, and on Overhill Farms' business in particular, still cannot be accurately determined at this time. These events have resulted in a decreased demand for air travel and a reduction in the number of meals served as a result of airlines' cost savings measures. These effects, depending upon their scope and duration, which cannot be predicted at this time, could negatively impact the Company's financial position, results of operations or cash flows.

   In December 2002, United Airlines filed a petition for bankruptcy reorganization. As of the date of United's bankruptcy filing, the Company's outstanding receivable balance from United was approximately $180,000. The Company will continue to pursue collection of pre-bankruptcy receivables from United through the normal course of bankruptcy proceedings. However, as of June 29, 2003, the Company has fully reserved all of its pre-bankruptcy receivables from United due to uncertainty with respect to their ultimate collectibility. The Company no longer does business with United.

   The Company continues to do business with American Airlines. The Company will evaluate its business relationship with American Airlines on an ongoing basis to determine the manner in which the relationship should be continued.

   The Company's material contractual obligations and commercial commitments consist primarily of long-term debt arrangements and commitments under operating leases. As of June 29, 2003, there have been no significant changes in the Company's commitments related to future minimum lease payments, and significant changes in the Company's long-term debt arrangements are discussed further below.

   The Company's long-term debt arrangements at March 30, 2003 primarily consisted of a $20.0 million revolving line of credit with its senior creditor, Union Bank of California, N.A. (the "Bank"), a term loan payable in an original principal amount of $2.4 million to the Bank, and a term loan payable in an original principal amount of $28.0 million to its senior subordinated creditor, Levine Leichtman Capital Partners, L.P. ("LLCP"). At March 30, 2003, amounts outstanding under these arrangements payable to Union Bank were $12.6 million on the revolving line of credit and $850,000 on term loans, and $24.7 million payable to LLCP on a term loan.

   The Company's revolving line of credit, senior subordinated note and term loan agreements all contain various financial covenants, including restrictions on changes in control, capital expenditures, minimum EBITDA and net worth levels, specified debt service and debt-to-equity ratios, and prohibitions on certain loans, advances and dividend payments. As of March 30, 2003, the Company was not in compliance with certain financial covenants with respect to its financing arrangements with both Union Bank and LLCP and was also experiencing a liquidity shortfall.

   To assist the Company in meeting its liquidity needs, effective April 4, 2003, the Company entered into amendments to its then-existing securities purchase agreement with LLCP, the note and certain related agreements, pursuant to which LLCP waived the Company's non-compliance with certain covenants under the various financing and related agreements with LLCP, and LLCP purchased from the Company a secured senior subordinated bridge note in the principal amount of $3.0 million, bearing interest at 15% and due and payable January 30, 2004, thereby providing the Company with the liquidity it needed to meet its short-term payment obligations. In a related transaction, LLCP also agreed with Union Bank that it or an LLCP affiliate would acquire Union Bank's senior secured loans to the Company. Finally, as part of the bridge financing and in substantial consideration for LLCP's financial accommodations, the Company agreed to issue and sell to LLCP, and LLCP agreed to purchase from the Company, 2,466,759 shares of the Company's common stock for a purchase price of $0.01 per share. The Company was originally required to issue and sell these shares to LLCP by April 16, 2003; subsequently, LLCP agreed to extend the issuance date to April 24, 2003, and then, in consideration of the payment by the Company to LLCP of an amendment fee of $125,000, to July 20, 2003. As discussed below, this deadline was further extended to August 20, 2003.

   After completing the bridge financing and submitting an application to the American Stock Exchange ("AMEX") requesting listing of the shares to be issued to LLCP, AMEX advised the Company that its approval of the Company's listing application with respect to the issuance and sale of these shares to LLCP is subject to approval of the Company's stockholders. The Company has obtained a waiver from LLCP for its failure to deliver these shares by July 20, 2003, provided that delivery of these shares is made on or before August

   20, 2003. At a meeting of the Company's stockholders held on August 11, 2003, the stockholders approved the issuance of these shares to LLCP; accordingly the Company expects to obtain AMEX approval and to deliver the shares prior to the expiration of the waiver. In connection with this transaction, a debt discount of approximately $1.65 million was recorded and is being amortized over a 10-month period ending in January 2004.

   Effective April 16, 2003, Pleasant Street Investors, LLC, an affiliate of LLCP, acquired the senior secured loans previously made to the Company by Union Bank, and the Company and Pleasant Street Investors amended and restated the senior secured loan arrangements on mutually acceptable terms and conditions. As a result of the repayment of Union Bank, the Company wrote off unamortized deferred financing costs of approximately $450,000 related to the arrangements with the Bank. Under the new agreement, amounts owing to Union Bank on the effective date, $12.117 million, plus additional amounts advanced to the Company by Pleasant Street Investors, $1.883 million, together with the amounts owing to LLCP under the bridge financing agreement described above, $3.0 million, were combined into a new $17.0 million Term Loan A, bearing interest at no less than 10%, subject to periodic adjustments, and due and payable on November 30, 2003. During the three months ended June 29, 2003 the average rate of interest paid on Term Loan A was 11.6%. Additional amounts advanced by Pleasant Street Investors to the Company as of the effective date amounted to $5.0 million and are evidenced by Term Loan B, bearing interest at 15%, and is due and payable January 30, 2004. The Company used $3.0 million of proceeds from Term Loan A to repay the outstanding principal amounts of the term note issued to LLCP on April 4, 2003.

   Due to the fact that a substantial portion of the Company's financing matures within the next twelve months (Term Loan A in the amount of $17.0 million is due November 30, 2003, and Term Loan B in the amount of $5.0 million is due January 30, 2004, as described above), the Company is actively seeking new financing arrangements both from LLCP, the Company's current lender, as well as other potential sources of financing. No assurances can be made that such financing arrangements would be obtained by the Company on substantially the same terms and conditions, or at all.

   As of June 29, 2003, the Company was in compliance with all of its amended financial covenants. The Company believes, based upon historical performance, current results of operations for the nine months ended June 29, 2003 and forecasted performance for the remainder of fiscal 2003, that it is probable that the Company will be in compliance with all of its revised financial and other covenant requirements. Accordingly, the Company's senior subordinated debt, which matures in November 2004, has been classified as a long-term obligation in the accompanying consolidated balance sheet as of June 29, 2003. In the future, the failure of the Company to achieve certain revenue, expense and profitability forecasts could result in a violation of the amended financial covenants under its financing arrangements, which could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company does not own, nor does it have an interest in any market risk sensitive instruments.

ITEM 4. CONTROLS AND PROCEDURES

   The Company's management, including its Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") which was within 90 days of this quarterly report on Form 10-Q, has concluded in its judgment that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiary would be made known to them. There were no significant changes in the Company's internal controls or, to the Company management's knowledge, in other factors that could significantly affect the Company's disclosure controls subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   From time to time, the Company is involved in various lawsuits, claims and proceedings related to the conduct of its business. Management does not believe that the disposition of any pending claims is likely to have a material adverse affect on the Company's financial condition, results of operations or cash flows.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      EXHIBIT NO.                   DESCRIPTION OF EXHIBIT
      -----------                   ----------------------

         3.1 Action With Respect to Bylaws of OFI, certified by the Secretary of OFI as of June 13, 2003 (1)

         10.1 Letter agreement dated April 3, 2003 between Overhill Farms, Inc. ("OFI") and John Steinbrun confirming the terms of employment (#) (1)

         10.2 Amendment to Amended and Restated Security Agreement dated as of April 4, 2003 by OFI and Overhill L.C. Ventures, Inc. ("OLCV") in favor of Levine Leichtman Capital Partners II, L.P. ("LLCP") (1)

         10.3 Amendment to Amended and Restated Secured Senior Subordinated Note due 2003 dated as of April 4, 2003 between OFI and LLCP
                  (2)

         10.4 Secured Senior Subordinated Bridge Note dated April 4, 2003 in the principal amount of $3,000,000 made by OFI in favor of LLCP (2)

         10.5 First Amendment to Amended and Restated Securities Purchase Agreement dated as of April 4, 2003, among OFI, the entities from time to time parties thereto as Guarantors and LLCP (2)

         10.6 Letter agreement dated April 15, 2003 between OFI and William Shatley regarding restructuring of salary payments (#) (1)

      EXHIBIT NO.                   DESCRIPTION OF EXHIBIT
      -----------                   ----------------------

         10.7 Letter agreement dated April 15, 2003 between OFI and Andrew Horvath regarding restructuring of salary payments (#) (1)

         10.8 Second Amended and Restated Loan and Security Agreement, dated as of April 16, 2003, among OFI, OLCV and Pleasant Street Investors, LLC ("PSI") (3)

         10.9 Amended and Restated Secured Senior Term A Note, dated as of April 16, 2003 in the stated principal amount of $17,000,000, made by OFI and payable to the order of PSI (3)

         10.10 Secured Senior Term B Note, dated as of April 16, 2003 in the stated principal amount of $5,000,000, made by OFI and payable to the order of PSI (3)

         10.11 Second Amended and Restated Securities Purchase Agreement, dated as of April 16, 2003, by and among OFI, the entities identified therein as Guarantors and LLCP (3)

         10.12 Agreement Regarding Repayment of Bridge Note, dated as of April 16, 2003, by and among OFI, OLCV, LLCP and PSI (3)

         10.13 Amendment to Investor Rights Agreement, dated as of April 16, 2003, by and among OFI, James Rudis, William E. Shatley and LLCP (3)

         10.14 Second Amendment to Amended and Restated Security Agreement, dated as of April 16, 2003, by OFI and OLCV in favor of LLCP
                  (3)

         10.15 Amendment to Equity Repurchase Option Agreement, dated as of April 16, 2003, by and between OFI and LLCP (3)

         10.16 Second Amended and Restated Intercreditor and Subordination Agreement dated as of April 16, 2003 between PSI and LLCP (4)

         10.17 Amendment to Continuing Guaranty dated as of April 16, 2003 between OLCV and PSI (1)

         10.18 Acknowledgment and Reaffirmation of Loan Documents dated as of April 16, 2003 made by OFI in favor of PSI (1)

         10.19 Conditional Waiver Letter dated July 18, 2003 between LLCP and OFI relating to Second Amended and Restated Securities Purchase Agreement dated as of April 16, 2003, as amended (1)

         10.20 Assignment of Patent, Trademark and Copyright Security Agreement dated as of April 16, 2003 among UBOC, PSI, OFI and OLCV (1)

         10.21 Termination Agreement regarding Alternative Dispute Resolution Agreements dated as of April 16, 2003 between OFI, OLCV and UBOC (1)

         10.22 Limited Release and Indemnity Agreement dated as of April 16, 2003, among UBOC, LLCP and OFI (4)

         10.23 First Amendment to Second Amended and Restated Securities Purchase Agreement dated as of May 16, 2003, among OFI, the entities from time to time parties thereto as Guarantors and LLCP (1)

         10.24 First Amendment to Second Amended and Restated Loan and Security Agreement dated as of May 16, 2003, among OFI, OLCV and LLCP (1)

         10.25 Second Amendment to Second Amended and Restated Securities Purchase Agreement dated as of June 19, 2003, among OFI, the entities from time to time parties thereto as Guarantors and LLCP (1)

         10.26 Second Amendment to Second Amended and Restated Loan and Security Agreement dated as of June 19, 2003, among OFI, OLCV and LLCP (1)

         99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         ---------------

         (#)      Management contract or compensatory plan or arrangement.

         (1) Filed with the Securities and Exchange Commission ("Commission") on August 7, 2003 as an exhibit to OFI's Form 8-K for August 7, 2003 and incorporated herein by reference.

         (2) Filed with the Commission on April 14, 2003 as an exhibit to Amendment No. 2 to Schedule 13D for April 4, 2003 relating to LLCP's ownership of securities of OFI and incorporated herein by reference.

         (3) Filed with the Commission on May 19, 2003 as an exhibit to OFI's Form 10-Q for the quarter ended March 30, 2003 and incorporated herein by reference.

         (4) Filed with the Commission on April 25, 2003 as an exhibit to Amendment No. 3 to Schedule 13D for April 16, 2003 relating to LLCP's ownership of securities of OFI and incorporated herein by reference.

     (b)   REPORTS ON FORM 8-K
           -------------------

           On June 5, 2003, the Company filed a Form 8-K for June 5, 2003 that contained Item 5 - Other Events and Required FD Disclosure and discussed matters relating to OFI's 2003 annual stockholders' meeting. The Form 8-K subsequently was amended on July 25, 2003.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               OVERHILL FARMS, INC.
                                               (REGISTRANT)

Date:    August 13, 2003                       By: /S/  James Rudis
                                                   ------------------------
                                                   James Rudis
                                                   Chairman, President and
                                                   Chief Executive Officer

Date:    August 13, 2003                       By: /S/  John L. Steinbrun
                                                   ----------------------
                                                   John L. Steinbrun
                                                   Senior Vice President and
                                                   Chief Financial Officer

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 13, 2003                     /S/ James Rudis
                                           -----------------------------
                                          James Rudis
                                          President and Chief Executive Officer

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 13, 2003                      /S/ John L. Steinbrun
                                            ------------------------------------
                                           John L. Steinbrun
                                           Senior Vice President and Chief
                                           Financial Officer