Form 10-K
period 2003-09-28
OVERHILL FARMS INC
filed 2003-12-29
CIK 1101020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

     (Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 28, 2003

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from            to

                         Commission file number 1-16699

                              OVERHILL FARMS, INC.
             (Exact name of registrant as specified in its charter)

               NEVADA                                         75-2590292
               ------                                         -----------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                       Identification Number)

       2727 EAST VERNON AVENUE
         VERNON, CALIFORNIA                                      90058
         ------------------                                      -----
(Address of principal executive offices)                      (zip code)


       Registrant's telephone number, including area code: (323) 582-9977

              Securities registered under Section 12(b) of the Act:


     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------

Common Stock, par value $0.01                      American Stock Exchange


           Securities registered under Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     The aggregate market value of voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on the last day of the registrant's second fiscal quarter ended March 30, 2003 (based on the closing price on such date on the American Stock Exchange) was approximately $4.3 million. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates. The registrant has no non-voting common equity.

     There were 14,805,556 shares of common stock outstanding as of December 15, 2003.

     Documents Incorporated By Reference: None



                                          TABLE OF CONTENTS


PART I
     Item 1     Business                                                                            1
     Item 2     Properties                                                                          3
     Item 3     Legal Proceedings                                                                   3
     Item 4     Submission of Matters to a Vote of Security Holders                                 3


PART II
                Market for Registrant's Common Stock and Related Stockholder Matters and
     Item 5     Issuer Purchases of  Equity Securities                                              5
     Item 6     Selected Financial Data                                                             7
                Management's Discussion and Analysis of Financial Condition and Results
     Item 7     of Operations                                                                       8
     Item 7A    Quantitative and Qualitative Disclosures About Market Risk                         22
     Item 8     Financial Statements and Supplementary Data                                        22
                Changes in and Disagreements With Accountants on Accounting and
     Item 9     Financial Disclosure                                                               22
     Item 9A    Controls and Procedures                                                            22


PART III
     Item 10    Directors and Executive Officers of the Registrant                                 23
     Item 11    Executive Compensation                                                             27
     Item 12    Security Ownership of Certain Beneficial Owners and Management and
                Related Stockholder Matters                                                        33
     Item 13    Certain Relationships and Related Transactions                                     35
     Item 14    Principal Accountant Fees and Services                                             38


PART IV
     Item 15    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                   39

SIGNATURES                                                                                         47


                                     PART I

ITEM 1.  BUSINESS
         --------

HISTORY

     Overhill Farms, Inc. was formed in 1995 as a Nevada corporation. In May 1995, we acquired all of the operating assets of IBM Foods, Inc. for a cash payment of $31.3 million, plus the assumption of certain liabilities. While our business is nationwide, our headquarters are located in Vernon, California. During August 2000, we purchased the operating assets and trademarks of the Chicago Brothers food operations from a subsidiary of Schwan's Sales Enterprises, Inc. for total consideration of $4.2 million, consisting of cash of $3.3 million and a note payable to the seller for $900,000.

     We were a 99% owned subsidiary of TreeCon Resources, Inc., formerly known as Polyphase Corporation and Overhill Corporation, until the completion of the spin-off in October 2002. In the spin-off, TreeCon Resources distributed all of the outstanding shares of our common stock that it owned to the holders of record of TreeCon Resources common stock as of the close of business on September 30, 2002.

PRODUCTS AND SERVICES

     We are a value-added manufacturer of quality frozen food products including entrees, plated meals, meal components, soups, sauces, poultry, meat and fish specialties. We provide custom prepared foods to a number of prominent customers such as Panda Restaurant Group, Jenny Craig Products, Albertson's, and American Airlines.

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

     Over two-thirds of our total net sales for the fiscal year ended September 28, 2003 were derived from six customers, Panda Restaurant Group, representing approximately 24% of total net sales, Jenny Craig Products, representing approximately 18% of total net sales, and four other customers, each comprising less than 10% of total net sales. Although our relationships with these customers continue to remain strong, there can be no assurance that these relationships will continue. When possible, we make a concerted effort to sign multi-year supply agreements with our major customers. A decline in sales of our products to these customers or the loss of, or a significant change in the relationship between us and any of these key customers, without the acquisition of replacement business, could have a material adverse effect on our business and operating results. It is our objective to continue to reduce the reliance on a small concentration of accounts by further expansion into custom products for retail and foodservice customers nationwide.

MANUFACTURING AND SOURCING

     Our manufacturing operations are located in two facilities in Vernon, California. This is the result of a consolidation of most of our manufacturing, together with all of our home office, warehousing, product development, marketing and quality control into a new facility. We have recently completed the implementation of programs to improve manufacturing efficiencies, including the consolidation of facilities and the addition of equipment to improve freezing capabilities and to automate some operations. In order to consolidate operations, we entered into a new lease for a facility in Vernon, California, and we recently closed four facilities, two facilities in the San Diego area, and two of our Los Angeles area facilities, and have consolidated these operations and certain related personnel into our new facility.

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

COMPETITION

     Our food products, consisting primarily of poultry, pasta, beef and assorted related products, compete with products produced by numerous regional and national firms. Many of these companies are divisions of larger fully integrated companies such as Tyson Foods and ConAgra, which may have greater financial, technical, human and marketing resources than we have. Competition is intense with most firms producing similar products for the foodservice and retail industries. Competitive factors include price, product quality, flexibility, product development, customer service and, on a retail basis, name recognition. We are competitive in this market by our ability to produce mid-sized/custom product runs, within a short time frame and on a cost effective basis. We can give no assurance that we will compete successfully against existing companies or new entrants to the marketplace.

PRODUCT DEVELOPMENT AND MARKETING

     We maintain a comprehensive, fully staffed test kitchen that formulates recipes and upgrades specific products for current customers and establishes production and quality standards. We develop products based upon either customers' specifications, conventional recipes or new product developments. We are continuously developing recipes as customers' tastes and client requirements change. We also maintain a quality control department for testing and quality control.

INTELLECTUAL PROPERTY

     We have registered the trademark "Overhill Farms," among others, in the United States Patent and Trademark Office, and previously acquired other trademarks including, among others, "Chicago Brothers" and "Florence Pasta and Cheese." We currently sell products under the "Chicago Brothers" label into retail stores.

EMPLOYEES

     Our total hourly and salaried workforce consisted of approximately 775 employees at September 28, 2003. Most of our operations are labor intensive, generally requiring semi-skilled employees. The manufacturing employees are unionized with United Food & Commercial Workers Union, Local 770 under a three-year contract expiring February 28, 2005. We believe our relations with the union to be good.

REGULATION

     Food manufacturers are subject to strict government regulation, particularly in the health and environmental areas, by the United States Department of Agriculture, also called the "USDA," the Food and Drug Administration, or the "FDA," Occupational Safety and Health Administration, or "OSHA", and the Environmental Protection Agency, or the "EPA". Our food processing facilities are subject to on-site examination, inspection and regulation by the USDA. Compliance with the current applicable federal, state and local environmental regulations has not had, and we do not believe that in the future such compliance will have, a material adverse effect on our financial position, results of operations, expenditures or competitive position. To date, we have never been required to recall any of our products. Since 1997, we have used a Hazard Analysis Critical Point Plan to ensure proper handling of all food items.

ITEM 2.  PROPERTIES
         ----------

     We lease two manufacturing facilities in the Los Angeles, California area. We recently entered into a ten-year lease, with an option for a five-year renewal, for a 147,210 square foot facility in Vernon, California, which we have expanded to 170,000 square feet by constructing a mezzanine. We have consolidated our home office, manufacturing and warehousing, product development, and marketing and quality control facilities into this single location. Management believes that now that our consolidation plan has been fully implemented, we should expect to achieve further operating efficiencies as well as a further reduction in our dependence on outside cold storage facilities. Plant No.2, a 49,000 square foot manufacturing facility also located in Vernon, is the only previously operating facility that we continue to utilize. As part of the consolidation plan, we closed our two facilities in San Diego, California and two of our Los Angeles area facilities, Plant No. 1 and Plant No. 3, and consolidated these operations and certain employees into our new Vernon, California facility. Plant No. 1 was located in Inglewood, California and had 39,000 square feet of manufacturing area, and Plant No. 3 was located in Vernon, California and had 27,000 square feet of manufacturing area. In addition to the manufacturing facilities, we also closed one leased warehouse facility in Inglewood, California, which consisted of combined dry goods and frozen storage of 19,800 square feet, and we continue to lease on a month-to-month basis 11,400 square feet of dry goods storage, also in Inglewood. Our Chicago Brothers operations were previously conducted in leased facilities in San Diego, California and consisted of a 33,300 square foot manufacturing facility and a 9,400 square foot warehouse and administration facility. We believe that our new facilities are adequate to meet our requirements in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     From time to time, we are involved in various lawsuits, claims and proceedings related to the conduct of our business. Management does not believe that the disposition of any pending claims is likely to have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     On August 11, 2003, we held our 2003 Annual Meeting of Stockholders. At the annual meeting, the following matters were considered and voted upon:

     o    the election of seven nominees to our board of directors;

     o    the ratification and approval of our 2002 Employee Stock Option Plan;

     o the ratification and approval of the issuance of our securities in a financing transaction; and

     o the ratification and approval of an amendment to our amended and restated articles of incorporation that would permit holders of our common stock to take action by written consent without a meeting under certain circumstances and would permit holders of our Series A Convertible Preferred Stock to take action by written consent regardless of whether the terms of the Series A Convertible Preferred Stock expressly permit an action by written consent.

The following table sets forth certain information relating to the voting by stockholders on the matters referred to above:


                                               VOTES CAST        VOTES CAST                              BROKER
                                                  FOR              AGAINST          ABSTENTIONS        NON-VOTES
                                             -------------     --------------     --------------     --------------
Director Nominees:
     James Rudis                                6,899,065            -                  691,012            -
     John L. Steinbrun                          7,065,467            -                  524,610            -
     Richard A. Horvath                         7,065,467            -                  524,610            -
     William E. Shatley                         7,065,467            -                  524,610            -
     Harold Estes                               7,023,565            -                  566,512            -
     Geoffrey A. Gerard                         7,065,717            -                  524,360            -
     John E. McConnaughy, Jr.                   7,065,717            -                  524,360            -

Approval of 2002 Employee
Stock Option Plan                               6,841,115            711,061             37,901            -

Approval of issuance of securities in
a financing transaction                         6,851,140            673,461             38,476            -

Approval of amendment to articles of
incorporation                                   6,842,915            707,610             39,552            -


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         ----------------------------------------------------------------
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
         -------------------------------------------------

MARKET INFORMATION, HOLDERS AND DIVIDENDS

     Our common stock began trading on the American Stock Exchange ("Amex") under the symbol "OFI" on November 1, 2002. At December 15, 2003, we had 185 stockholders of record. The following table sets forth the range of high and low sales prices for our common stock on the Amex for the periods indicated:


              Fiscal 2003                           High                Low
              -----------                      -------------      -------------
         Period from November 1, 2002
              to December 29, 2002             $     2.06         $     1.50

         Quarter from December 30, 2002
              to March 30, 2003                $     1.65         $     0.55

         Quarter from March 31, 2003
              to June 29, 2003                 $     0.85         $     0.33

         Quarter from June 30, 2003
              to September 28, 2003            $     1.15         $     0.49

     We have never paid cash dividends on our common stock. We currently anticipate that no cash dividends will be paid on our common stock in the foreseeable future in order to conserve cash for use in our businesses, including possible future acquisitions. Our board of directors will periodically re-evaluate this dividend policy taking into account our operating results, capital needs, the terms of our financing arrangements and other factors. Also, our current financing arrangements prohibit us from paying dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     To assist us in meeting our liquidity needs, effective as of April 4, 2003, we entered into amendments to our then-existing securities purchase agreement with Levine Leichtman Capital Partners II, L.P. ("LLCP"), the note and certain related agreements, pursuant to which LLCP waived our non-compliance with certain covenants under the securities purchase agreement and certain other documents, and LLCP purchased from us a secured senior subordinated bridge note in the principal amount of $3.0 million, bearing interest at 15% and due and payable January 30, 2004, thereby providing us with the liquidity we needed to meet our short-term payment obligations. As part of the bridge financing and in substantial consideration for LLCP's financial accommodations, we agreed to issue and sell to LLCP, and LLCP agreed to purchase from us, 2,466,759 shares of our common stock for a purchase price of $0.01 per share. We were originally required to issue and sell these shares to LLCP by April 16, 2003, but we were unable to meet that deadline. In addition, we were required to wind up and dissolve our subsidiary Overhill L.C. Ventures, Inc. by June 30, 2003, but we were also unable to meet that deadline. LLCP agreed to extend the issuance date to April 24, 2003, and then, in consideration of our payment to LLCP of an amendment fee of $125,000, to July 20, 2003. After completing the bridge financing and submitting an application to Amex requesting listing of the shares to be issued to LLCP, Amex advised us that its approval of our listing application with respect to the issuance and sale of these shares to LLCP would be subject to approval of our stockholders. We obtained a waiver from LLCP for our failure to deliver these shares by July 20, 2003, provided that delivery of these shares be made on or before August 20, 2003. At a meeting of our stockholders held on August 11, 2003, the stockholders approved the issuance of these shares to LLCP; and we obtained Amex approval and delivered the shares prior to the expiration of the waiver.

     Pursuant to an equity repurchase option agreement with LLCP, we previously had the right to repurchase from it, in whole but not in part, the shares of our common stock issuable upon exercise of the warrants and conversion of the shares of our Series A Convertible Preferred Stock it holds and the shares of our Series A Convertible Preferred Stock it holds. This agreement was terminated in connection with the October 2003 refinancing of substantially all our indebtedness.

     Effective April 16, 2003, Pleasant Street Investors, LLC ("Pleasant Street"), an affiliate of LLCP, acquired the senior secured loans previously made to us by Union Bank, and we and Pleasant Street amended and restated the senior secured loan arrangements on mutually acceptable terms and conditions. As a result of the repayment of Union Bank, we wrote off unamortized deferred financing costs of approximately $450,000 related to the arrangements with the Bank. Under the new amended and restated loan and security agreement with Pleasant Street, $12.117 million owing to Union Bank on the effective date plus additional amounts newly advanced to us by Pleasant Street, $1.883 million, together with the $3.0 million owing to LLCP under the bridge note described above, were combined into a new $17.0 million Term Loan A bearing interest at no less than 10%, subject to periodic adjustments, and initially due and payable on November 30, 2003. An additional $5.0 million advanced by Pleasant Street to us as of the effective date is evidenced by Term Loan B, initially bearing interest at 15%, and initially due and payable January 30, 2004. We used $3.0 million of proceeds from Term Loan A to repay the outstanding principal amounts of the term note issued to LLCP on April 4, 2003. The senior term loans may be prepaid without premium or penalty. The amended and restated loan and security agreement with Pleasant Street contains various covenants, including financial covenants covering restrictions on capital expenditures, minimum levels of EBITDA and net worth, and specified debt service and debt to equity ratios. In addition, the terms of the loan and security agreement prohibit changes in control, including ownership and certain management personnel, and contain limitations on indebtedness and liens, making investments, paying dividends and making loans or advances. The senior notes and all other obligations owing by us to Pleasant Street are collateralized substantially all of our assets.

     The financing arrangements with LLCP and Pleasant Street were subsequently restructured as described in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     None of the transactions described above involved any underwriters, underwriting discount or commissions, or any public offering, and we believe that the transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof or Regulation D promulgated thereunder. The investors represented their intentions to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the instruments issued to them. The investors had adequate access, through their relationships with us, to information about us.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

     The following table sets forth selected historical financial data of Overhill Farms, Inc. The selected financial data as of and for each of the last five fiscal years has been derived from the financial statements of Overhill Farms, Inc., which have been audited by Ernst & Young LLP, independent auditors.

     The selected historical statement of operations data set forth below may not reflect certain changes that have occurred in the operations and capitalization of our company as a result of the spin-off. Before the spin-off, we operated as part of TreeCon Resources. Because the prior year data reflect periods during which we did not operate as an independent public company, the data may not reflect the results of operations or the financial position that would have resulted if we had operated as a separate, independent public company during the periods shown. In addition, the data may not necessarily be indicative of our future results of operations or financial position. The historical data should be read in conjunction with sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the related notes included elsewhere in this Form 10-K.

                                                              Fiscal Year Ended
                           -----------------------------------------------------------------------------------------
Income Statement Data (In    September 28,    September 29,   September 30,     October 1,        September 26,
Thousands Except Per Share
Data):                            2003             2002            2001            2000               1999
                                  ----             ----            ----            -----              ----
Net Revenues                     $136,950         $138,901        $162,275          $145,875            $113,632

Operating Income (a)                1,856            7,298           9,483            10,813               7,384

Income (Loss) Before
   Extraordinary Items (a)        (6,422)            1,030           2,242             3,331               1,002

Net Income (Loss) (a)             (6,422)            1,030           2,242             2,492               1,002

Net Income (Loss) Per Share -
   Basic (a) (b)                  $(0.53)            $0.11           $0.24             $0.27               $0.11

Net Income (Loss) Per Share -
   Diluted (a) (b)                $(0.53)            $0.09           $0.20             $0.22               $0.08


                                                           As of Fiscal Year Ended
                           -----------------------------------------------------------------------------------------
Balance Sheet Data (In       September 28,    September 29,   September 30,     October 1,        September 26,
Thousands)                        2003             2002            2001            2000               1999
                                  ----             ----            ----            -----              ----

Total Assets                      $56,182        $59,018         $ 54,207         $ 57,946             $ 38,987

Long-Term Debt                     44,950         36,242           32,951           40,860               32,355

Total Liabilities                  56,521         53,666           50,743           57,602               41,669

Retained Earnings (Deficit)(c)    (10,061)         7,842            6,812            4,570                2,078

Stockholders' Equity                 (339)         5,352            3,464              344               (2,682)

(a) We adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2001 and, accordingly, has ceased amortization of goodwill. Had we been accounting for goodwill under SFAS No. 142 for all periods presented, operating income would have increased by $850,000 in fiscal 2001 and $650,000 in each of fiscal 2000 and 1999, income before extraordinary item would have increased by $548,000 in fiscal 2001 and $429,000 in each of fiscal 2000 and 1999, and net income (loss) would have increased by $548,000 ($0.06 per share and $0.05 per diluted share) in fiscal 2001, $429,000 ($0.05 per share and $0.04 per diluted share) in fiscal 2000, and $429,000 ($0.05 per share and $0.04 per diluted share) in fiscal 1999.

(b) Per share data for all periods presented have been retroactively adjusted for the 12,010-shares-for-1 stock split declared by our board of directors in October 2002 in connection with the spin-off transaction.

(c) The decline in Retained Earnings from September 29, 2002 to September 28, 2003 of $17,903,000 includes the fiscal year 2003 net loss of $6,422,000 and the offset against retained earnings of the receivable due from Treecom Resources, our former Parents in the amount of $11,481,000.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

OVERVIEW

     Overhill Farms is a value-added manufacturer of quality frozen food products including entrees, plated meals, meal components, soups, sauces, poultry, meat and fish specialties. We provide custom prepared foods to a number of prominent customers such as Panda Restaurant Group and Jenny Craig Products, and several domestic airlines. We manufacture products in the retail and foodservice areas with branded and private label entrees and components. Historically, we have served four industries: airlines, weight loss, foodservice and retail.

     In May 1995, we acquired all the operating assets of IBM Foods, Inc., with headquarters in Culver City, California, for $31.3 million plus the assumption of certain liabilities of the acquired business. Our headquarters are now located in Vernon, California. During August 2000, we purchased the operating assets and trademarks of the Chicago Brothers food operations from a subsidiary of Schwan's Sales Enterprises, Inc. for $4.2 million, consisting of cash of $3.3 million and a note payable to the seller for $900,000.

     We were a 99% owned subsidiary of TreeCon Resources, Inc., formerly known as Polyphase Corporation and Overhill Corporation, until the completion of our spin-off in October 2002. After a strategic review initiated in fiscal year 2001, TreeCon Resources concluded that its food group, comprised of our company, would be able to grow faster and be a stronger competitor as a separate company. In the spin-off, TreeCon Resources distributed all of the outstanding shares of our common stock that it owned to the holders of record of TreeCon Resources common stock as of the close of business on September 30, 2002. We believe the spin-off, which was completed in October 2002, will enable our business to expand and grow more quickly and efficiently than in the previous corporate structure.

     Our strategy is to be the leading developer and manufacturer of value-added food products and provider of custom prepared foods. We intend to create superior value for our stockholders by continuing to execute our growth and operating strategies. We employ the following corporate strategies:

     o diversify our customer base, focusing on sectors with attractive growth characteristics, such as foodservice and retail;

     o    invest in and operate efficient production facilities;

     o    provide customer service-oriented distribution;

     o offer a broad range of products to customers in multiple channels of distribution; and

     o continue to pursue growth through strategic acquisitions and investments.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 28, 2003 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 29, 2002

     NET REVENUES. For the fiscal year ended September 28, 2003, our net revenues decreased $1,951,000 (1.4%) to $136,950,000 as compared to $138,901,000 for the fiscal year ended September 29, 2002. This revenue decrease is represented by a decrease in airline sales of $5,879,000 (16.7%) to $29,364,000 and in retail and other sales of $3,472,000 (11.1%) to $27,783,000. These decreases were substantially offset by increases in weight loss product sales and foodservice sales of $7,400,000 (10.2%) to $79,803,000.

     The tragic events of September 11, 2001 have continued to significantly impact our sales to airline-related customers. Though the ongoing effect of these events on the airline industry, airline revenues, and on our business in particular, cannot be accurately determined at this time, we are estimating that in the near term, sales to airline customers will experience little to no growth from 2003 levels. Sales to Pinnacle Foods decreased in mid-year of fiscal year 2003, resulting in a $7.1 million reduction in sales to $9.2 million in fiscal year 2003 from $16.3 million in fiscal year 2002. Also, subsequent to September

28, 2003 the grocery strike in Southern California has reduced our sales to the grocery chains involved in the labor dispute. Sales of recurring items to Albertson's in the first eleven weeks of fiscal year 2004, September 29, 2003 to December 14, 2003, have fallen by $1.0 million to $1.5 million from $2.5 million during the first eleven weeks of fiscal year 2003, September 30, 2002 to December 15, 2002. These reductions in sales have been partially offset by increases in sales to new and existing retail customers.

     GROSS PROFIT. Gross profit for the fiscal year ended September 28, 2003 decreased $2,077,000 (10.7%) to $17,371,000 from $19,448,000 for the fiscal year ended September 29, 2002. Gross profit as a percentage of net revenues for the fiscal year ended September 28, 2003 was 12.7% compared to 14.0% in the prior fiscal year. The decrease in gross profit as a percentage of net revenues is due largely to manufacturing-related inefficiencies encountered in connection with the start-up of our new plant and the cost of moving our manufacturing operations into the new facility in fiscal year 2003. Improvements in gross margins are anticipated as we further realize the cost benefits of the plant consolidation.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the fiscal year ended September 28, 2003 increased $3,365,000 to $15,515,000 (11.3% of net revenues) from $12,150,000 (8.7% of net revenues) in the prior fiscal year. Contributing factors to this increase in SG&A were increases in new product demonstration costs for our Chicago Brothers brand products for retail customers, professional fees, including accounting, audit and one time consulting fees related to the April 2003 refinancing, compensation and related costs and bad debt expense due to the bankruptcy of United Airlines and certain minor customers during 2003.

     We have now completed the consolidation of certain home office, manufacturing, warehousing, product development, marketing and quality control functions into a single 170,000 square foot operating facility located in Vernon, California. We now maintain only two plants, the new site, and an existing 49,000 square foot cooking facility also located in Vernon, California. We also lease, on a month-to-month basis, 11,400 square feet of dry goods storage space in Inglewood, California. Our management believes that we should expect, as a result of this consolidation, to achieve significant operating efficiencies as well as a reduction of its dependence on outside cold storage facilities. We have recently begun to realize the savings from the consolidation, resulting from reduced cold storage and refrigerant costs, a lower overall facility lease expense, together with manpower and efficiency savings.

     OTHER EXPENSES. Other expenses for fiscal year 2003 were $11,631,000 as compared to $5,599,000 in fiscal year 2002, an increase of $6,032,000 (107.7%). This increase consists primarily of a $2,360,000 increase in interest expense to $7,011,000, due to an increase in borrowings and borrowing rates during the year primarily related to the April 2003 refinancing, and a $2,890,000 increase in amortization of deferred financing costs to $3,539,000, related to the financing costs incurred in the prior year and the bridge financing and the refinancing of the bank debt during the current year. Of the $2,360,000 increase in interest expense, $1,171,000 was non-cash interest related to the amortization of the original issue discount from the April 2003 financing. The original issue discount represents the difference of approximately $1,653,000 between the fair market value of 2,466,759 shares sold to LLCP and the $0.01 per share purchase price. Another significant component of other expenses was the $662,000 cost of refurbishing our vacated San Diego facility upon the expiration of the lease.

     INCOME TAX PROVISION (BENEFIT). For the fiscal year ended September 28, 2003 we recorded a tax benefit of $3,353,000 as compared to a tax provision of $668,000 for the fiscal year ended September 29, 2002, representing 34.3% and 39.4% of income (loss) before income taxes, respectively.

     Due to operating losses for the year ended September 28, 2003, we have recorded a tax benefit and a deferred tax asset, classified as other assets on our accompanying balance sheet, of $3,256,000. We have not recorded a valuation allowance against any of our deferred tax assets, since we believe that such assets are more likely than not to be recoverable through estimated future profitable operations. If we fail to improve margins, grow revenues and/or reduce future interest costs, and return to profitable operating results in the near term, we would not realize some or all of our deferred tax assets and we may be required to record a valuation allowance against some or all of our deferred tax assets, which could adversely affect our financial position and results of operations.

     NET LOSS. We reported a net loss for the fiscal year ended September 28, 2003 of $6,422,000 (($0.53) per share) as compared to net income of $1,030,000 ($0.09 per share, diluted) for the fiscal year ended September 29, 2002.

     We currently expect to improve on our current operating results, and return to profitable operations, primarily through (a) improved gross margins achieved by streamlining additional costs and continuing to leverage our new consolidated manufacturing and storage facilities to improve manufacturing efficiency, (b) growing revenues from profitable product lines and (c) reducing future interest costs on outstanding debt due to the recent refinancing of our long and short-term debt. As discussed in "Risk Factors to Our Business and Industry,"included elsewhere herein, we may be unable to improve our operating results if we suffer a decline in our manufacturing efficiency, the loss of major customers, further declines in air travel, adverse changes in our operating costs or raw materials costs or other adverse changes to our business.

FISCAL YEAR ENDED SEPTEMBER 29, 2002 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2001

     NET REVENUES. For the fiscal year ended September 29, 2002, our net revenues decreased $23,374,000 (14.4%) to $138,901,000 as compared to $162,275,000 for the fiscal year ended September 30, 2001. This revenue decrease is substantially the result of a decrease in airline sales during the period. In fiscal year 2002, sales to airline customers were approximately $35.0 million, or 25.3% of net revenues, as compared to sales of $54.7 million, or 33.8% of net revenues in fiscal year 2001.

     As noted above, the events of September 11, 2001 significantly impacted our sales to airline-related customers. Though the ongoing effect of these events on the airline industry, airline revenues, and on our business in particular, cannot be accurately determined at this time, we are estimating that in the near term, sales to airline customers will experience little to no growth from fiscal year 2002 levels.

     GROSS PROFIT. Gross profit for the fiscal year ended September 29, 2002 decreased $5,879,000 (23.2%) to $19,448,000 from $25,327,000 for the fiscal year ended September 30, 2001. Gross profit as a percentage of net revenues for the fiscal year ended September 29, 2002 was 14.0% compared to 15.6% in the comparable prior period. The decrease in gross profit as a percentage of net revenues is primarily attributable to the significant decrease in sales to airline-related customers, as well as lower overall margins due to higher employee insurance costs of approximately $200,000 in fiscal year 2002 as compared to fiscal year 2001 and competitive pricing, offset somewhat by increased production and materials cost efficiencies achieved during the current year.

     In fiscal year 2002, we had recently begun to consolidate certain of our home office, manufacturing and warehousing, product development, and marketing and quality control facilities into a single location. Though we were, at that time, early in the process of implementing various stages of this plan, we believed that when the plan is fully implemented, we should expect to achieve significant operating efficiencies as well as a reduction of our dependence on outside cold storage facilities.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the fiscal year ended September 29, 2002 decreased $3,694,000 to $12,150,000 (8.7% of net revenues) from $15,844,000 (9.8% of net revenues) in the year earlier period. SG&A decreased overall primarily due to lower freight expenses related to the decrease in airline revenues and the ceasing of goodwill amortization during fiscal year 2002, and additionally on a percentage basis primarily due to lower travel, advertising and compensation costs.

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

     NET INCOME. Our net income for the fiscal year ended September 29, 2002 amounted to $1,030,000 ($0.09 per share, diluted) as compared to $2,242,000 ($0.20 per share, diluted) for the fiscal year ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of liquidity are cash flow from operations, cash balances and additional financing capacity. Our cash and cash equivalents increased $506,000 to $514,000 as of September 28, 2003 compared to $8,000 at September 29, 2002.

     During the fiscal year ended September 28, 2003, our operating activities provided cash of approximately $1,742,000, as compared to cash provided of $4,528,000 during fiscal year 2002. The cash provided in the current year is primarily due to cash favorable changes in accounts receivable, inventories and accrued liabilities, reduced by uses of cash for a substantial reduction in accounts payable and an increase in prepaid expenses.

     During the fiscal year ended September 28, 2003, our investing activities resulted in a use of cash of approximately $5,227,000, as compared to $5,041,000 during fiscal year 2002. The use of cash in the current year consisted almost exclusively of additions to property and equipment, primarily related to the consolidation of our operations into a new facility in Vernon, California.

     During the fiscal year ended September 28, 2003, our financing activities resulted in cash provided of approximately $3,991,000, as compared to cash provided of $440,000 during fiscal 2002. The cash provided in the current period resulted primarily from new short-term borrowings (subsequently refinanced to long-term as discussed below), offset by the repayment of all amounts outstanding on our line of credit, principal payments on long-term debt, additional deferred financing costs and cash payments to and on behalf of our former parent.

     In November 1999, we refinanced substantially all of our existing debt. The total refinanced debt amounted to $44 million at that time, consisting of a $16 million line of credit provided by Union Bank of California, N.A. (the "Bank") together with $28 million in the form of a five-year term secured senior subordinated term loan by Levine Leichtman Capital Partners II, L.P. ("LLCP" or the "Senior Subordinated Lender"). Both of these agreements were subsequently amended on multiple occasions as described further below and in our previous filings with the Securities and Exchange Commission. Additionally, we issued a term note in the amount of $2.4 million payable to Union Bank in connection with an acquisition that occurred in August 2000. At March 30, 2003, amounts outstanding under these arrangements were $12.6 million on the revolving line of credit and $850,000 on term loans payable to Union Bank, and $24.7 million payable to LLCP on a term note.

     Our revolving line of credit, senior subordinated term note payable and term loan agreements all contain or contained various covenants, including financial covenants covering restrictions on capital expenditures, minimum levels of EBITDA and net worth and specified debt service and debt-to-equity ratios. In addition, the terms of the agreements prohibit changes in control, including ownership and certain management personnel and contain customary limitations on indebtedness and liens, making investments, paying dividends and making loans or advances. As of March 30, 2003, we were experiencing liquidity shortfalls and were not in compliance with certain financial covenants with respect to our financing arrangements with both Union Bank and LLCP.

     To assist us in meeting our liquidity needs, effective as of April 4, 2003, we entered into amendments to our then-existing securities purchase agreement with LLCP, the secured senior subordinated note initially due October 31, 2004 to LLCP and certain related agreements, pursuant to which LLCP waived our non-compliance with certain covenants under the securities purchase agreement and certain other documents, and LLCP purchased from us a secured senior subordinated bridge note in the principal amount of $3.0 million, bearing interest at 15%, which was initially due and payable January 30, 2004, thereby providing us with the liquidity we needed to meet out short-term payment obligations. In a related transaction, LLCP, through an LLCP affiliate, acquired Union Bank's senior secured loans to us. Finally, as part of the bridge financing and in substantial consideration for LLCP's financial accommodations, we agreed to issue and sell to LLCP, and LLCP agreed to purchase from us, 2,466,759 shares of our common stock for a purchase price of $0.01 per share. We were originally required to issue and sell these shares to LLCP by April 16, 2003, but we were unable to meet that deadline. In addition, we were required to wind up and dissolve our subsidiary Overhill L.C. Ventures, Inc. by June 30, 2003, but we were also unable to meet that deadline. LLCP extended the issuance date to April 24, 2003, and then, in consideration of the payment by us to LLCP of an amendment fee of $125,000, to July 20, 2003. As discussed below, this deadline was further extended to August 20, 2003.

     After completing the bridge financing and submitting an application to Amex requesting listing of the shares to be issued to LLCP, Amex advised us that its approval of our listing application with respect to the issuance and sale of these shares to LLCP would be subject to approval of our stockholders. We obtained a waiver from LLCP for our failure to deliver these shares by July 20, 2003, provided that delivery of these shares be made on or before August 20, 2003. At a meeting of our stockholders held on August 11, 2003, the stockholders approved the issuance of these shares to LLCP; and we obtained Amex approval and delivered the shares prior to the expiration of the waiver. In connection with this transaction, a debt discount of approximately $1.65 million was recorded and was being amortized over the remaining life of the debt.

     Effective April 16, 2003, Pleasant Street, an affiliate of LLCP, acquired the senior secured loans previously made to us by Union Bank, and we and Pleasant Street amended and restated the senior secured loan arrangements on mutually acceptable terms and conditions. As a result of the repayment of Union Bank, we wrote off unamortized deferred financing costs of approximately $450,000 related to the arrangements with Union Bank. Under the new amended and restated loan and security agreement with Pleasant Street, $12.117 million owing to Union Bank on the effective date plus additional amounts newly advanced to us by Pleasant Street, $1.883 million, together with the $3.0 million owing to LLCP under the bridge note described above, were combined into a new $17.0 million Term A Loan, bearing interest at no less than 10%, subject to periodic adjustments, and due and payable on November 30, 2003. An additional $5.0 million advanced by Pleasant Street to us as of the effective date is evidenced by a Term B Loan, initially bearing interest at 15% and initially due and payable January 30, 2004. We used $3.0 million of proceeds from Term Loan A to repay the outstanding principal amounts of the term note issued to LLCP on April 4, 2003. The senior term loans may be prepaid without premium or penalty. The amended and restated loan and security agreement with Pleasant Street contains various covenants, including financial covenants covering restrictions on capital expenditures, minimum levels of EBITDA and net worth, and specified debt service and debt to equity ratios. In addition, the terms of the loan and security prohibit changes in control, including ownership and certain management personnel, and contain customary limitations on indebtedness and liens, making investments, paying dividends and making loans or advances. The senior notes and all other obligations owing by us to Pleasant Street are collateralized by substantially all of our assets.

     At September 28, 2003, we were not in compliance with certain of the financial and other covenants of our agreements with LLCP and Pleasant Street, including, among other things, our failure to observe the limitations on indebtedness relating to trade accounts payable, failure to comply with certain payment plans and our failure to liquidate Overhill Ventures before August 20, 2003. Subsequent to September 28, 2003, we reached agreement with each of LLCP and Pleasant Street wherein the lenders waived specified events of default by us under the then existing agreements and further agreed to a refinancing of all indebtedness owing by us to LLCP and Pleasant Street as described below.

     On October 31, 2003, we entered into refinancing arrangements with LLCP and Pleasant Street in order (1) to obtain an aggregate of $5,000,000 of additional funds to finance our accounts receivable, to build up our inventory levels and for other working capital purposes, (2) to reduce the base rates of interest on and extend the maturity dates of the note held by LLCP and the loans made by Pleasant Street, (3) to amend the financial covenants and certain other provisions contained in the relevant investment documents with respect to LLCP and the relevant loan documents with respect to Pleasant Street and (4) to obtain waivers of specified events of default under then existing agreements with LLCP and Pleasant Street.

     As part of the October 31, 2003 refinancing, we and LLCP amended our existing securities purchase agreement to, among other things, amend the financial covenants and certain event of default and other provisions. In addition, LLCP waived certain specified events of default. We issued to LLCP a second amended and restated secured senior subordinated note due October 31, 2006 in the stated principal amount of $28.858 million in exchange for the surrender by LLCP of the existing $24.658 million senior subordinated note and $4.2 million in additional cash funds. The replacement note has a base rate of interest that was reduced from 15% to 13.5%, subject to increase upon the occurrence of an interest rate event, as defined, or event of default, and an extended maturity date from October 31, 2003 to October 31, 2006. We agreed to pay LLCP amendment and new capital fees in the aggregate amount of $352,800.

     Also as part of the October 31, 2003 refinancing, Pleasant Street and we amended our existing loan and security agreement to amend the financial covenants and various other provisions. Pleasant Street waived certain specified events of default. In addition, Pleasant Street made an additional term loan to us in the principal amount of $800,000 and surrendered the note evidencing the existing Term A Loan in exchange for a second amended and restated senior Term A note in the principal amount of $17.8 million. The annual interest rate on the in-formula portion of the Term A Loan was reduced from 10% to 5.5%. The annual interest rate on the $5.0 million Term B Loan was reduced from 15% to 12%. The interest rates on the Term A Loan and Term B Loan are subject to increase upon the occurrence of any interest rate event, as defined, or event of default as provided in the notes that evidence those loans. The maturity dates of the Term A Loan and the Term B Loan were extended to October 31, 2006 from November 30, 2003 and January 30, 2004, respectively. The Term B Loan was modified to be a monthly amortizing term loan. The prepayment terms of the Term A Loan and the Term B Loan were modified to provide, among other things, that we will make mandatory prepayments of annual excess cash flow, if any. We agreed to pay Pleasant Street amendment and new capital fees in the aggregate amount of $67,200.

     In conjunction with the October 31, 2003 refinancing, we, James Rudis and LLCP amended an investor rights agreement among us pursuant to which we granted to LLCP the right to designate for nomination and election up to three members of our board of directors, together with the right to fill the next available vacancy created on the board of directors after October 31, 2003, which could result in LLCP having up to four LLCP representatives on the board at any time. In addition, among other things, the parties extended to October 31, 2006 the time period during which annual consulting fees of $180,000 will be payable to LLCP.

     On October 31, 2003, we and LLCP also terminated our equity repurchase option that provided that, among other things, we had the right, under certain conditions, to repurchase from LLCP, in whole but not in part, all shares of our common stock owned by LLCP or issuable to LLCP upon the exercise of warrants or conversion of preferred stock. In addition, we entered into amended employment arrangements with Mr. Rudis and Mr. John Steinbrun pursuant to which salaries were adjusted and the terms of the agreements extended. Also, LLCP and Pleasant Street amended their intercreditor and subordination agreement with respect to the indebtedness, liabilities and obligations owed by us to each.

     As of October 31, 2003, we were in compliance with all of our amended financial covenants. As of October 26, 2003, the last day of fiscal October, we were not in compliance with one of our financial covenants, but LLCP and Pleasant Street waived the event of non-compliance as of October 26, 2003. We currently believe, based upon forecasted performance, that it is probable that we will be in compliance with all of our revised financial and other covenant requirements. Accordingly, and as a result of the refinancing of the obligations described above, all principal amounts payable to LLCP and to Pleasant Street, other than currently scheduled principal payments, have been classified as long-term liabilities in the accompanying balance sheet as of September 28, 2003. In the future, our failure to achieve certain revenue, expense and profitability levels could result in a violation of the amended financial covenants under our financing arrangements, which would cause the interest rates on the above loans to increase substantially and could have a material adverse effect on our financial condition, results of operations or cash flows.

     Following is a summarization of our contractual obligations at September 28, 2003, after giving effect to the debt refinancing described above.

         MATURITIES OF CONTRACTUAL OBLIGATIONS AT SEPTEMBER 28, 2003:

          Fiscal Year
          -----------
          2004                                                $  1,424,902
          2005                                                   1,418,323
          2006                                                   1,191,809
          2007                                                  44,250,231
                                                              -------------
          Total                                                 48,285,265
          Less unamortized debt discount                        (1,048,677)
                                                              -------------
                                                              $ 47,236,588
                                                              =============

         FUTURE MINIMUM LEASE PAYMENTS AT SEPTEMBER 28, 2003:

          Fiscal Year
          -----------
          2004                                                $ 2,508,593
          2005                                                  1,468,144
          2006                                                  1,026,457
          2007                                                    977,116
          2008 and thereafter                                   6,949,158
                                                              -------------
                                                              $ 12,929,468
                                                              =============

     In January 2002, we entered into a lease for a 170,000 square foot facility in Vernon, California, and we have consolidated certain of our home office, manufacturing and warehousing, product development, and marketing and quality control facilities into a single location. See "Business-Manufacturing and Sourcing" in Part I, Item 1 of this report.

     From time to time, we made advances to TreeCon Resources for various purposes in the context of our parent-subsidiary relationship. Additionally, we have netted accumulated federal income tax liabilities payable to TreeCon Resources against amounts owed from TreeCon Resources to us. We had approximately $10.5 million in net receivables from TreeCon Resources as of September 29, 2002. During the fiscal years ended September 28, 2003, September 29, 2002 and September 30, 2001, we made cash payments to, or on behalf of, TreeCon Resources of approximately $950,000, $1.2 million and $500,000, respectively for various purposes including tax payments, expense reimbursement and other corporate purposes. In connection with the spin-off, after giving effect to the netting of federal income tax liabilities payable to TreeCon Resources against our receivable from TreeCon Resources, the remaining net intercompany balance of approximately $11.5 million payable to us by TreeCon Resources was cancelled as described below. Also in connection with the spin-off, TreeCon Resources transferred to us two promissory notes made in the amounts of $207,375 and $184,875, made by Mr. Rudis and Mr. Shatley, respectively. These notes became due and payable on September 24, 2003 and are collateralized solely by the common stock of TreeCon Resources. Based on our assessment of the collectibility of these notes, including the value of the subject collateral, we assigned no value to the notes upon their receipt, and the notes continued to have no recorded value at September 28, 2003. Future amounts ultimately realized, if any, on these notes will be recorded as an adjustment to shareholders' equity at the time such amounts are realized. In connection with the spin-off, TreeCon Resources agreed to indemnify us with respect to any current or future tax liabilities for which we might otherwise be liable resulting from the operations of any entity other than us. We agreed with TreeCon Resources to cancel any remaining amounts owed to us by TreeCon Resources, or owed to TreeCon Resources by us, as of the effective date of the spin-off, after obtaining the appropriate consents under our financing arrangements.

     As previously mentioned herein, the events of September 11, 2001 have significantly impacted our sales to airline-related customers. The effect of these events have been widely publicized, and have included, among other things, a decreased demand for air travel to due a variety of factors and increased costs and reduced operations by airlines, including meal services. Most of our larger airline customers have announced meal service reductions as part of cost efficiency programs. Though the ongoing effect of these events on the airline industry, airline revenues, and on our business in particular, cannot be accurately determined at this time, we are estimating that in the near term, sales to airline customers will experience little to no growth from 2003 levels. In 2003, sales to airline customers were approximately $29.4 million, or 21.4% of total net sales as compared to sales of $35.0 million, or 25.3% of total net sales in 2002. Future adverse events in the airline industry, including additional terrorist attacks or other safety issues, additional regulation, significant bankruptcies, or significant continued cost reduction initiatives that further reduce the meal requirements of our larger airline customers, could negatively impact our financial position, results of operations or cash flows. See "Risk Factors Related to Our Business and Industry-Decline in air travel may negatively impact our revenues and costs" below and "Business-Sales and Marketing" in Part I, Item 1 of this report.

     We believe that the funds available to us from operations and existing capital resources will be adequate for our capital requirements for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Under previous practices, certain entities were included in consolidated financial statements based upon controlling voting interests or in other special situations. Under Interpretation No. 46, certain previously unconsolidated entities will be required to be included in consolidated financial statements of the primary beneficiary, as defined. For variable interest entities, often referred to as special purpose entities, created after January 31, 2003, Interpretation No. 46 is effective immediately. Portions of Interpretation No. 46 have been delayed. The Company does not expect the adoption of Interpretation No. 46 to have a material impact on its financial statements.

     In December 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 clarifies the requirement for recognition of a liability by a guarantor at the inception of the guarantee, based on the fair value of a non-contingent obligation to perform. Interpretation No. 45 must be applied prospectively to guarantees entered into or modified after December 31, 2002. The adoption of Interpretation No. 45 did not have a material effect on our financial statements.

     On July 30, 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities. These rules supersede EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 requires that costs related to an exit or disposal activity can only be accrued when a liability is actually incurred, rather than at the date of commitment to an exit or disposal plan. SFAS 146 is required to be adopted for exit or disposal activities occurring after December 31, 2002. The adoption of SFAS 146 did not have a material effect on our financial position, results of operations or cash flows.

     In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which requires that goodwill no longer be amortized but instead be tested at least annually for impairment. We adopted SFAS 142 as of October 1, 2001 and no impairment of goodwill was recorded upon adoption. Had we been accounting for goodwill under SFAS 142 for all periods presented, our income before income taxes would have increased by $830,000 for fiscal year 2001, and our net income would have increased by $548,000 ($0.06 per share and $0.05 per diluted share) for fiscal year 2001.

CRITICAL ACCOUNTING POLICIES

     Management's discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. See Note 2 to the financial statements contained elsewhere in this report. Management believes the following critical accounting policies are related to its more significant estimates and assumptions used in the preparation of our financial statements.

     CONCENTRATIONS OF CREDIT RISK. Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral from our customers. Our allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions. Until fiscal 2003, bad debt expense and accounts receivable write-offs, net of recoveries, have historically been immaterial as we generally transact the substantial portion of our business with large, established food or service related businesses. However, a bankruptcy or other significant financial deterioration of any significant customers could impact their future ability to satisfy their receivables with us.

     Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral from our customers.

     For the fiscal years ended September 28, 2003, September 29, 2002 and September 30, 2001, revenues from airline-related customers accounted for approximately 21.4%, 25.3%, and 33.7% of total net revenues, respectively. Additionally, accounts receivable from airline-related customers accounted for approximately 33.1% and 30.8% of the total accounts receivable balance at September 28, 2003 and September 29, 2002, respectively.

     For the fiscal years ended September 28, 2003, September 29, 2002 and September 30, 2001, our largest airline customer, American Airlines, accounted for approximately 8.1%, 9.3% and 10.0% of total net revenues, respectively. Additionally, accounts receivable from American Airlines accounted for approximately 18% and 10% of the total accounts receivable at September 28, 2003 and September 29, 2002, respectively. The events of September 11, 2001 have significantly impacted our sales to airlines. The ongoing effect of these events on the airline industry, airline revenues, and on our business in particular, still cannot be accurately determined. These events have resulted in a decreased demand for air travel and a reduction in the number of meals served as a result of airlines' cost savings measures. These effects, depending upon their scope and duration, could negatively impact our financial position, results of operations or cash flows.

     In December 2002, United Airlines filed a petition for bankruptcy reorganization. As of the date of United Airlines' bankruptcy filing, our outstanding receivable balance from United Airlines was approximately $180,000. We will continue to pursue collection of these pre-bankruptcy receivables through the normal course of the bankruptcy proceedings. However, as of September 28, 2003, we have written off all of our pre-bankruptcy receivables from United Airlines due to uncertainty with respect to their ultimate collectibility. We no longer do business with United Airlines.

     We continue to do business with American Airlines. We will evaluate our business relationship with American Airlines on an ongoing basis to determine the manner in which our relationship should be continued.

     INVENTORIES. Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost, which approximates the first-in, first-out (FIFO) method, or market. We use a standard costing system to estimate our FIFO cost of inventory at the end of each reporting period. Historically, standard costs have been materially consistent with actual costs. We determine the market value of our raw ingredients, finished product and packaging inventories based upon references to current market prices for such items as of the end of each reporting period and record a write-down of inventory standard cost to market, when applicable. We periodically review our inventory for excess items, and we establish a valuation reserve based upon the age of specific items in inventory and the expected recovery from the disposition of the items.

     A reserve is established for the estimated aged surplus, spoiled or damaged products, and discontinued inventory items and components. The amount of the reserve is determined by analyzing inventory composition, expected usage, historical and projected sales information, and other factors. Changes in sales volume due to unexpected economic or competitive conditions are among the factors that could result in materially different amounts for this item.

     EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED. The excess of cost over fair value of net assets acquired (goodwill) is evaluated annually for impairment in accordance with SFAS 142. We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data. No impairment of goodwill was recorded during fiscal year 2003. At September 28, 2003, we had goodwill of $12.2 million. A continued deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

     INCOME TAXES. For the one-month period from September 30, 2002 to October 29, 2002, the effective date of the spin-off, and for the years ended September 29, 2002 and September 30, 2001, we were included in the consolidated federal tax return of our former parent and have provided for federal taxes on a separate company basis in accordance with SFAS No. 109, "Accounting for Income Taxes." Historically, with respect to state income taxes, primarily in California, we have been able to reduce our tax liability by offsetting otherwise taxable income with other losses under the parent entity. On a separate company basis, we would have an approximate effective state tax rate of 6%. For periods following the completion of the spin-off, our tax returns will be filed on a stand-alone basis.

     Due to operating losses for the year ended September 28, 2003, we have recorded tax benefits and a deferred tax asset, classified as other assets on our accompanying balance sheet, of $3,256,000. We have not recorded a valuation allowance against any of our deferred tax assets, since we believe that such assets are more likely than not to be recoverable through estimated future profitable operations. If we fail to improve margins, grow revenues and/or reduce future interest costs, and return to profitable operating results in the near term, we would not realize some or all of our deferred tax assets and we may be required to record a valuation allowance against some or all of such assets, which could adversely affect our financial position and results of operations.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning our operations and financial performance and condition. For this purpose, statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future company actions, which may be provided by management, are also forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others:

     o    the impact of competitive products and pricing;

     o market conditions and weather patterns that may affect the cost of raw material as well as the market for our products;

     o changes in our business environment, including actions of competitors and changes in customer preferences, as well as disruptions to our customers' businesses, such as the southern California grocery strike that began in October 2003;

     o the occurrence of acts of terrorism, such as the events of September 11, 2001, or acts of war;

     o    changes in governmental laws and regulations, including income taxes;

     o    market demand for new and existing products; and

     o other factors as may be discussed in this report, including those factors described under "Risk Factors Related to Our Business and Industry," and other reports we file with the Securities and Exchange Commission.


RISK FACTORS RELATED TO OUR BUSINESS AND INDUSTRY

OUR ABILITY TO COMPETE EFFECTIVELY IN THE HIGHLY COMPETITIVE FOOD INDUSTRY MAY AFFECT OUR OPERATIONAL PERFORMANCE AND FINANCIAL RESULTS.

     The food industry is highly competitive, and our continued success depends in part on our ability to be an efficient producer in a highly competitive industry. We face competition in all of our markets from large, national companies and smaller, regional operators. Some of our competitors, including other diversified food companies, are larger and may have greater financial resources than we do. From time to time we experience price pressure in certain of our markets as a result of competitors' promotional pricing practices as well as market conditions generally. Our ability to reduce costs is limited to the extent efficiencies have already been achieved. Our failure to reduce costs through productivity gains or by eliminating redundant costs resulting from any acquisitions would weaken our competitive position. Competition is based on product quality, distribution effectiveness, brand loyalty, price, effective promotional activities and the ability to identify and satisfy emerging consumer preferences. We may not be able to effectively compete with these larger, more diversified companies.

THE LOSS OR CONSOLIDATION OF ANY OF OUR KEY CUSTOMERS COULD HAVE A SIGNIFICANT NEGATIVE IMPACT ON OUR FINANCIAL RESULTS.

     The largest purchasers of our products, Panda Restaurant Group and Jenny Craig Products accounted for approximately 24% and 18%, respectively, of our total net sales during the fiscal year ended September 28, 2003. We expect that our sales to these customers will continue to constitute a significant percentage of our net revenues. The loss of either of these customers as an outlet for our products could significantly harm our competitive position and operating results. Sales to Pinnacle Foods declined in mid-year of fiscal year 2003, resulting in a $7.1 million reduction in sales to $9.2 million in fiscal year 2003 from $16.3 million in fiscal year 2002. Also, subsequent to September 28, 2003 the grocery strike in Southern California has reduced our sales to the grocery chains involved in the labor dispute. Sales of recurring items to Albertson's in the first eleven weeks of fiscal year 2004, September 29, 2003 to December 14, 2003, have fallen by $1.0 million to $1.5 million from $2.5 million during the first eleven weeks of fiscal year 2003, September 30, 2002 to December 15, 2002. These reductions in sales have been partially offset by increases in sales to new and existing retail customers.

     In addition, the acquisition of one of our customers by a third party could have an adverse impact on our financial results if the resulting company chose to terminate their relationship with us and purchase products from our competitors. Additionally, if our customers consolidate and grow larger, our customers may demand lower pricing and more favorable terms. Further, these customers may reduce inventories and increase their use of other suppliers. If we fail to use our sales, marketing and manufacturing expertise to respond to these trends, our sales volume could be impacted or we may need to lower our prices or increase promotional support of our products, any of which would adversely affect our profitability.

FURTHER DECLINES IN AIR TRAVEL MAY NEGATIVELY IMPACT OUR REVENUES, COSTS AND COLLECTIONS.

     A significant portion of our business is derived from the airline industry. In 2003, sales to airline customers were approximately $29.4 million, or 21.4% of total net sales, as compared to sales of $35.0 million in 2002 and $54.7 million in 2001, representing 25.3% and 33.8% of total net sales in 2002 and 2001, respectively. Additionally, accounts receivable from airline-related customers accounted for approximately 33.1% and 30.8% of the total accounts receivable balance at September 28, 2003 and September 29, 2002, respectively. The events of September 11, 2001 have significantly adversely impacted our sales to airline-related customers. Though the long-term effect of these events on the airline industry, airline revenues, and on our business in particular, cannot be accurately determined at this time, we estimate that in the near term, sales to airline customers will experience little to no growth from 2003 levels. The total impacts that these events may have on the airline industry in general, and on our business in particular, are not known at this time. The effects of these events have included, among other things, a decreased demand for air travel due to a variety of factors and increased costs and reduced operations by airlines, including meal services. Most of our larger airline customers have announced meal service reductions as part of cost efficiency programs. A significant portion of our business focuses on the airline industry, and these effects, depending on their scope and duration, which we cannot predict at this time, could further negatively impact our financial position, results of operations or cash flows by, among other things, decreasing our sales to and making it more difficult to collect receivables from airline customers.

WE ARE SUBJECT TO COST FLUCTUATIONS IN OUR OPERATIONS THAT MAY ADVERSELY AFFECT OUR PROFITABILITY.

     Our business operations may experience operating cost volatility caused by external conditions, market fluctuations and changes in governmental policies. For example, increases in our manufacturing costs and a decrease in our gross profits and operating income in fiscal year 2003 as compared to fiscal year 2002 were attributable in part to increased worker's compensation insurance premiums. Any substantial fluctuation in our manufacturing or operating costs, if not offset by product price increases, hedging activities or improved efficiencies, may have an adverse impact on our operating performance, business and financial condition.

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

CONCERNS WITH THE SAFETY AND QUALITY OF FOOD PRODUCTS COULD CAUSE CUSTOMERS TO AVOID OUR PRODUCTS.

     We could be adversely affected if our customers and their customers lose confidence in the safety and quality of certain food products. Adverse publicity about these types of concerns, like the publicity about genetically modified organisms, "mad cow disease" and foot and mouth disease in Europe, whether or not valid, may discourage our customers from buying our products or cause production and delivery disruptions. Any negative change in customer perceptions about the safety and quality of our products could adversely affect our business and financial condition.

IF OUR FOOD PRODUCTS BECOME ADULTERATED OR MISBRANDED, WE WOULD NEED TO RECALL THOSE ITEMS AND MAY EXPERIENCE PRODUCT LIABILITY CLAIMS IF CONSUMERS ARE INJURED AS A RESULT.

     Food products occasionally contain contaminants due to inherent defects in those products or improper storage or handling. We have never been required to recall any of our products. Under adverse circumstances, food manufacturers may need to recall some of their products if they become adulterated or misbranded and may also be liable if the consumption of any of their products causes injury. A widespread product recall or a significant product liability judgment against us could cause products to be unavailable for a period of time and a loss of customer confidence in our food products and could have a material adverse effect on our business. If we are required to defend against a product liability claim, whether or not we are found liable under such a claim, we could incur substantial costs, our reputation could suffer and our customers might substantially reduce their existing or future orders from us. While we maintain insurance that we believe is adequate to cover this type of loss, liability of this sort could require us to implement measures to reduce our exposure to this liability, which may require us, among other things, to expend substantial resources or to modify our product offerings or to make changes to one or more of our business processes.

ANY ACQUISITIONS THAT WE UNDERTAKE COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE OUR STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS.

     Although we have no currently identified acquisition plans, we intend to acquire or make investments in complementary businesses, technologies, services or products from time to time as part of our long-term business strategy. Expansion of our operations in this manner would require significant additional expenses and resources. Expansion also could strain our management, financial and operational resources. If we acquire a company, we could have difficulty in assimilating that company's personnel, operations, technology and software. In addition, the key personnel of the acquired company may decide not to work for us. We could also have to incur indebtedness to pay for any future acquisitions. We also may issue equity securities to pay for any future acquisitions, which could be dilutive to our existing stockholders.

OUR BUSINESS IS SUBJECT TO FEDERAL, STATE AND LOCAL GOVERNMENT REGULATIONS THAT COULD NEGATIVELY IMPACT OUR BUSINESS AND FINANCIAL POSITION.

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

     From time to time we license content from third parties. While we generally require adequate indemnifications, it is possible that in the future we could face infringement actions based upon the content licensed from these third parties. If any of these claims are proved valid, through litigation or otherwise, we may be required to do any of the following, which could adversely affect our business:

     o    cease using the third party trademarks;

     o    acquire other licenses;

     o    develop our own proprietary marks; or

     o    pay financial damages.

SOME OF OUR SIGNIFICANT CUSTOMER AND SUPPLIER CONTRACTS ARE SHORT-TERM.

     Some of our customers and suppliers operate through purchase orders or short-term contracts. Though we have long-term business relationships with many of our customers and suppliers, we cannot assure you that any of these customers or suppliers will continue to do business with us on the same basis. Additionally, though we try to renew these contracts as they come due, there can be no assurance that these customers or suppliers will renew the contracts on terms that are favorable to us, if at all. The termination of any number of these contracts may adversely affect our business and prospects, including our financial performance and results of operations.

OUR COMMON STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS AND IN LITIGATION AGAINST US.

     Our common stock began trading on Amex under the symbol "OFI" on November 1, 2002. During the 52-week period ended December 12, 2003, the high and low closing sales prices of our common stock were $1.99 per share and $0.35 per share, respectively. Prices for our shares are determined in the marketplace and may accordingly be influenced by many factors, including, but not limited to:

     o    the depth and liquidity of the market for the shares;

     o    quarter-to-quarter variations in our operating results;

     o announcements about our performance as well as the announcements of our competitors about the performance of their business;

     o investors' evaluations of our future prospects and the food industry generally;

     o changes in earnings estimates by, or failure to meet the expectations of, securities analysts;

     o    our dividend policy; and

     o    general economic and market conditions.

     In addition, the stock market often experiences significant price fluctuations that are unrelated to the operating performance of the specific companies whose stock is traded. These market fluctuations could have a material adverse effect on the trading price of our shares.

     In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources. Consequently, the price at which investors purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. Investors may be unable to sell their shares of common stock at or above their purchase price, which may result in substantial losses.

THE LOSS OF CERTAIN OF OUR EXECUTIVE OFFICERS WOULD CONSTITUTE A CHANGE IN CONTROL AND, THEREFORE, AN EVENT OF DEFAULT UNDER OUR SECURITIES PURCHASE AND LOAN AGREEMENTS AND WOULD LIKELY HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION.

     Our future success depends to a significant extent on the continued services of our senior management, particularly James Rudis, our President and Chief Executive Officer, John L. Steinbrun, our Senior Vice President and Chief Financial Officer. Though we have employment agreements with Mr. Rudis and Mr. Steinbrun, each of these agreements provides for voluntary resignation prior to the end of the term of the agreement.

     The loss of the services of Mr. Rudis or Mr. Steinbrun would likely have an adverse effect on our business, results of operations and financial condition. In addition, our securities purchase and loan agreements with LLCP, our senior subordinated creditor, and Pleasant Street, our senior secured creditor, provide that a change in control would occur if Mr. Rudis or Mr. Steinbrun ceases to have certain management responsibilities in our business, or if Mr. Rudis does not continue to hold a minimum number of shares of our common stock. The occurrence of a change in control would permit LLCP to accelerate all indebtedness owing under the senior subordinated note we issued to it and constitute an event of default under the securities purchase agreement. LLCP would then have the right to require us to immediately repay all of our obligations then owing to it. We may not have sufficient funds to repay this indebtedness upon an event of default. Accordingly, the occurrence of a change in control could have a material adverse effect on our financial condition, results of operations or cash flows.

OUR FAILURE TO ATTRACT AND RETAIN KEY MANAGEMENT PERSONNEL COULD HARM OUR BUSINESS.

     Our business requires managerial, financial and operational expertise and our future success depends upon the continued service of key personnel. As a value-added manufacturer of quality frozen food products and customer prepared foods, we operate in a specialized industry. Our key personnel have experience and skills specific to this industry, and there are a limited number of individuals with the relevant experience and skills. Though we have employment agreements with Mr. Rudis and Mr. Steinbrun, each of these agreements provides for voluntary resignation on the part of the executive prior to the end of the term of the agreement. If we lose any of our key personnel, our business operations could suffer.

A SMALL GROUP OF STOCKHOLDERS CONTROLS A SIGNIFICANT AMOUNT OF OUR COMMON STOCK.

     After giving effect to the shares of our common stock issuable upon the exercise of options and warrants and conversion of shares of our Series A Convertible Preferred Stock described below, our executive officers and directors and stockholders who own greater than 5% of our common stock would own, in the aggregate, approximately 61% of our outstanding common stock. These stockholders, if acting together, could be able to significantly influence matters requiring approval by the stockholders, including the election of directors and the approval of mergers or other business combination transactions.

     In addition, our amended investor rights agreement with LLCP provides that LLCP has the right to designate for nomination and election up to three members of our board of directors, together with the right to fill the next available vacancy created on the board of directors after October 31, 2003, which could result in LLCP having up to four representatives on the board at any time.

OUR ARTICLES OF INCORPORATION, OUR BYLAWS AND PROVISIONS OF NEVADA LAW COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US, EVEN IF DOING SO COULD BE IN OUR STOCKHOLDERS' INTEREST.

     Provisions of our articles of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so might be in the best interest of our stockholders. It could be difficult for a potential bidder to acquire us because our articles of incorporation and bylaws contain provisions, which may discourage takeover attempts. These provisions may limit stockholders' ability to approve a transaction that stockholders may think is in their best interests. These provisions include a requirement that certain procedures must be followed before matters can be proposed for consideration at meetings of our stockholders and the ability of our board of directors to fix the rights and preferences of an issue of shares of preferred stock without stockholder action.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     INTEREST RATE RISK - OBLIGATIONS. We are currently subject to interest rate risk on variable interest rate obligations. A hypothetical 10% increase in average market interest rates would increase annual interest expense on currently outstanding debt by approximately $94,000. We are also subject to interest rate risk on our fixed interest rate obligations. Based upon outstanding amounts of fixed rate obligations as of September 28, 2003, a hypothetical 10% decrease in average market interest rates would increase the fair value of outstanding fixed rate debt by approximately $320,000.

     We do not own, nor do we have an interest in, any other market risk sensitive instruments. See Part I, Item 1 "Description of Business."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

See Index to Financial Statements included in Part IV, Item 15.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 28, 2003, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

     During the quarter ended September 28, 2003, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

     The following table sets forth certain information regarding our current directors and executive officers.

                                                                       PRESENT
                                                                     OFFICE(S) HELD                      DIRECTOR
                    NAME                          AGE                IN THE COMPANY                       SINCE
                    ----                          ---                --------------                       -----
James Rudis.................................       54    President, Chief Executive Officer and            1995
                                                         Chairman of the Board of Directors

John L. Steinbrun...........................       40    Senior Vice President, Chief Financial            2003
                                                         Officer and  Director

Richard A. Horvath..........................       57    Senior Vice President, Secretary and              1999
                                                         Director

William E. Shatley..........................       57    Senior Vice President, Treasurer and              1998
                                                         Director

Harold Estes (1) (2)........................       63    Director                                          2002

Geoffrey A. Gerard (1) (2)..................       58    Director                                          2002

John E. McConnaughy, Jr.(1) (2).............       74    Director                                          2002

-----------

(1) Member of audit committee

(2) Member of compensation committee

     The following information regarding the principal occupations and other employment of our directors during the past five years and their directorships in certain companies is as reported by the respective directors:

     James Rudis was elected to our board of directors in April 1995 and has served as President since June 1997. He has also served as a director of TreeCon Resources since December 1992, President of TreeCon Resources since July 1997 and Chairman and Chief Executive Officer of TreeCon Resources since February 1998. He served as Executive Vice President of TreeCon Resources from March 1994 until July 1997. Mr. Rudis has committed to resign from his directorship and his offices of Chairman and Chief Executive Officer of TreeCon Resources, and he did timely resign, no later than December 31, 2003. Prior to his employment with us and with TreeCon Resources, Mr. Rudis was President of Quorum Corporation, a private consulting firm involved in acquisitions and market development. From 1970 until 1984, he held various executive positions in CIT Financial Corporation, including Vice President and Regional Manager of that company's Commercial Finance Division.

     John L. Steinbrun was elected to our board of directors in August 2003 and has served as our Senior Vice President and Chief Financial officer since April 2003. Mr. Steinbrun has been president of The Steinbrun Group, a business and financial consulting firm, since April 2000. He served as chief financial officer and chief operating officer of Metropolitan Provisions LLC, a foodservice distribution company, from November 2000 to June 2001. From September 1996 to March 2000, Mr. Steinbrun was chief financial officer and vice president of operations of Ancra International LLC, an aerospace and transportation equipment manufacturer. From February 1992 to August 1996, he was director of finance and operations for Davis Wire Corporation, a manufacturer of steel wire and wire products. Mr. Steinbrun, a certified public accountant, served as a senior accountant with Touche Ross and Co. from 1985 to 1988. He holds a B.S. in Accounting from Loyola Marymount University and an M.B.A. in Finance from The University of Chicago.

     Richard A. Horvath was elected to our board of directors in November 1999 and has served as our Senior Vice President and Secretary since November 1997. Mr. Horvath also served as our Chief Financial Officer from November 1997 through March 2003. Mr. Horvath has been in the food industry for almost 30 years. Prior to his employment at Overhill Farms, Mr. Horvath served as the Chief Financial Officer of Martino's. During the period of 1973 to 1996, he held various positions with the Carnation Company, Star Kist Foods, and Mission Foods.

     William E. Shatley was elected to our board of directors and was named as our Senior Vice President and Treasurer in February 1998. Mr. Shatley served as Senior Vice President of TreeCon Resources from March 1994 until October 2002 and as a director of TreeCon Resources from February 1998 until October 2002. He joined TreeCon Resources in an executive capacity in October 1993, having previously served on an advisory basis since the relocation of its corporate offices to Texas in 1992. Mr. Shatley, a certified public accountant since 1970, previously conducted his own consulting and accounting practice from 1982 to 1993, after having served as Vice President and Chief Financial Officer of a communications security equipment manufacturer from 1977 to 1982 and in an executive capacity with a national accounting firm from 1968 to 1977.

     Harold Estes was appointed to our board of directors in October 2002. Mr. Estes is the President of Texas Timberjack, Inc. ("TTI"), a wholly-owned subsidiary of TreeCon Resources. He was elected as a director of TreeCon Resources in February 1996 and resigned from the TreeCon Resources board of directors in April 1997. TTI is a distributor of industrial and commercial timber and logging equipment and is also engaged in certain related timber and sawmill operations. Mr. Estes has been President of TTI since 1984, when he acquired TTI from Eaton Corporation. Mr. Estes previously served as a director of Newton Bancshares, Inc., the parent of First National Bank of Newton (Texas) for approximately ten years until the sale of the bank in October 2001.

     Geoffrey A. Gerard was elected to our board of directors in February 2002. Mr. Gerard served as Secretary and General Counsel of Equivest, Inc. from 1975 to 1977. Mr. Gerard then served as Secretary and General Counsel for two privately held oil and gas exploration companies until 1978. Mr. Gerard has been in the private practice of law in Dallas County, Texas since 1978, specializing in business transactions. Mr. Gerard received his B.S. in Business-Finance and his J.D. from Indiana University.

     John E. McConnaughy, Jr. was appointed to our board of directors in October 2002. Mr. McConnaughy has served as Chairman and Chief Executive Officer of JEMC Corporation, a personal holding company, since he founded it in 1985. His career includes positions of management with Westinghouse Electric and the Singer Company, as well as service as a director of numerous public and private companies. In addition, he previously served as Chairman and Chief Executive Officer of Peabody International Corp. and Chairman and Chief Executive Officer of GEO International Corp. He retired from Peabody in February 1986 and GEO in October 1992. Mr. McConnaughy served as Chairman of Excellence Group, LLC, which filed a petition for bankruptcy under Chapter 11 in January 1999, and currently serves on the boards of five other public companies (Wave Systems Corp., Mego Financial Corp., Riddell Sports, Inc., Levcor International, Inc., and DeVlieg Bullard, Inc.), and one private company (PetsChoice, Ltd.). He also serves on the Board of Trustees and Executive Committee of the Strang Cancer Prevention Center and as Chairman of the Board for the Harlem School of the Arts. Mr. McConnaughy holds a B.A. in Economics from Denison University, and an M.B.A. in Marketing and Finance from the Harvard Graduate School of Business Administration.

TERM OF OFFICE AND FAMILY RELATIONSHIPS

     Our directors are elected at each annual stockholders' meeting or at such other times as reasonably determined by our board of directors. Each of our directors is to hold office until his successor is elected and qualified or until his earlier death, resignation or removal. Each of our executive officers serves at the discretion of our board of directors. There are no family relationships among our executive officers and directors.

BOARD OF DIRECTORS AND COMMITTEES

     During the fiscal year ended September 28, 2003, our board of directors held one meeting and took action by unanimous written consent on five occasions. During fiscal year 2003, no incumbent director attended fewer than 75% of the aggregate of: (1) the total number of meetings of the board of directors (held during the period for which he has been a director); and (2) the total number of meetings held by all committees of the board on which he served (during the periods that he served).

     Our board of directors has standing audit and compensation committees, but does not have a nominating committee. In practice, our entire board of directors performs the functions of a nominating committee. In addition, our bylaws provide that stockholders may also nominate persons for election to our board of directors. Also, as discussed elsewhere herein, LLCP has the right to designate up to four nominees to our board of directors, and Mr. Rudis has agreed to vote his shares of our common stock in favor of the election of their nominee(s). To date, LLCP has chosen not to designate a nominee for election.

AUDIT COMMITTEE

     Effective as of October 29, 2002, the date of the spin-off, we formed the audit committee to be composed of three non-employee directors. The audit committee initially was composed of Messrs. Gerard and McConnaughy and then-director Mr. Robert W. Schleizer. Since April 2003, the audit committee has been composed of Messrs. Gerard, McConnaughy and Estes, with Mr. McConnaughy serving as the committee chairman. Four audit committee meetings were held during the fiscal year ended September 28, 2003.

     Our board has determined that Mr. McConnaughy is an audit committee financial expert. Messrs. Gerard and McConnaughy are "independent" as defined in
Section 121(A) of the listing standards of Amex. Mr. Estes is the president of Texas Timberjack, Inc., a wholly-owned subsidiary of our former parent, TreeCon Resources, and therefore is not considered independent under Section 121(A) of the Amex listing standards. However, Mr. Estes is not a current employee or immediate family member of a current employee of our company, and our board of directors has determined that Mr. Estes' membership on the audit committee is in the best interests of our company and stockholders because of Mr. Estes' background and business experience and his familiarity with our company, and because it is desirable to have three, rather than two, members on our audit committee.

     The audit committee operates pursuant to a charter approved by our board of directors, according to the rules and regulations of the Securities and Exchange Commission ("Commission") and Amex. A copy of the charter is attached as Exhibit A to our proxy statement filed with the Securities and Exchange Commission with regard to our annual meeting of stockholders held August 11, 2003. The committee's principal functions are to monitor our financial reporting process and internal control system, review and appraise the audit efforts of our independent auditors, and provide an avenue of communication among our independent accountants, financial and senior management and board of directors.

COMPENSATION COMMITTEE

     Effective as of October 29, 2002, we formed the compensation committee to be composed entirely of disinterested non-employee directors. The compensation committee initially was composed of Messrs. Gerard and McConnaughy and then-director Mr. Schleizer. Since April 2003, the compensation committee has been composed of Messrs. Gerard, McConnaughy and Estes, with Mr. McConnaughy serving as the committee chairman. One compensation committee meeting was held during the fiscal year ended September 28, 2003. The compensation committee's primary functions are to administer our employee stock option plans, approve grants of stock options and approve compensation for executive officers.

DIRECTORS' COMPENSATION

     Prior to October 2002, directors received no cash compensation for serving on our board of directors or any committee, although directors were and continue to be reimbursed for expenses incurred in attending board of directors and committee meetings. Effective October 2002, non-employee directors are entitled to $2,500 per month in consideration for their service on our board of directors. We may also periodically award options to our directors under our existing stock option plan or otherwise. During fiscal year 2003, we have granted options to purchase an aggregate of 672,000 shares of our common stock to our directors and executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and the regulations thereunder require the directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities ("reporting persons") to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities, and to furnish us with copies of all reports that they file. The following reports were not timely filed: John L. Steinbrun, Senior Vice President, Chief Financial officer and director, did not timely file a Form 3 reporting the fact that he had become a reporting person when he was appointed Chief Financial Officer of the Company, and reporting a grant of 50,000 options that he received on April 1, 2003; Mr. Steinbrun also did not timely file a Form 4 to report two purchases of common stock on the open market; directors John McConnaughy, Geoff Gerard, and Harold Estes did not timely file Forms 4 to report grants of 50,000 options each granted May 29, 2003; and Mr. Estes did not timely file a Form 4 to report purchases of common stock on the open market.


CODE OF ETHICS

     Amex rules that were approved by the Securities and Exchange Commission on December 1, 2003 require, among other things, that we adopt one or more codes of conduct and ethics no later than six months after that date. The codes of conduct and ethics must be applicable to all of our directors, officers and employees, meet the definition of a "code of ethics" as set forth in Item 406(b) of Regulation S-K of the Securities and Exchange Commission, and otherwise comply with Amex rules.

     Our employee handbook has for many years included various provisions designed to assure the honest and ethical conduct of our officers and employees. However, we do not consider our employee handbook to comprise a code of conduct and ethics as contemplated by Amex and the Securities and Exchange Commission. We have not yet had an opportunity to prepare such a code of conduct and ethics.

     However, we intend to adopt as soon as practicable one or more codes of conduct and ethics that meet the newly finalized Amex and Securities and Exchange Commission requirements. Once adopted, we will make our codes of conduct and ethics and information regarding waivers or amendments to the code publicly available as required by applicable rules and regulations and will provide a copy of the codes of conduct and ethics to any person without charge, upon written request to Overhill Farms, Inc., Attention: Investor Relations, 2727 East Vernon Avenue, Vernon, California 90058.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

                           SUMMARY COMPENSATION TABLE

     The following table sets forth for fiscal years 2003, 2002 and 2001 compensation awarded or paid to Mr. James Rudis, our Chairman, Chief Executive Officer and President, and Mr. William E. Shatley, our Senior Vice President and Treasurer, for services rendered to TreeCon Resources and its subsidiaries (including Overhill Farms, Inc.). Mr. Rudis and Mr. Shatley are the only individuals who served as executive officers of TreeCon Resources during the year ended September 30, 2003 who also served as Overhill Farms, Inc. executive officers. The following table also sets forth for fiscal years 2003, 2002 and 2001 compensation awarded to Mr. John L. Steinbrun, our Senior Vice President and Chief Financial Officer, and Mr. Richard A. Horvath, our Senior Vice President and Secretary, for services rendered to Overhill Farms, Inc. The compensation described in this table for Mr. Rudis and Mr. Shatley was paid by TreeCon Resources and/or Overhill Farms. Mr. Rudis, Mr. Shatley, Mr. Steinbrun and Mr. Horvath are also referred to in this section as "named executive officers." Other than as indicated in the table below, none of our executive officers received salary plus bonus in excess of $100,000 for fiscal year 2003.

                                                                                LONG-TERM
                                                                               COMPENSATION
                                            ANNUAL COMPENSATION                   AWARDS
                                            -------------------                   ------
                                                                 OTHER          SECURITIES
        NAME AND                                                 ANNUAL         UNDERLYING       ALL OTHER
  PRINCIPAL POSITIONS    YEAR        SALARY          BONUS     COMPENSATION      OPTIONS       COMPENSATION
  -------------------    ----        ------          -----     ------------      -------       ------------
                                                                   (1)             (5)
James Rudis,             2003       $230,000          --            --           300,000            --
  Chief Executive        2002       $230,000          --            --             --               --
  Officer And            2001       $230,000        $40,000         --             --               --
  President

John L. Steinbrun,       2003        $115,235 (2)     --            --            50,000            --
  Senior Vice            2002          --             --            --             --               --
  President And          2001          --             --            --             --               --
  And Chief Financial
  Officer


Richard A. Horvath,      2003       $136,816 (3)(4)   --            --            20,000            --
  Senior Vice            2002       $140,000          --            --             --               --
  President,             2001       $140,000        $20,000         --             --               --
  Secretary and Former
  Chief Financial
  Officer

William E. Shatley,      2003       $141,431 (3)      --            --           150,000            --
  Senior Vice            2002       $168,000          --            --             --               --
  President              2001       $168,000        $15,000         --             --               --
  And Treasurer

------------

(1) The named executive officers each received certain perquisites and other personal benefits from Overhill Farms and/or TreeCon Resources during fiscal years 2003, 2002 and 2001. These perquisites and other personal benefits, however, did not equal or exceed 10% of the named executive officers' salary and bonus during fiscal years 2003, 2002 or 2001.

(2)    Mr. Steinbrun's employment with our company commenced April 1, 2003.

(3)    Excludes salaries for which payment has been deferred as discussed below.

(4)    Mr. Horvath served as our Chief Financial Officer until March 31, 2003.

(5)    Stock options granted during the fiscal year ended September 28, 2003.

                        OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides information regarding options granted in fiscal year 2003 to the named executive officers. We did not grant any stock appreciation rights in fiscal year 2003. This information includes hypothetical potential gains from stock options granted in fiscal year 2003. These hypothetical gains are based entirely on assumed annual growth rates of 5% and 10% in the value of our common stock price over the 10-year life of the stock options granted in fiscal year 2003. These assumed rates of growth were selected by the Securities and Exchange Commission for illustrative purposes only and are not intended to predict future stock prices, which will depend upon market conditions and our future performance and prospects.


                                              INDIVIDUAL GRANTS
                                              -----------------
                                                 PERCENT
                                                OF TOTAL
                                                 OPTIONS                              POTENTIAL REALIZABLE VALUE
                                  NUMBER OF    GRANTED TO                        AT ASSUMED ANNUAL RATES OF STOCK PRICE
                                 SECURITIES     EMPLOYEES   EXERCISE               APPRECIATION FOR OPTION TERM (2)
                        GRANT    UNDERLYING     IN FISCAL   PRICE PER EXPIRATION   --------------------------------
NAME                    DATE   OPTIONS GRANTED  YEAR (1)      SHARE      DATE             5%            10%
----                  ------- ---------------- ----------   --------- ----------     -----------   ------------
James  Rudis........  10/01/02     300,000 (3)    57.7%         $1.60  09/30/12     $303,000       $765,000
John L. Steinbrun...  04/01/03      50,000 (3)     9.6%         $0.70  03/31/08       $9,500        $21,500
Richard A. Horvath..  10/01/02      20,000 (3)     3.8%         $1.60  09/30/12      $20,200        $51,000
William E. Shatley..  10/01/02     150,000 (3)    28.9%         $1.60  09/30/12     $151,500       $382,500

------------

(1) Based on options to purchase 520,000 shares granted to our employees during fiscal year 2003.

(2) Calculated using the potential realizable value of each grant.

(3) The options vested and became exercisable at the date of grant.

           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                             YEAR-END OPTION VALUES

     The following table provides information regarding the number of shares of common stock underlying exercisable held by the named executive officers at September 28, 2003. An option is in-the-money if the fair market value for the underlying securities exceeds the exercise price of the option. None of the options were in-the-money at September 28, 2003, and no options were exercised by the named executive officers during fiscal year 2003.

                                                              NUMBER OF
                                                        SECURITIES UNDERLYING              VALUE OF UNEXERCISED
                                                       UNEXERCISED OPTIONS AT             IN-THE-MONEY OPTIONS AT
                          SHARES                         SEPTEMBER 28, 2003               SEPTEMBER 28, 2003 (1)
                         ACQUIRED       VALUE    ---------------------------------  ----------------------------------
NAME                    ON EXERCISE   REALIZED      EXERCISABLE     UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
----                   ------------- ----------- ----------------  ---------------  ----------------   ---------------
James Rudis.........         --           --          300,000            --                --                --
John L. Steinbrun...         --           --           50,000            --                --                --
Richard A. Horvath..         --           --           20,000            --                --                --
William E. Shatley..         --           --          150,000            --                --                --


------------

(1) Based on the last reported sale price of our common stock of $0.57 on September 26, 2003 (the last trading day during fiscal year 2003) as reported by the American Stock Exchange, minus the exercise price of the options.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     We are a party to employment agreements with James Rudis, our Chief Executive Officer and President, William E. Shatley, our Senior Vice President and Treasurer, and John L. Steinbrun, our Senior Vice President and Chief Financial Officer. We do not maintain employment agreements with any of our other personnel.

     JAMES RUDIS AND WILLIAM E. SHATLEY EMPLOYMENT AGREEMENTS

     Mr. Rudis' and Mr. Shatley's initial employment agreements entered into with TreeCon Resources and us each have an initial term of five years, commencing November 1, 1999, automatically renewing from year to year thereafter unless terminated by either party. These agreements provide that we will review their compensation annually and may increase it in a percentage not less than that of the annual increase in the cost of living. Each employment agreement contains a covenant by the executive not to compete with us during the term of his employment and for a period of one year thereafter. We have agreed to make available at our expense for each of the executives a $1 million life insurance policy payable to a beneficiary of his choice and to pay to each of the executives up to $800 per month for an automobile lease and to reimburse each of them for all operating expenses relating to the leased automobile.

     These employment agreements also provide that if the executive is terminated by reason of his death or disability, he or his estate is entitled to receive:

     o his base salary through date of termination, which is the last day of the month in which his death occurs or the earlier of the date that is six months after he becomes disabled or the date that he is eligible to receive long-term disability benefits;

     o all bonuses earned through the date of termination, paid in accordance with the terms of the bonus plan pursuant to which the bonus was earned;

     o    accrued but unused vacation and sick leave pay;

     o reimbursement for reasonable and necessary business expenses incurred before termination;

     o    all rights to which he is granted under our life insurance policy; and

     o all amounts to which he is entitled under any profit sharing plan of our company.

     If the executive voluntarily resigns prior to the end of the term, he is entitled to receive all amounts that he would receive if he was terminated as a result of death or disability, and accrued but unused personal business days paid at a per diem rate equivalent to the executive's then current salary, provided, however, that he will not be entitled to receive any bonus payments.

     If the executive is terminated for cause, he is entitled to receive all amounts that he would receive if he was terminated as a result of death or disability, except that he is not entitled to receive any reimbursement of business expenses. If he is terminated other than for cause, he is entitled to receive all amounts that he would receive if he was terminated as a result of death or disability, his salary for the remainder of the term of the agreement, any bonus earned through the date of termination, paid in accordance with the terms of the bonus plan pursuant to which any bonus may have been earned, accrued but unused personal business days paid at a per diem rate equivalent to the executive's then current salary, and monthly payments for one year equal to the monthly premium required to maintain his life and health insurance benefits pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 under our group insurance plan. If he is terminated other than for cause, he is also entitled to have all indebtedness by him to us forgiven and to use the car provided to him in his employment agreement for one year following the date of termination.

     Effective as of October 30, 2003, we amended Mr. Rudis' employment contract with us to provide, among other things, for an increase in his annual compensation to $275,000 from $230,000. This amendment also provided that the term of his employment agreement with us be extended to end on October 31, 2006 and shall continue to extend from year to year thereafter unless terminated by us upon giving minimum notice of at least ninety days prior to the expiration of the initial term or the anniversary or renewal date of the beginning of the next annual extension period.

     Effective as of May 1, 2003, we restructured the payment of Mr. Shatley's salary. Pursuant to the terms of his employment agreement, he was then entitled to a monthly salary of $15,000. We agreed with Mr. Shatley that his salary will be paid at the monthly rate of $7,500 through the term of his employment agreement, which expires on October 31, 2004, and the remaining balance of the $15,000 monthly salary will be paid in four quarterly installments, the first of which will be payable upon the expiration of the employment agreement. If we reach satisfactory terms for continued employment, any offer by us of continued employment will take into consideration this deferment.

     RICHARD A. HORVATH EMPLOYMENT AGREEMENT

Mr. Horvath's employment agreement, which included a covenant not to compete with us during the term of his employment and for a period of one year thereafter, expired on October 31, 2003. Mr. Horvath's employment is continuing on an at-will basis at an annual salary of $140,000. He is entitled to an automobile allowance consistent with our usual practice.

     JOHN L. STEINBRUN EMPLOYMENT AGREEMENT

     Mr. Steinbrun's employment agreement initially provided for a term of one year, commencing April 1, 2003, a total salary of $225,000 and a discretionary bonus based on performance, as determined by our board of directors. Mr. Steinbrun received an immediately vested and exercisable five-year option to purchase up to 50,000 shares of common stock at an exercise price of $0.70 per share under our 2002 Employee Stock Option Plan.

     Effective as of November 1, 2003, we amended the employment agreement with Mr. Steinbrun to provide for an increase in his annual compensation to $250,000, and for an extension of the term of the employment agreement through April 30, 2005. We may elect to terminate Mr. Steinbrun's employment without cause prior to the expiration of the term through prior written notice, provided that we pay to Mr. Steinbrun upon termination the entire balance of the salary that he otherwise would have earned during the remainder of the term.

     Mr. Steinbrun is entitled to an automobile allowance of $600 per month. Upon termination of his employment, he will be entitled to receive all accrued compensation as of the date of termination, accrued but unused vacation and sick leave pay, any reimbursement owed to him for reasonable and necessary business expenses previously incurred and all amounts vested as of the date of termination pursuant to any company profit sharing plan.

2002 EMPLOYEE STOCK OPTION PLAN OF OVERHILL FARMS, INC.

     Our board of directors adopted the 2002 Employee Stock Option Plan of Overhill Farms, Inc. and it became effective after the spin-off, and our stockholders approved the plan at our annual meeting of stockholders held in August 2003. We have reserved 800,000 shares of our common stock for issuance under the plan. The plan is intended to advance our best interests to attract, retain and motivate directors, officers, key employees and consultants by providing them with additional incentives through the award of incentive stock options and non-qualified stock options.

     ELIGIBILITY

     Our employees, directors, consultants and advisors are eligible to be granted awards under the plan. However, only our employees will be eligible to receive incentive stock options.

     ADMINISTRATION

     The plan is administered by the Compensation Committee of our board of directors or another committee appointed by our board of directors composed of outside directors. The committee will have the discretion and the authority to adopt rules and regulations for carrying out the purposes of the plan.

     STOCK OPTIONS

     The stock option plan provides for the grant of both options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code, as well as non-qualified stock options. The maximum term of a stock option granted under the stock option plan is ten years, except that with respect to incentive stock options granted to a person who beneficially owns stock having more than 10% of the voting power of our stock, the term of an option shall not exceed five years.

     Options will be issued at an exercise price determined by the committee except that the exercise price of incentive stock options granted under the stock option plan must be at least equal to the fair market value of our common stock on the date of the grant. However, for any optionee who beneficially owns stock possessing more than 10% of the voting power of our stock, the exercise price for incentive stock options must be at least 110% of the fair market value of our common stock on the date of the grant. The exercise price of non-qualified stock options will be determined by the committee and may be less than, equal to or greater than the fair market value of our common stock on the date of the grant. The aggregate fair market value on the date of grant of the common stock for which incentive stock options are exercisable by an optionee during any calendar year may not exceed $100,000.

     Options granted under the stock option plan may be exercised in whole or in part as specifically set forth in the option agreement, and, except as provided by law, no incentive stock options may be transferred except by will or by the laws of descent and distribution. The committee may provide in an agreement granting non-qualified options that the non-qualified options are transferable and the extent to which the non-qualified options are transferable. The board of directors may terminate the stock option plan after its adoption in whole or in part at any time and may amend the stock option plan after its adoption from time to time without stockholder approval so long as no stock option award is revoked or altered in a manner unfavorable to the holder and subject to applicable federal and stock exchange rules. The stock option plan is expected to terminate on the tenth anniversary of the effective date of the stock option plan, unless terminated earlier by the board of directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Effective as of October 29, 2002, we established a compensation committee that was composed of Messrs. Gerard and McConnaughy and then-director Mr. Schleizer, who resigned in March 2003. Since April 2003, our compensation committee has been composed of Messrs. Gerard, McConnaughy and Estes.

     No member of the compensation committee is an officer or employee of our company or has had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K under the Securities Act of 1933, as amended ("Securities Act"). None of our executive officers serves as a member of a compensation committee of another corporation (or other board committee of such company performing similar functions or, in the absence of any such committee, the entire board of directors of such corporation), one of whose executive officers serves on our compensation committee. None of our executive officers serves as a director of another corporation, one of whose executive officers served on our compensation committee. None of our executive officers serves as a member of a compensation committee of another corporation (or other board committee of such corporation performing similar functions or, in the absence of any such committee, the entire board of directors), one of whose executive officers serves as one of our directors.

DIRECTOR COMPENSATION

     Directors who are also employees of the company receive no additional compensation for services as directors. Nonemployee directors are entitled to $2,500 per month in consideration for their service on our board of directors. We may also periodically award options to our directors under our existing stock option plan or otherwise. To date we have granted options to purchase an aggregate of 672,000 shares of our common stock to our directors and to executive officers that also serve as directors.

BOARD AUDIT COMMITTEE REPORT

     The audit committee of our board of directors reviewed and discussed with the independent auditors all matters required by generally accepted auditing standards, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees," and reviewed and discussed our audited financial statements, both with and without management present. In addition, the audit committee obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors' independence consistent with Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees," and discussed with the auditors any relationships that may impact their objectivity and independence and satisfied itself as to the auditors' independence.

     Based upon the audit committee's review and discussions with management and the independent auditors, the audit committee recommended to our board of directors that our audited financial statements be included in our annual report on Form 10-K for fiscal year 2003, for filing with the Commission.

                                              AUDIT COMMITTEE:

                                              John E. McConnaughy, Jr., Chairman
                                              Geoffrey A. Gerard
                                              Harold Estes

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         ------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

     As of December 15, 2003, a total of 14,805,556 shares of our common stock and 23.57 shares of our Series A Convertible Preferred Stock (currently convertible into 283,076 shares of our common stock) were outstanding. The following table sets forth certain information with respect to beneficial ownership of our voting stock as of December 15, 2003, by:

     o    each of our directors;

     o    each of our named executive officers;

     o    all of our directors and executive officers as a group; and

     o each person known by us to beneficially own more than 5% of the outstanding shares of any class of our voting stock as of the date of the table.

     Beneficial ownership is determined in accordance with Rule 13d-3 promulgated by the Commission, and generally includes voting or investment power with respect to securities. Except as indicated below, we believe each holder possesses sole voting and investment power with respect to all of the shares of voting stock owned by that holder, subject to community property laws where applicable. In computing the number of shares beneficially owned by a holder and the percentage ownership of that holder, shares of common stock subject to options or warrants or underlying convertible notes or convertible preferred stock held by that holder that are currently exercisable or convertible or are exercisable or convertible within 60 days after the date of the table are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person or group.

         The inclusion of shares in this table as beneficially owned is not an admission of beneficial ownership. Except as indicated below, the address for each named beneficial owner is the same as ours.

                                                                        Shares Beneficially Owned
                                                                        -------------------------

         Name of Beneficial Owner                                       Number         Percentage of Class
         ------------------------                                       ------         -------------------
         James Rudis (1)..................................              578,950                3.8
         John L. Steinbrun (2)............................              126,900                  *
         Richard A. Horvath (3)...........................               25,750                  *
         William E. Shatley (4) ..........................              352,350                2.4
         Harold Estes (5).................................            2,184,150               14.7
         Geoffrey A. Gerard (6)...........................               52,000                  *
         John E. McConnaughy, Jr. (7).....................              660,300                4.4
         Levine Leichtman Capital Partners II, L.P........
                Common Stock..............................            5,688,022(8)            37.7
                Series A Convertible Preferred Stock......                23.57              100.0
         All directors and officers as a group
            (7 persons)(9)................................            3,980,400               25.7

---------------------------------------------------------------------
* Indicates beneficial ownership of less than 1% of our common stock.


(1)  Includes options to purchase 300,000 shares of common stock.

(2)  Includes options to purchase 50,000 shares of common stock.

(3)  Includes options to purchase 20,000 shares of common stock.

(4) Includes options to purchase 150,000 shares of common stock and 79,100 shares that Mr. Shatley may be deemed to beneficially own as a general partner in a family limited partnership.

(5) Includes options to purchase 50,000 shares of common stock. Mr. Estes' address is 6004 South U.S. Highway 59, Lufkin, Texas 75901.

(6)  Consists of options to purchase 52,000 shares of common stock.

(7) Includes options to purchase 50,000 shares of common stock. Mr. McConnaughy's address is 3 Parklands Drive, Darien, Connecticut 06820.

(8) Includes (a) 200 shares of common stock issuable upon exercise of two warrants owned by Levine Leichtman Capital Partners II, L.P. ("LLCP") and
     (b) 283,076 shares of common stock, issuable upon conversion of 23.57 shares of our Series A Convertible Preferred Stock owned by LLCP. LLCP California Equity Partners II, L.P., a California limited partnership, is the sole general partner of LLCP. Levine Leichtman Capital Partners, Inc., a California corporation, is the sole general partner of the LLCP California Equity Partners II, L.P. Arthur E. Levine is a director, the President and a shareholder of Levine Leichtman Capital Partners, Inc. Lauren B. Leichtman is a director, the Chief Executive Officer and a shareholder of Levine Leichtman Capital Partners, Inc. The address of each of LLCP, LLCP California Equity Partners II, L.P., Levine Leichtman Capital Partners, Inc., Mr. Levine and Ms. Leichtman is c/o Levine Leichtman Capital Partners II, L.P., 335 North Maple Drive, Suite 240, Beverly Hills, California 90210.

(9) Includes 672,000 shares of common stock underlying options and 79,100 shares of common stock that Mr. Shatley may be deemed to beneficially own as a general partner in a family limited partnership.

EQUITY COMPENSATION PLAN INFORMATION

        The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of September 28, 2003.

                                                                                              NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                       NUMBER OF SECURITIES TO        WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                       BE ISSUED UPON EXERCISE         EXERCISE PRICE         EQUITY COMPENSATION
                                           OF OUTSTANDING         OF OUTSTANDING OPTIONS,       PLANS (EXCLUDING
                                         OPTIONS, WARRANTS               WARRANTS             SECURITIES REFLECTED
     PLAN CATEGORY                           AND RIGHTS                 AND RIGHTS               IN COLUMN (a))
     -------------                           ----------                 ----------               --------------
                                                 (a)                        (b)                        (c)
Equity compensation plans approved
  by security holders                        672,000 (1)                    $1.28                    128,000 (2)

Equity compensation plans not
  approved by security holders                    --                        --                           --

     Total                                   672,000                        $1.28                    128,000

-----------------------
     (1) Represents shares of common stock underlying options granted under our 2002 Employee Stock Option Plan.

     (2) Represents shares of common stock authorized for issuance under our 2002 Employee Stock Option Plan, which plan was adopted by our board of directors and then sole stockholder on September 25, 2002, to be effective as of October 29, 2002. Our 2002 Employee Stock Option Plan provides that if, at any time while that plan is in effect or unexercised options granted under that plan are outstanding, there is an increase or decrease in the number of issued and outstanding shares of common stock of our company through the declaration of a stock dividend or through a recapitalization that results in a stock split, combination or exchange of shares, then appropriate adjustment shall be made in the maximum number of shares authorized for issuance under that plan so that the same proportion of our issued and outstanding shares of common stock will continue to be subject to being optioned under that plan, and appropriate adjustment will be made in the number of shares and the exercise price per share then subject to outstanding options so that the same proportion of our issued and outstanding shares will remain subject to purchase at the same aggregate exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     From time to time, we made advances to TreeCon Resources for various purposes in the context of our parent-subsidiary relationship. Additionally, we netted accumulated federal income tax liabilities payable to TreeCon Resources against amounts owed from TreeCon Resources to us. We had approximately $10.5 million in net receivables from TreeCon Resources as of September 29, 2002. During the fiscal years ended September 28, 2003, September 29, 2002 and September 30, 2001, we made cash payments to, or on behalf of, TreeCon Resources of approximately $950,000, $1.2 million and $500,000, respectively for various purposes including tax payments, expense reimbursement and other corporate purposes. In connection with the spin-off, after giving effect to the netting of federal income tax liabilities payable to TreeCon Resources against our receivable from TreeCon Resources, the remaining net intercompany balance of approximately $11.5 million payable to us by TreeCon Resources was cancelled as described below. Also in connection with the spin-off, TreeCon Resources transferred to us two promissory notes made in the amounts of $207,375 and $184,875, made by Mr. Rudis and Mr. Shatley, respectively. These notes became due and payable on September 24, 2003 and are collateralized solely by the common stock of TreeCon Resources. Based on our assessment of the collectibility of these notes, including the value of the subject collateral, we assigned no value to the notes upon their receipt, and the notes continued to have no recorded value at September 28, 2003. In connection with the spin-off, TreeCon Resources agreed to indemnify us with respect to any current or future tax liabilities for which we might otherwise be liable resulting from the operations of any entity other than us. We agreed with TreeCon Resources to cancel the remaining net intercompany amounts owed to us of approximately $11.5 million by TreeCon Resources as of October 29, 2002 after obtaining the appropriate consents under our financing arrangements.

     Following the spin-off, Mr. Rudis has remained as a director of TreeCon Resources to facilitate the transition of TreeCon Resources and Overhill Farms, Inc. into two separate companies. Mr. Rudis has agreed to resign all positions with TreeCon Resources, and did timely resign, prior to December 31, 2003. Among our outside directors we appointed to our board of directors in connection with the spin-off, Harold Estes was appointed to our board of directors. Mr. Estes is the President of Texas Timberjack, Inc., a wholly owned subsidiary of TreeCon Resources. He was elected as a director of TreeCon Resources in February 1996 and resigned from the TreeCon Resources board of directors in April 1997. Mr. Estes has been President of Texas Timberjack, Inc. since 1984, when he acquired Texas Timberjack, Inc. from Eaton Corporation.

     LLCP, our senior subordinated creditor, is the holder of a secured senior subordinated note, which it purchased from us in November 1999 pursuant to a securities purchase agreement. We have amended and restated the securities purchase agreement, the note and various related agreements on several occasions, the latest of which was completed effective October 31, 2003. The second amended and restated secured senior note has a stated principal amount of $28.858 million, bears interest payable monthly at a base rate of 13.5% per annum, subject to increase upon the occurrence of an interest rate event, as defined, or even of default and a maturity date extended to October 31, 2006. The securities purchase agreement contains various covenants, including financial covenants covering restrictions on capital expenditures, minimum EBITDA and net worth levels, and specified debt service and debt to equity ratios. In addition, the terms of the securities purchase agreement prohibit changes in control, including ownership and management personnel, and contains customary restrictions on incurring indebtedness and liens, making investments, paying dividends and making loans or advances. The note and all other obligations owing by us to LLCP are secured by subordinated liens on substantially all of our assets. The agreement requires us to pay LLCP, during each January, annual consulting fees of $180,000.

     In connection with the original securities purchase agreement in 1999, we issued to LLCP a warrant to purchase 166.04 shares of our common stock exercisable immediately at an exercise price of $0.01 per share. The warrant became exercisable for 1,994,141 shares of our common stock at an exercise price of $0.0000008 per share after giving effect to the 12,010-shares-for-1 stock split declared in connection with the spin-off. This warrant was exercised as to 1,994,040 shares in December 2002, with one share being surrendered and cancelled in a cashless exercise, and remains exercisable as to 100 shares. At the date of issuance, this warrant was estimated to have a fair value of $2.37 million.

     In 2002 and 2003, we entered into various amendments to our securities purchase agreement with LLCP with respect to, among other things, the consolidation of our facilities and amendments to our financial covenants with it. In exchange for LLCP's consent and agreement to amend the securities purchase agreement and other investment documents and certain other consideration, in January 2002 we issued to it 23.57 shares of our Series A Convertible Preferred Stock valued at $750,000, and in September 2002 we issued to it a warrant to purchase 57.57 shares of our common stock valued at $1.1 million and agreed to pay a refinancing fee in an aggregate amount of $423,000 payable in three installments ending in March 2003. After giving effect to the 12,010-shares-for-1 stock split declared in connection with the spin-off, the shares of Series A Convertible Preferred Stock are convertible into 283,076 shares of our common stock, and the warrant was exercisable for 691,416 shares of our common stock at an exercise price of $0.0000008 per share. This warrant was exercised as to 691,315 shares in December 2002, with one share being surrendered and cancelled in a cashless exercise, and remains exercisable as to 100 shares. The designations for the Series A Convertible Preferred Stock provide the holder with, among other things, a liquidation preference per share of $31,820.11, plus declared and unpaid dividends, voting rights along with holders of common stock, protective provisions, conversion rights and anti-dilution protection.

     Our original securities purchase agreement with LLCP provided that, immediately following the spin-off, the creditor was entitled to anti-dilution protection so that the shares of common stock issuable upon exercise of its warrants and conversion of its shares of our Series A Convertible Preferred Stock would represent in the aggregate not less than 24.0% of our outstanding shares of capital stock, determined on a fully diluted basis and including the reservation of shares of common stock for issuance under our 2002 Employee Stock Option Plan. In November 2002, we issued 252,632 shares of our common stock to LLCP representing all shares issuable pursuant to the anti-dilution protection.

     We are party to an amended and restated investor rights agreement with LLCP, as the holder of our equity securities. Under the agreement as amended on October 31, 2003:

     o the holder has the right to designate up to four nominees to our board of directors, and Mr. Rudis is obligated to vote his shares of our common stock for those nominee(s);

     o the holder has co-sale rights with respect to shares of our common stock owned by Mr. Rudis such that the holder may either reduce the number of shares that Mr. Rudis can sell to a proposed purchaser so that the holder can sell some of the holder's shares to the proposed purchaser, or the holder may require Mr. Rudis to purchase some of the holder's shares if the purchaser purchases shares only from Mr. Rudis and not from the holder;

     o Mr. Rudis is permitted to sell up to 50,000 shares of our common stock in open market transactions during any fiscal year without complying with the co-sale procedures, but a change in control will occur if Mr. Rudis does not continue directly or beneficially to own or hold 300,000 shares;

     o the holder has a right of first refusal to purchase its pro rata share of certain issuances of our capital stock;

     o we will continue to pay to the holder, or one of its affiliates, an annual consulting fee of $180,000 in each January, through 2006, for its review and analysis of financial matters and participation in an informal operating committee that reviews our budgets, operating plans and related matters. The consulting fees are subject to acceleration in the event of a change in control or the payment in full of all of our obligations under the senior subordinated note we issued to the holder;

     o the agreement contains certain restrictions regarding our ability to grant options to our directors, executive officers, consultants and key employees and to amend any existing stock option plans or adopt or approve any new stock option or stock purchase plans;

     o LLCP has the right to pursue remedies against us and/or Mr. Rudis if there is a breach of Mr. Rudis' liabilities and obligations under the agreement; and

     o Mr. Rudis was obligated to resign, and did timely resign, from all of his positions at TreeCon Resources, Inc., our former parent, no later than December 31, 2003.

     On October 31, 2003, we agreed to terminate the equity repurchase option agreement with LLCP, whereby we had the right, under certain circumstances, to repurchase from it the shares of our common stock issuable upon exercise of the warrants and conversion of the shares of our Series A Convertible Preferred Stock it holds.

     In connection with our financing arrangements with LLCP, we entered into an amended and restated registration rights agreement with it, as the holder of the warrant we issued to it, whereby we agreed to register under the Securities Act of 1933, as amended, shares of our common stock it holds or acquires, which includes shares of our common stock it acquires upon exercise of its warrants to purchase our common stock, conversion of its shares of our Series A Convertible Preferred Stock and any other acquisition of our common stock. In addition, we agreed under certain circumstances, upon the request of the holder, to include its shares of our common stock in a securities registration that we undertake on our behalf or on behalf of others.

     To assist us in meeting our liquidity needs, effective as of April 4, 2003, we entered into amendments to our then-existing securities purchase agreement with LLCP, the note and certain related agreements, pursuant to which LLCP waived our non-compliance with certain covenants under the securities purchase agreement and certain other documents, and LLCP purchased from us a secured senior subordinated bridge note in the principal amount of $3.0 million, bearing interest at 15% and initially was due and payable January 30, 2004, thereby providing us with the liquidity we needed to meet out short-term payment obligations. In a related transaction, LLCP also agreed with Union Bank that it or an LLCP affiliate would acquire Union Bank's senior secured loans to us. Finally, as part of the bridge financing and in substantial consideration for LLCP's financial accommodations, we agreed to issue and sell to LLCP, and LLCP agreed to purchase from us, 2,466,759 shares of our common stock for a purchase price of $0.01 per share. We were originally required to issue and sell these shares to LLCP by April 16, 2003, but we were unable to meet that deadline. In addition, we were required to wind up and dissolve our subsidiary Overhill L.C. Ventures, Inc. by June 30, 2003, but we were also unable to meet that deadline. LLCP agreed to extend the issuance date to April 24, 2003, and then, in consideration of the payment by us to LLCP of an amendment fee of $125,000, to July 20, 2003. As discussed below, this deadline was further extended to August 20, 2003.

     After completing the bridge financing and submitting an application to Amex requesting listing of the shares to be issued to LLCP, Amex advised us that its approval of our listing application with respect to the issuance and sale of these shares to LLCP would be subject to approval of our stockholders. We obtained a waiver from LLCP for our failure to deliver these shares by July 20, 2003, provided that delivery of these shares be made on or before August 20, 2003. At a meeting of our stockholders held on August 11, 2003, the stockholders approved the issuance of these shares to LLCP; and we obtained Amex approval and delivered the shares prior to the expiration of the waiver. In connection with this transaction, a debt discount of approximately $1.65 million was recorded and is being amortized over a 10-month period ending in January 2004.

     Effective April 16, 2003, Pleasant Street, an affiliate of LLCP, acquired the senior secured loans previously made to us by Union Bank, and we and Pleasant Street amended and restated the senior secured loan arrangements on mutually acceptable terms and conditions. As a result of the repayment of Union Bank, we wrote off unamortized deferred financing costs of approximately $450,000 related to the arrangements with Union Bank. Under the new amended and restated loan and security agreement with Pleasant Street, $12.117 million owing to Union Bank on the effective date plus additional amounts newly advanced to us by Pleasant Street, $1.883 million, together with the $3.0 million owing to LLCP under the bridge note described above, were combined into a new $17.0 million Term A Loan, bearing interest at no less than 10%, subject to periodic adjustments, and due and payable on November 30, 2003. An additional $5.0 million advanced by Pleasant Street to us as of the effective date is evidenced by a Term B Loan, bearing interest at 15%, and initially was due and payable January 30, 2004. We used $3.0 million of proceeds from Term Loan A to repay the outstanding principal amounts of the term note issued to LLCP on April 4, 2003. The senior term loans may be prepaid without premium or penalty. The amended and restated loan and security agreement with Pleasant Street contains various covenants, including financial covenants covering restrictions on capital expenditures, minimum levels of EBITDA and net worth, and specified debt service and debt to equity ratios. In addition, the terms of the loan and security prohibit changes in control, including ownership and certain management personnel, and contain customary limitations on indebtedness and liens, making investments, paying dividends and making loans or advances. The senior notes and all other obligations owing by us to Pleasant Street are collateralized by substantially all of our assets.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Part II, Item 7 of this report for discussion of the refinancing arrangements we entered into in October 2003 with each of LLCP and Pleasant Street.

     In February and March 2003, we were a party to a consulting agreement with The Steinbrun Group ("SHA"), a business and financial consulting firm. We engaged SHA to provide management consulting services with the long-term objective of maintaining and improving our financial position and profitability and to train senior management of our company. Mr. Steinbrun, who became our Senior Vice President and Chief Financial Officer on April 1, 2003, is a stockholder, director and officer of SHA. We paid to SHA $80,400 for services rendered under the consulting agreement. These fees totaled more than 5% of SHA's estimated gross revenues for its fiscal year ending December 31, 2003.

     We are or have been a party to employment arrangements with related parties, as more particularly described above under the heading "Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

     The interest of the particular director, executive officer or security holder in each matter described above was disclosed to our board of directors before our board of directors approved the matter.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

     The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements for fiscal years 2003 and 2002, and fees billed for other services rendered by Ernst & Young LLP:

                                            2003               2002
                                    ------------------ -------------------
    Audit Fees                          $312,500           $578,355
    Audit-Related Fees                    18,000             77,000
    Tax Fees                              26,620             16,500
    All Other Fees
                                    ------------------ -------------------
                                      $  357,120           $671,855


     Fees for audit services include fees associated with the annual audit, and the reviews of our quarterly reports on Form 10-Q. Audit-related fees principally included payments for the company's registration statement. Tax fees included tax compliance, tax advice and tax planning. It is our policy to obtain pre-approval from the audit committee of our board of directors for all audit, tax, and other fees paid to our principal accountants.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

(a)  FINANCIAL STATEMENTS AND SCHEDULES
     ----------------------------------

     1.   The following financial statements are filed as part of this report:

          Report of Independent Auditors

          Balance Sheets--September 28, 2003 and September 29, 2002

          Statements of Operations--Years Ended September 28, 2003, September 29, 2002 and September 30, 2001

          Statements of Shareholders' Equity--Years Ended September 28, 2003, September 29, 2002 and September 30, 2001

          Statements of Cash Flows--Years Ended September 28, 2003, September 29, 2002 and September 30, 2001

          Notes to Financial Statements

     2. Schedules for which provision is made in the applicable rules and regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)  REPORTS ON FORM 8-K
     -------------------

     On July 25, 2003, we filed Amendment No. 1 to our report on Form 8-K for June 5, 2003, that contained Item 5 - Other Events and Required FD Disclosure and discussed matters relating to our annual stockholders' meeting. This Amendment No. 1 announced the rescheduling of our annual meeting to August 11, 2003.

     On August 7, 2003, we filed a report on Form 8-K that contained Item 5 - Other Events and Required FD Disclosure in which we announced that we had recently amended our bylaws and had entered into various agreements that had not yet been filed with the Securities and Exchange Commission. These documents were filed as exhibits to this Form 8-K.


(c)  EXHIBITS
     --------


EXHIBIT
NUMBER                                  EXHIBIT TITLE
------                                  -------------

3.1 (1) Form of Amended and Restated Articles of Incorporation of Overhill Farms, Inc. (Exhibit 3.1)

3.2 (1)      Form of Amended and Restated Bylaws of Overhill Farms, Inc.
             (Exhibit 3.2)

3.3 (4) Action with Respect to Bylaws of Overhill Farms, Inc., certified by the Secretary of Overhill Farms, Inc. as of June 13, 2003 (Exhibit 3.1)

3.4** Certificate of Amendment to Articles of Incorporation of Overhill Farms, Inc. filed August 12, 2003 with the Nevada Secretary of State

4.1 (1) Form of the specimen common stock certificate of Overhill Farms, Inc. (Exhibit 4.1)

10.1 (1) #   2002 Employee Stock Option Plan for Overhill Farms, Inc.
             (Exhibit 10.1)

EXHIBIT
NUMBER                                  EXHIBIT TITLE
------                                  -------------

10.2** Letter agreement dated June 24, 2002 between U.S. Growers Cold Storage, Inc. and Overhill Farms, Inc. and Lease dated December 2, 1983 between Eastcase Company and Overhill Foods Corp. regarding premises located at 3055 E. 44th Street, Vernon, California

10.3 (2) #   Employment Agreement, entered into as of November 1, 1999
             between Polyphase Corporation and Overhill Farms, Inc., jointly and severally, and James Rudis (Exhibit 10.36)

10.4 (2) #   Employment Agreement, entered into as of November 1, 1999
             between Polyphase Corporation and Overhill Farms, Inc., jointly and severally, and William E. Shatley (Exhibit 10.37)

10.5 (1) #   Employment Agreement, entered into as of November 1, 1999
             between Overhill Farms, Inc. and Andrew Horvath (Exhibit 10.5)

10.6 (1) Form of Amended and Restated Loan and Security Agreement among Overhill Farms, Inc., Overhill L.C. Ventures, Inc. and Union Bank of California, N.A. (Exhibit 10.6)

10.7 (2) Revolving Note, dated as of November 24, 1999, in the principal amount of $16,000,000, payable to the order of Union Bank of California, N.A., as payee, by Overhill Farms, Inc., as borrower (Exhibit 10.40)

10.8 (1) Form of Reaffirmation of Continuing Guaranty by Overhill L.C. Ventures, Inc. in favor of Union Bank of California, N.A. (Exhibit 10.8)

10.9 (1) Form of First Amendment to Pledge Agreement by Overhill Farms, Inc. and Overhill L.C. Ventures, Inc. in favor of Union Bank of California, N.A. (Exhibit 10.9)

10.10 (2)    Term Note, dated as of August 23, 2000, by Overhill Farms, Inc.
             in favor of Union Bank of California, N.A. (Exhibit 10.52)

10.11 (1)    Form of Amended and Restated Intercreditor and Subordination
             Agreement by and between Levine Leichtman Capital Partners II,
             L.P., as subordinated lender, and Union Bank of California, N.A., as senior lender (Exhibit 10.11)

10.12 (2)    Securities Purchase Agreement, dated as of November 24, 1999, by and among Overhill Farms, Inc., as issuer, Polyphase Corporation and Overhill L.C. Ventures, Inc., as guarantors, and Levine
             Leichtman Capital Partners II, L.P., as purchaser (Exhibit 10.44)

10.13 (2)    Consent and First Amendment to Securities Purchase Agreement,
             entered into as of August 23, 2000, by and among Overhill Farms, Inc., Levine Leichtman Capital Partners II, L.P., Polyphase
             Corporation and Overhill L.C. Ventures, Inc. (Exhibit 10.53)

10.14 (1)    Second Amendment to Securities Purchase Agreement, dated as of
             January 11, 2002, by and among Overhill Farms, Inc., Overhill
             Corporation, Overhill L.C. Ventures, Inc. and Levine Leichtman
             Capital Partners II, L.P. (Exhibit 10.14)

10.15 (1)    Consent and Third Amendment to Securities Purchase Agreement,
             dated as of January 31, 2002, by and among Overhill Farms, Inc., Overhill Corporation, Overhill L.C. Ventures, Inc. and Levine
             Leichtman Capital Partners II, L.P. (Exhibit 10.15)

10.16 (1)    Fourth Amendment to Securities Purchase Agreement, dated as of
             June 28, 2002, by and among Overhill Farms, Inc., Overhill
             Corporation, Overhill L.C. Ventures, Inc. and Levine Leichtman
             Capital Partners II, L.P. (Exhibit 10.16)

10.17 (1)    Fifth Amendment to Securities Purchase Agreement, dated as of
             September 11, 2002, by and among Overhill Farms, Inc., Overhill
             Corporation, Overhill L.C. Ventures, Inc. and Levine Leichtman
             Capital Partners II, L.P. (Exhibit 10.17)

EXHIBIT
NUMBER                                  EXHIBIT TITLE
------                                  -------------

10.18 (1)    Form of Amended and Restated Securities Purchase Agreement by
             and among Overhill Farms, Inc., as issuer, the entities from time to time parties thereto as guarantors, and Levine Leichtman Capital
             Partners II, L.P., as purchaser (Exhibit 10.18)

10.19 (2)    Secured Senior Subordinated Note, dated November 4, 1999, in the principal amount of $28,000,000, payable to the order of Levine
             Leichtman Capital Partners II, L.P. (Exhibit 10.45)

10.20 (1)    Amendment to Secured Senior Subordinated Note Due 2004, dated as of May 1, 2001, by Overhill Farms, Inc. in favor of Levine
             Leichtman Capital Partners II, L.P. (Exhibit 10.20)

10.21 (1)    Second Amendment to Secured Senior Subordinated Note Due 2004,
             dated as of September 11, 2002, by Overhill Farms, Inc. in favor of Levine Leichtman Capital Partners II, L.P. (Exhibit 10.21)

10.22 (1)    Form of Amended and Restated Secured Senior Subordinated Note
             in the principal amount of $28,000,000, payable to the order of Levine Leichtman Capital Partners II, L.P., as holder, by Overhill
             Farms, Inc., as borrower (Exhibit 10.22)

10.23 (2)    Form of Amended and Restated Warrant to Purchase 166.04 Shares
             of Common Stock of Overhill Farms, Inc., in favor of Levine
             Leichtman Capital Partners II, L.P. (Exhibit 10.46)

10.24 (1)    Warrant to Purchase 57.57 Shares of Common Stock of Overhill
             Farms, Inc., dated September 11, 2002, in favor of Levine Leichtman
             Capital Partners II, L.P. (Exhibit 10.24)

10.25 (2)    Investor Rights Agreement, entered into as of November 24,
             1999, by and among Overhill Farms, Inc., Polyphase Corporation and
             Levine Leichtman Capital Partners II, L. P. (Exhibit 10.47)

10.26 (2)    Amendment to Investor Rights Agreement, entered into as of
             August 25, 2000, by and among Overhill Farms, Inc., Polyphase
             Corporation and Levine Leichtman Capital Partners II, L.P. (Exhibit
             10.54)

10.27 (1)    Second Amendment to Investor Rights Agreement, dated as of
             January 11, 2002, by and among Overhill farms, Inc., Overhill
             Corporation and Levine Leichtman Capital Partners II, L.P. (Exhibit
             10.27)

10.28 (1)    Form of Amended and Restated Investor Rights Agreement by and
             among Overhill Farms, Inc., James Rudis, William E. Shatley and
             Levine Leichtman Capital Partners II, L.P. (Exhibit 10.28)

10.29 (1)    Registration Rights Agreement, dated as of November 24, 1999, by and between Overhill Farms, Inc. and Levine Leichtman Capital
             Partners II, L.P. (Exhibit 10.29)

10.30 (1)    Form of Amended and Restated Registration Rights Agreement by
             and between Overhill Farms, Inc. and Levine Leichtman Capital
             Partners II, L.P. (Exhibit 10.30)

10.31 (1)    Form of Amended and Restated Security Agreement, by Overhill
             Farms, Inc. and Overhill L.C. Ventures, Inc. in favor of Levine
             Leichtman Capital Partners II, L.P. (Exhibit 10.31)

10.32 (1)    Form of Amended and Restated Patent, Trademark and Copyright
             Security Agreement by Overhill Farms, Inc. and Overhill L.C.
             Ventures, Inc. in favor of Levine Leichtman Capital Partners II,
             L.P. (Exhibit 10.32)

10.33 (1)    Form of Amended and Restated Stock Pledge and Control
             Agreement, by Overhill Farms, Inc. in favor of Levine Leichtman
             Capital Partners II, L.P. (Exhibit 10.33)

10.34 (1)    Equity Repurchase Option Agreement, dated as of September 11,
             2002, between Overhill Farms, Inc. and Levine Leichtman Capital
             Partners II, L.P. (Exhibit 10.34)

EXHIBIT
NUMBER                                  EXHIBIT TITLE
------                                  -------------

10.35**      Master Lease Agreement dated as of August 1, 2002 between
             General Electric Capital Corporation and Overhill Farms, Inc. and related documentation regarding freezers and various other equipment

10.36 (2)    Master Co-Pack Agreement, entered into as of August 7, 2000, by and between Schwan's Sales Enterprises, Inc. and Overhill Farms,
             Inc. (Exhibit 10.49)

10.37 (3)    Second Amended and Restated Loan and Security Agreement, dated as of April 16, 2003, among Overhill Farms, Inc., Overhill L.C.
             Ventures, Inc. and Pleasant Street Investors, LLC (Exhibit 10.1)

10.38 (3)    Amended and Restated Secured Senior Term A Note, dated as of
             April 16, 2003 in the principal amount of $17,000,000, made by Overhill Farms, Inc. and payable to the order of Pleasant Street
             Investors, LLC (Exhibit 10.2)

10.39 (3)    Secured Senior Term B Note, dated as of April 16, 2003 in the stated principal amount of $5,000,000, made by Overhill Farms, Inc.
             and payable to the order of Pleasant Street Investors, LLC (Exhibit
             10.3)

10.40 (3)    Second Amended and Restated Securities Purchase Agreement,
             dated as of April 16, 2003, by and among Overhill Farms, Inc., the entities identified therein as Guarantors and Levine Leichtman
             Capital Partners, II, L.P.(Exhibit 10.4)

10.41 (3)    Agreement Regarding Repayment of Bridge Note, dated as of April
             16, 2003, by and among Overhill Farms, Inc., Overhill L.C.
             Ventures, Levine Leichtman Capital Partners II, L.P. and Pleasant
             Street Investors, LLC (Exhibit 10.5)

10.42 (3)    Amendment to Investor Rights Agreement, dated as of April 16,
             2003, by and among Overhill Farms, Inc., James Rudis, William E.
             Shatley and Levine Leichtman Capital Partners II, L.P. (Exhibit
             10.6)

10.43 (3)    Second Amendment to Amended and Restated Security Agreement,
             dated as of April 16, 2003, by Overhill Farm, Inc. and Overhill
             L.C. Ventures, Inc. in favor of Levine Leichtman Capital Partners
             II, L.P. (Exhibit 10.7)

10.44 (3)    Amendment to Equity Repurchase Option Agreement, dated as of
             April 16, 2003, by and between Overhill Farms, Inc. and Levine
             Leichtman Capital Partners II, L.P. (Exhibit 10.8)

10.45 (4) #  Letter agreement dated April 15, 2003 between Overhill Farms,
             Inc. and William Shatley regarding restructuring of salary payments (Exhibit 10.1)

10.46 (4) #  Letter agreement dated April 15, 2003 between Overhill Farms,
             Inc. and Andrew Horvath regarding restructuring of salary payments (Exhibit 10.2)

10.47 (4) #  Letter agreement dated April 3, 2003 between Overhill Farms,
             Inc. and John Steinbrun confirming the terms of employment (Exhibit 10.3)

10.48 (4)    Consulting Agreement dated effective February 10, 2003 between
             Steinbrun, Hughes and Associates dba The Steinbrun Group and
             Overhill Farms, Inc. (Exhibit 10.4)

10.49 (4)    Limited Release and Indemnity Agreement dated as of April 16,
             2003, among Union Bank of California, N.A., Levine Leichtman
             Capital Partners II, L.P. and Overhill Farms, Inc. (Exhibit 10.5)

10.50 (4) #  Limited Release Agreement dated effective as of October 29,
             2002 between Overhill Corporation, Overhill Farms, Inc. and James Rudis (Exhibit 10.6)

10.51 (4) #  Limited Release Agreement dated effective as of October 29,
             2002 between Overhill Corporation, Overhill Farms, Inc. and William Shatley (Exhibit 10.7)

EXHIBIT
NUMBER                                  EXHIBIT TITLE
------                                  -------------

10.52 (4)    Amendment to Amended and Restated Security Agreement dated as of April 4, 2003 by Overhill Farms, Inc. and Overhill L.C.
             Ventures, Inc. in favor of Levine Leichtman Capital Partners II,
             L.P. (Exhibit 10.8) 10.53 (4) Amendment to Continuing Guaranty dated as of April 16, 2003 between Overhill L.C. Ventures, Inc. and
             Pleasant Street Investors, LLC (Exhibit 10.13)

10.54 (4)    Acknowledgement and Reaffirmation of Loan Documents dated as of
             April 16, 2003 made by Overhill Farms, Inc. in favor of Pleasant
             Street Investors, LLC (Exhibit 10.14)

10.55 (4)    First Amendment to Second Amended and Restated Securities
             Purchase Agreement dated as of May 16, 2003, among Overhill Farms,
             Inc., the entities from time to time parties thereto as Guarantors and Levine Leichtman Capital Partners II, L.P. (Exhibit 10.15)

10.56 (4)    First Amendment to Second Amended and Restated Loan and
             Security Agreement dated as of May 16, 2003, among Overhill Farms,
             Inc., Overhill L.C. Ventures, Inc. and Levine Leichtman Capital
             Partners II, L.P. (Exhibit 10.16)

10.57 (4)    Second Amendment to Second Amended and Restated Securities
             Purchase Agreement dated as of June 19, 2003, among Overhill Farms,
             Inc., the entities from time to time parties thereto as Guarantors and Levine Leichtman Capital Partners II, L.P. (Exhibit 10.17)

10.58 (4)    Second Amendment to Second Amended and Restated Loan and
             Security Agreement dated as of June 19, 2003, among Overhill Farms,
             Inc., Overhill L.C. Ventures, Inc. and Levine Leichtman Capital
             Partners II, L.P. (Exhibit 10.18)

10.59 (4)    Conditional Waiver Letter dated July 18, 2003 between Levine
             Leichtman Capital Partners II, L.P. and Overhill Farms, Inc.
             relating to Second Amended and Restated Securities Purchase
             Agreement dated as of April 16, 2003, as amended (Exhibit 10.23)

10.60 (4)    Assignment of Patent, Trademark and Copyright Security
             Agreement dated as of April 16, 2003 among Union Bank of
             California, N.A., Pleasant Street Investors, LLC, Overhill Farms,
             Inc. and Overhill L.C. Ventures, Inc. (Exhibit 10.24).

10.61 (4)    Termination Agreement regarding Alternative Dispute Resolution
             Agreements dated as of April 16, 2003 between Overhill Farms, Inc.,
             Overhill L.C. Ventures, Inc. and Union Bank of California, N.A.
             (Exhibit 10.25)

10.62 (4)    Second Amended and Restated Revolving Note dated December 20,
             2002 made by Overhill Farms, Inc. in favor of Union Bank of California, N.A. (Exhibit 10.26)

10.63 (4)    Promissory Note dated September 25, 2001 in the principal
             amount of $207,375 made by James Rudis in favor of Overhill
             Corporation (Exhibit 10.27)

10.64 (4)    Promissory Note dated September 25, 2001 in the principal
             amount of $184,875 made by William Shatley in favor of Overhill
             Corporation (Exhibit 10.28)

10.65 (4)    Security Agreement dated September 25, 2001 between James Rudis and Overhill Corporation (Exhibit 10.29).

10.66 (4)    Security Agreement dated September 25, 2001 between William
             Shatley and Overhill Corporation (Exhibit 10.30)

10.67 (5)    Amendment to Amended and Restated Secured Senior Subordinated
             Note due 2004 dated as of April 4, 2003 between Overhill Farms,
             Inc. and Levine Leichtman Capital Partners II, L.P. (Exhibit 99.13)

10.68 (5)    Secured Senior Subordinated Bridge Note dated April 4, 2003 in the principal amount of $3,000,000 made by Overhill Farms, Inc. in favor of Levine Leichtman Capital Partners II, L.P. (Exhibit 99.12)

EXHIBIT
NUMBER                                  EXHIBIT TITLE
------                                  -------------

10.69 (5)    First Amendment to Amended and Restated Securities Purchase
             Agreement dated as of April 4, 2003, among Overhill Farms, Inc., the entities from time to time parties thereto as Guarantors and Levine Leichtman Capital Partners II, L.P. (Exhibit 99.11)

10.70 (6)    Second Amended and Restated Intercreditor and Subordination
             Agreement dated as of April 16, 2003 between Pleasant Street
             Investors, LLC and Levine Leichtman Capital Partners II, L.P.
             (Exhibit 99.20)

10.71 (6)    Limited Release and Indemnity Agreement dated as of April 16,
             2003, among Union Bank of California, N.A., Levine Leichtman
             Capital Partners II, L.P. and Overhill Farms, Inc. (Exhibit 99.15)

10.72 (7)    Pledge Agreement dated as of November 24, 1999 by Overhill
             Farms, Inc., Polyphase Corporation and Overhill L.C. Ventures, Inc.
             in favor of Union Bank of California, N.A. (Exhibit 10.4)

10.73 (7)    Continuing Guarantee dated as of November 24, 1999 by Overhill
             L.C. Ventures, Inc. and Polyphase Corporation in favor of Union
             Bank of California, N.A. (Exhibit 10.3)

10.74 (8)    Amended and Restated Warrant (No. LL-4) to purchase 100 shares of common stock of Overhill Farms, Inc., originally issued
             September 11, 2002, restated upon partial exercise as of December
             13, 2002, issued by Overhill Farms, Inc. in favor of Levine
             Leichtman Capital Partners II, L.P. (Exhibit 99.10)

10.75 (8)    Amended and Restated Warrant (No. LL-3) to purchase 100 shares of common stock of Overhill Farms, Inc., originally issued November
             24, 1999, amended and restated as of October 29, 2002, restated upon partial exercise as of December 13, 2002, issued by Overhill
             Farms, Inc. in favor of Levine Leichtman Capital Partners II, L.P.
             (Exhibit 99.9)

10.76 (9) #  Amendment to Employment Agreement dated October 30, 2003 between Overhill Farms, Inc. and James Rudis (Exhibit 10.1)

10.77 (9) #  Letter agreement dated October 30, 2003 confirming amendment to terms of April 3, 2003 employment agreement between Overhill Farms, Inc. and John Steinbrun (Exhibit 10.2)

10.78 (9)    Third Amendment to Second Amended and Restated Securities
             Purchase Agreement dated October 31, 2003 among Overhill Farms,
             Inc., the entities from time to time parties thereto as Guarantors, and Levine Leichtman Capital Partners II, L.P. (Exhibit 10.3)

10.79 (9)    Second Amended and Restated Secured Senior subordinated Note due 2006 in the principal amount of $28,858,000 made by Overhill
             Farms, Inc. in favor of Levine Leichtman Capital Partners II, L.P.
             on October 31, 2003 (Exhibit 10.4)

10.80 (9)    Third Amendment to Amended and Restated Security Agreement
             dated October 31, 2003 among Overhill Farms, Inc., any future subsidiaries of Overhill Farms, Inc. from time to time parties thereto, and Levine Leichtman Capital Partners II, L.P. (Exhibit
             10.5)

10.81 (9)    Second Amendment to Amended and Restated Investor Rights
             Agreement dated October 31, 2003 between Overhill Farms, Inc.,
             James Rudis and Levine Leichtman Capital Partners II, L.P. (Exhibit
             10.6)

10.82 (9)    Termination Agreement Re: Equity Repurchase Option Agreement
             dated October 31, 2003 between Overhill Farms, Inc. and Levine
             Leichtman Capital Partners II, L.P. (Exhibit 10.7)

10.83 (9)    Third Amendment to Second Amended and Restated Loan and
             Security Agreement dated October 31, 2003 between Overhill Farms,
             Inc. and Pleasant Street Investors, LLC (Exhibit 10.8)

10.84 (9)    Second Amended and Restated Secured Senior Term A Note in the
             principal amount of $17,800 000 made by Overhill Farms, Inc. in favor of Pleasant Street Investors, LLC on October 31, 2003
             (Exhibit 10.9)

EXHIBIT
NUMBER                                  EXHIBIT TITLE
------                                  -------------

10.85 (9)    First Amendment to and Consent Under Second Amended and
             Restated Intercreditor and Subordination Agreement dated October
             31, 2003 between Levine Leichtman Capital Partners II, L.P. and
             Pleasant Street Investors, LLC (Exhibit 10.10)

10.86 **     Industrial Real Estate Lease (Single-Tenant Facility) dated
             April 22, 1994 between Vernon Associates and Ernest Paper Products, Inc. and related addendum regarding premises located at 2727 E. Vernon Avenue, Vernon, California

10.87 ** Sublease dated as of January 1, 2002 by and between Ernest Paper Products, Inc. and Overhill Farms, Inc. and related documents regarding premises located at 2727 E. Vernon Avenue, Vernon, California

10.88 ** Standard Industrial/Commercial Single-Tenant Lease - Net dated January 1, 2002 by and between Vernon Associates, LLC and Overhill Farms, Inc. regarding premises located at 2727 E. Vernon Avenue, Vernon, California

10.89 ** Addendum to Standard Industrial/Commercial Single-Tenant Lease - Net regarding premises located at 2727 E. Vernon Avenue, Vernon, California

31** Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32** Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002

---------------------------

(1) Incorporated by reference to the exhibit shown in parentheses included in the Overhill Farms, Inc.'s Registration Statement on Form 10 (File No. 1-16699)

(2) Incorporated by reference to the exhibit shown in parentheses included in Overhill Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, filed by Overhill Corporation with the Securities and Exchange Commission

(3) Incorporated by reference to the exhibit shown in parentheses included in the Overhill Farms, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003

(4) Incorporated by reference to the exhibit shown in parentheses included in Overhill Farms, Inc.'s Current Report on Form 8-K for August 7, 2003 regarding the amendment of Overhill Farms, Inc.'s bylaws and various agreements entered into by Overhill Farms, Inc.

(5) Incorporated by reference to the exhibit shown in parentheses included in Amendment No. 2 to Schedule 13D for April 4, 2003 relating to ownership of Overhill Farms, Inc. by Levine Leichtman Capital Partners II, L.P.

(6) Incorporated by reference to the exhibit shown in parentheses included in Amendment No. 3 to Schedule 13D for April 16, 2003 relating to ownership of Overhill Farms, Inc. by Levine Leichtman Capital Partners II, L.P.

(7) Incorporated by reference to the exhibit shown in parentheses included in the Form 10-Q for TreeCon Resources, Inc. formerly known as Overhill Corporation (File No. 1-9083) for the quarter ended December 31, 1999

(8) Incorporated by reference to the exhibit shown in parentheses included in Amendment No. 1 to Schedule 13D for December 13, 2002 relating to ownership of Overhill Farms, Inc, by Levine Leichtman Capital Partners II, L.P.

(9) Incorporated by reference to the exhibit shown in parentheses included in the Overhill Farms, Inc.'s Current Report on Form 8-K for October 31, 2003 relating to the refinancing of its senior term loans and senior subordinated debt

**       Filed herewith

#        Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Vernon, the State of California, on December 24, 2003.

                               By:  /s/James Rudis
                                    --------------------------------------------
                                    Name: James Rudis
                                    Title: President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                         Title                                                       Date
---------                         -----                                                       ----


/s/James Rudis                    President, Chief Executive Officer and Chairman of the      December 24, 2003
--------------------------------  Board of Directors (principal executive officer)
James Rudis


/s/John L. Steinbrun              Senior Vice President, Chief Financial Officer              December 24, 2003
--------------------------------  and Director (principal financial and accounting
John L. Steinbrun                 officer)


/s/Richard A. Horvath             Senior Vice President, Secretary and Director               December 24, 2003
--------------------------------
Richard A. Horvath


/s/William E. Shatley             Senior Vice President, Treasurer and Director               December 24, 2003
--------------------------------
William E. Shatley


                                  Director
--------------------------------
Harold Estes


/s/Geoffrey A. Gerard             Director                                                    December 24, 2003
--------------------------------
Geoffrey A. Gerard


/s/John E. McConnaughy, Jr.       Director                                                    December 24, 2003
--------------------------------
John E. McConnaughy, Jr.


                  EXHIBITS ATTACHED TO THIS REPORT ON FORM 10-K


3.4 Certificate of Amendment to the Articles of Incorporation of Overhill Farms, Inc., filed August 12, 2003 with the Nevada Secretary of State

10.2 Letter agreement dated June 24, 2002 between U.S. Growers Cold Storage, Inc. and Overhill Farms, Inc. and Lease dated December 2, 1983 between Eastcase Company and Overhill Foods Corp. regarding premises located at 3055 E. 44th Street, Vernon, California

10.35 Master Lease Agreement dated as of August 1, 2002 between General Electric Capital Corporation and Overhill Farms, Inc. and related documentation regarding freezers and various other equipment

10.86 Industrial Real Estate Lease (Single-Tenant Facility) dated April 22, 1994 between Vernon Associates and Ernest Paper Products, Inc. and related addendum regarding premises located at 2727 E. Vernon Avenue, Vernon, California

10.87 Sublease dated as of January 1, 2002 by and between Ernest Paper Products, Inc. and Overhill Farms, Inc. and related documents regarding premises located at 2727 E. Vernon Avenue, Vernon, California

10.88 Standard Industrial/Commercial Single-Tenant Lease - Net dated January 1, 2002 by and between Vernon Associates, LLC and Overhill Farms, Inc. regarding premises located at 2727 E. Vernon Avenue, Vernon, California

10.89 Addendum to Standard Industrial/Commercial Single-Tenant Lease - Net regarding premises located at 2727 E. Vernon Avenue, Vernon, California

31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                              OVERHILL FARMS, INC.

                          INDEX TO FINANCIAL STATEMENTS





Audited Financial Statements:
-----------------------------

   Report of Independent Auditors............................................F-2

   Balance Sheets as of September 28, 2003 and September 29, 2002............F-3

   Statements of Operations for the Years Ended September 28, 2003,
        September 29, 2002 and September 30, 2001 ...........................F-5

   Statements of Shareholders' Equity for the Years Ended September 28,
        2003, September 29, 2002 and September 30, 2001......................F-6

   Statements of Cash Flows for the Years Ended September 28, 2003,
        September 29, 2002 and September 30, 2001............................F-7

   Notes to Financial Statements............................................F-10

                         Report of Independent Auditors

The Board of Directors and Shareholders
Overhill Farms, Inc.

We have audited the accompanying balance sheets of Overhill Farms, Inc. (the Company) as of September 28, 2003 and September 29, 2002, and the related statements of operations, shareholders' equity, and cash flows for the years ended September 28, 2003, September 29, 2002 and September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Overhill Farms, Inc. as of September 28, 2003 and September 29, 2002, and the results of its operations and its cash flows for the years ended September 28, 2003, September 29, 2002 and September 30, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, in fiscal 2002 the Company changed its method of accounting for goodwill.


                                                        /s/ Ernst & Young LLP


Los Angeles, California
December 17, 2003


                                             OVERHILL FARMS, INC.

                                                BALANCE SHEETS


                                                    ASSETS

                                                                                SEPTEMBER 28,      September 29,
                                                                                    2003               2002
                                                                                -------------      -------------
Current assets:
   Cash                                                                         $    513,622       $      8,115
   Accounts receivable, net of allowance for doubtful
     accounts of $111,469 and $102,285 in 2003 and 2002,
     respectively                                                                 10,027,543         13,450,103
   Inventories                                                                    11,059,923         18,489,530
   Prepaid expenses and other                                                      1,077,392          1,537,791
   Deferred income taxes                                                             733,758            166,895
                                                                                -------------      -------------
           Total current assets                                                   23,412,238         33,652,434
                                                                                -------------      -------------

Property and equipment, at cost:
   Fixtures and equipment                                                         12,200,724         12,689,934
   Leasehold improvements                                                          9,033,353          3,932,842
   Automotive equipment                                                               52,669             52,669
                                                                                -------------      -------------
                                                                                  21,286,746         16,675,445
   Less accumulated depreciation                                                  (8,035,416)        (7,504,929)
                                                                                -------------      -------------
                                                                                  13,251,330          9,170,516
                                                                                -------------      -------------
Other assets:
   Excess of cost over fair value of net assets acquired                          12,188,435         12,188,435

   Deferred financing costs, net of accumulated amortization of $4,934,968
     and $1,395,829 in 2003 and 2002, respectively                                 2,507,028          2,952,587
   Deferred income taxes                                                           2,522,239                 --
   Other                                                                           2,300,857          1,053,610
                                                                                -------------      -------------
                                                                                  19,518,559         16,194,632
                                                                                -------------      -------------

Total assets                                                                    $ 56,182,127       $ 59,017,582
                                                                                =============      =============

                                    The accompanying notes are an integral
                                      part of these financial statements.


                                        OVERHILL FARMS, INC.

                                     BALANCE SHEETS (CONTINUED)


                                LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  SEPTEMBER 28,      September 29,
                                                                      2003               2002
                                                                  -------------      -------------
Current liabilities:
   Accounts payable                                               $  7,434,945       $ 13,768,891
   Accrued liabilities                                               3,322,554          1,908,439
   Current maturities of long-term debt                                813,649          1,481,600
                                                                  -------------      -------------
           Total current liabilities                                11,571,148         17,158,930

Deferred tax liabilities                                                    --            265,127
Long-term debt, less current maturities                             44,950,438         36,241,914
                                                                  -------------      -------------
           Total liabilities                                        56,521,586         53,665,971
                                                                  -------------      -------------


Commitments and contingencies


Shareholders' equity:
   Series A Preferred stock, $0.01 par value, authorized
     50,000,000 shares, issued and outstanding, 23.57 shares
     at September 28, 2003 and September 29, 2002
     (liquidation preference of $750,000)                                   --                 --
   Common stock, $0.01 par value, authorized 100,000,000
     shares, issued and outstanding 14,805,556 shares at
     September 28, 2003 and 9,400,810 shares at September
     29, 2002                                                          148,056             94,008
   Additional paid-in capital                                        9,573,562          4,480,614
   Receivable from former Parent                                            --        (10,534,679)
   Warrants to purchase common stock                                       400          3,470,000
   Retained earnings (accumulated deficit)                         (10,061,477)         7,841,668
                                                                  -------------      -------------
           Total shareholders' equity                                 (339,459)         5,351,611
                                                                  -------------      -------------

Total liabilities and shareholders' equity                        $ 56,182,127       $ 59,017,582
                                                                  =============      =============


                               The accompanying notes are an integral
                                 part of these financial statements.


                                        OVERHILL FARMS, INC.

                                      STATEMENTS OF OPERATIONS


                                                                    FOR THE YEARS ENDED
                                                   ------------------------------------------------------
                                                   SEPTEMBER 28,       September 29,       September 30,
                                                       2003                2002                2001
                                                   --------------      --------------      --------------
Net revenues                                       $ 136,950,410       $ 138,900,642       $ 162,274,943
Cost of sales                                        119,579,890         119,452,816         136,948,088
                                                   --------------      --------------      --------------
Gross profit                                          17,370,520          19,447,826          25,326,855

Selling, general and administrative expenses          15,514,654          12,150,100          15,844,073
                                                   --------------      --------------      --------------

Operating income                                       1,855,866           7,297,726           9,482,782

Other income (expense):
  Interest expense                                    (7,011,480)         (4,651,184)         (5,372,023)
  Amortization of deferred financing costs            (3,539,140)           (648,744)           (435,825)
  Other income (expense)                              (1,080,173)           (299,498)           (265,580)
                                                   --------------      --------------      --------------

Total other expenses                                 (11,630,793)         (5,599,426)         (6,073,428)
                                                   --------------      --------------      --------------

Income (loss) before income taxes                     (9,774,927)          1,698,300           3,409,354

Income tax provision (benefit)                        (3,352,629)            668,413           1,167,809
                                                   --------------      --------------      --------------

Net income (loss)                                  $  (6,422,298)      $   1,029,887       $   2,241,545
                                                   ==============      ==============      ==============


Net income (loss) per share - basic                $       (0.53)      $        0.11       $        0.24
                                                   ==============      ==============      ==============

Net income (loss) per share - diluted              $       (0.53)      $        0.09       $        0.20
                                                   ==============      ==============      ==============


Weighted average shares outstanding - basic           12,032,331           9,400,828           9,377,558
                                                   ==============      ==============      ==============


Weighted average shares outstanding - diluted         12,032,331          11,617,713          11,394,968
                                                   ==============      ==============      ==============


                               The accompanying notes are an integral
                                 part of these financial statements.


                                                       OVERHILL FARMS, INC.

                                                STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                                Retained
                                                                        Additional   Warrants    Receivable     Earnings
                                    Preferred Stock    Common Stock      Paid-In   To Purchase      from      Accumulated
                                    Shares  Amount    Shares    Amount   Capital   Common Stock former Parent  (Deficit)    Total
                                    -------------- -------------------- ---------- ------------ ------------- ----------- ---------
Balance, October 1, 2000              --     --    9,307,732   93,078  3,681,544   2,370,000   (10,371,408)   4,570,236     343,450

  Exercise of warrants                --     --       93,078      930     49,070          --            --           --      50,000
  Net decrease in receivable from
    former Parent                     --     --           --       --         --          --       829,415           --     829,415

  Net income (comprehensive income)   --     --           --       --         --          --            --    2,241,545   2,241,545
                                    -------------- -------------------- ---------- ------------ ------------- ----------- ---------

Balance, September 30, 2001           --     --    9,400,810   94,008  3,730,614   2,370,000    (9,541,993)   6,811,781   3,464,410

  Issuance of preferred stock         24     --           --       --    750,000          --            --           --     750,000

  Issuance of warrants                --     --           --       --         --   1,100,000            --           --   1,100,000
  Net increase in receivable from
    former Parent                     --     --           --       --         --          --      (992,686)          --    (992,686)

  Net income (comprehensive income)   --     --           --       --         --          --            --    1,029,887   1,029,887
                                    -------------- -------------------- ---------- ------------ ------------- ----------- ---------

Balance, September 29, 2002           24     --    9,400,810   94,008  4,480,614   3,470,000   (10,534,679)   7,841,668   5,351,611

  Issuance of dilution protection
    shares                            --     --      252,632    2,526     (2,526)         --            --           --          --

  Warrant exercises                   --     --    2,685,355   26,854  3,442,746  (3,469,600)           --           --          --
  Issuance in connection with bridge
    financing                         --     --    2,466,759   24,668  1,652,728          --            --           --   1,677,396

  Net advances to former Parent       --     --           --       --         --          --      (946,168)          --    (946,168)
  Cancellation of receivable from
    former Parent                     --     --           --       --         --          --    11,480,847  (11,480,847)         --

  Net loss (comprehensive loss)       --     --           --       --         --          --            --   (6,422,298) (6,422,298)
                                    -------------- -------------------- ---------- ------------ ------------- ----------- ---------

Balance, September 28, 2003           24     --   14,805,556 $148,056 $9,573,562  $      400  $         -- $(10,061,477) $ (339,459)
                                    ============= =================== ==========  ==========  ============ ============= ===========

                                              The accompanying notes are an integral
                                                part of these financial statements.


                                        OVERHILL FARMS, INC.

                                      STATEMENTS OF CASH FLOWS


                                                                  FOR THE YEARS ENDED
                                                   ---------------------------------------------------
                                                   SEPTEMBER 28,      September 29,      September 30,
                                                        2003               2002              2001
                                                   -------------      -------------      -------------
OPERATING ACTIVITIES
Net income (loss)                                  $ (6,422,298)      $  1,029,887       $  2,241,545
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
     Depreciation                                     1,146,405            689,377            587,213
     Amortization                                     5,226,857          1,222,744          1,879,589
     Provision for doubtful accounts                    475,446             90,000                 --
     Deferred income taxes                           (3,354,229)           243,158           (177,932)
     Changes in:
       Accounts receivable                            2,947,114          2,997,013          1,508,340
       Inventories                                    7,429,607           (855,438)         1,159,744
       Prepaid expenses and other                      (786,848)          (973,462)          (198,744)
       Accounts payable                              (6,333,946)           467,481          2,805,865
       Accrued liabilities                            1,414,115           (382,898)           626,273
                                                   -------------      -------------      -------------
Net cash provided by operating activities             1,742,223          4,527,862         10,431,893
                                                   -------------      -------------      -------------

INVESTING ACTIVITIES
Net additions to property and equipment              (5,227,219)        (5,040,801)        (1,196,831)
Acquisition of Chicago Brothers                              --                 --            (32,238)
                                                   -------------      -------------      -------------
Net cash used in investing activities                (5,227,219)        (5,040,801)        (1,229,069)
                                                   -------------      -------------      -------------

                               The accompanying notes are an integral
                                 part of these financial statements.


                                        OVERHILL FARMS, INC.

                                STATEMENTS OF CASH FLOWS (CONTINUED)



                                                              FOR THE YEARS ENDED
                                               ---------------------------------------------------
                                               SEPTEMBER 28,      September 29,      September 30,
                                                   2003               2002                2001
                                               -------------      -------------      -------------
FINANCING ACTIVITIES
Borrowings on line of credit arrangements      $  6,722,093       $  7,061,018       $  1,389,397
Repayment of line of credit arrangements        (18,679,386)        (3,026,540)        (7,960,549)
Borrowings on short-term debt                    25,000,000                 --                 --
Repayment of short-term debt                     (3,000,000)
Principal payments on long-term debt             (2,037,124)        (2,017,858)        (2,659,218)
Deferred financing costs                         (3,093,580)          (584,294)                --
Issuance of common stock                             24,668                 --                 --
Exercise of stock warrants                               --                 --             50,000
Net advances to or on behalf of former
  Parent                                           (946,168)          (992,686)          (500,000)
                                               -------------      -------------      -------------
Net cash provided by (used in) financing
  activities                                      3,990,503            439,640         (9,680,370)
                                               -------------      -------------      -------------

Net increase (decrease) in cash                     505,507            (73,299)          (477,546)
Cash at beginning of year                             8,115             81,414            558,960
                                               -------------      -------------      -------------
Cash at end of year                            $    513,622       $      8,115       $     81,414
                                               =============      =============      =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW
  INFORMATION
Cash paid during the year for:
  Interest                                     $  5,159,407       $  3,842,297       $  4,940,893
                                               =============      =============      =============
  Income taxes                                 $         --       $      9,775       $     16,326
                                               =============      =============      =============


                               The accompanying notes are an integral
                                 part of these financial statements.

                              OVERHILL FARMS, INC.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

The Company, in connection with its spin-off from its former Parent in October 2002, netted a total of approximately $11.5 million, consisting of all accrued income taxes due to and the unpaid receivable due from its former Parent, against retained earnings (accumulated deficit).

During the fiscal year ended September 28, 2003, the Company issued to Levine Leichtman Capital Partners II, L.P. ("LLCP") a total of 2,937,987 shares of its common stock in connection with the cashless exercise of warrants and dilution protection rights granted to LLCP in prior fiscal years.

In connection with bridge financing arrangements with LLCP during the fiscal year ended September 28, 2003, the Company issued shares of stock and recorded a debt discount of approximately $1.65 million, which was being amortized over the remaining life of the debt. Due to the refinancing of our debt with LLCP on October 31, 2003, the unamortized balance of the discount as of September 28, 2003 of $482,001 will be expensed in the fiscal quarter ending December 28, 2003.

During the fiscal year ended September 29, 2002, the Company issued to LLCP warrants to purchase approximately 750,000 shares of common stock at a nominal exercise price. The warrants issued had an estimated value of $1.1 million and were recorded as deferred financing costs in the accompanying balance sheet.

During the fiscal year ended September 29, 2002, the Company issued to LLCP
23.57 shares of a newly created Series A Preferred Stock having an estimated value of $750,000 as consideration for financing costs.



                     The accompanying notes are an integral
                       part of these financial statements.

                              OVERHILL FARMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 28, 2003





1. COMPANY AND ORGANIZATIONAL MATTERS

   NATURE OF BUSINESS AND BASIS OF PRESENTATION

   Overhill Farms, Inc. (the Company or Overhill Farms) is a producer of high-quality entrees, plated meals, meal components, soups, sauces, and poultry, meat and fish specialties. From May 5, 1995 through October 29, 2002, the Company was a majority-owned subsidiary of TreeCon Resources, Inc., formerly Overhill Corporation and Polyphase Corporation (the former Parent), whose ownership was subject to warrants outstanding to purchase Overhill Farms' common stock (see Note 6). On October 29, 2002, TreeCon Resources, Inc. distributed to its shareholders, in the form of a tax-free dividend, all of its ownership of the Company (see Note 12).

   In October 2002, in connection with the spin-off transaction (see Note 12), the Company's Board of Directors authorized a 12,010-shares-for-1 stock split. Share and per share data as of and for all periods presented herein have been restated to reflect the stock split.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION

   The financial statements for periods ended prior to September 28, 2003 were consolidated to include the accounts of Overhill Farms and its wholly-owned subsidiary, Overhill L.C. Ventures, Inc., which was liquidated during fiscal 2003. All material intercompany accounts and transactions were eliminated. Certain prior year amounts have been reclassified to conform to the current period presentation.

   FISCAL YEAR

   The Company utilizes a 52- to 53-week accounting period, which ends on the last Sunday of September in each fiscal year if September 30 does not fall on a Saturday, or October 1 if September 30 falls on a Saturday.

   DEFERRED FINANCING COSTS

   Debt financing costs are deferred and amortized as additional interest expense using the straight-line method over the term of the related debt. Amortization of these costs totaled $3,539,140, $648,744, and $435,825 for the fiscal years ended September 28, 2003, September 29, 2002 and September 30, 2001, respectively.

   CONCENTRATIONS OF CREDIT RISK

   The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company charges off uncollectible accounts at the point in time when no recovery is expected.

   For the fiscal years ended September 28, 2003, September 29, 2002 and September 30, 2001, revenues from airline-related customers accounted for approximately 21.4%, 25.3%, and 33.7% of total net revenues, respectively. Additionally, accounts receivable from airline-related customers accounted for approximately 33.1% and 30.8% of the total accounts receivable balance at September 28, 2003 and September 29, 2002, respectively.

   For the fiscal years ended September 28, 2003, September 29, 2002 and September 30, 2001, the Company's largest airline customer, American Airlines, accounted for approximately 8.1%, 9.3% and 10.0% of total net revenues, respectively. Additionally, accounts receivable from American Airlines accounted for approximately 18% and 10% of the total accounts receivable at September 28, 2003 and September 29, 2002, respectively. The tragic events of September 11, 2001 have significantly impacted the Company's sales to airlines. The long-term effect of these events on the airline industry, airline revenues, and on Overhill Farms' business in particular, still cannot be accurately determined at this time. These events have resulted in a decreased demand for air travel and a reduction in the number of meals served as a result of airlines' cost savings measures. These effects, depending upon their scope and duration, which cannot be predicted at this time, could negatively impact the Company's financial position, results of operations or cash flows.

   In December 2002, United Airlines filed a petition for bankruptcy reorganization. As of the date of United's bankruptcy filing, the Company's outstanding receivable balance from United was approximately $180,000. As of September 28, 2003, the Company has written off all of its pre-bankruptcy receivables from United Airlines due to uncertainty with respect to their ultimate collectibility. The Company will continue to pursue collection of these pre-bankruptcy receivables through the normal course of United Airline's bankruptcy proceedings. The Company no longer does business with United Airlines.

   The Company continues to do business with American Airlines. The Company evaluates its business relationship with American Airlines on an ongoing basis to determine the manner in which its relationship should be continued.

   For the years ended September 28, 2003, September 29, 2002 and September 30, 2001, the Company's write-offs, net of recoveries, to the allowance for doubtful accounts were approximately $466,000, $0 and $0, respectively.

   SIGNIFICANT CUSTOMERS

   Significant customers accounted for the following percentages of the Company's sales during the years ended:

                               SEPTEMBER 28,     September 29,     September 30,
                                   2003               2002              2001
                              --------------------------------------------------

   Panda Restaurant Group           24%               21%               14%
   Jenny Craig Products             18%               15%               12%
   American Airlines                8%                 9%               10%
   Pinnacle Foods                   7%                11%               14%
   Delta Airlines                   5%                 8%               12%

   No other customer accounted for sales of 10% or more in the periods presented.

   FINANCIAL INSTRUMENTS

   The fair value of financial instruments is determined by reference to market data and by other valuation techniques as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

   INVENTORIES

   Inventories, which include material, labor, and manufacturing overhead, are stated at the lower of cost, which approximates the first-in, first-out
   (FIFO) method, or market. For the years ended September 28, 2003, September 29, 2002 and September 30, 2001, the Company's inventory write-offs were immaterial.

   CONCENTRATION OF SOURCES OF LABOR

   The Company's total hourly and salaried workforce consists of approximately 775 employees at September 28, 2003. Approximately 80% of the Company's workforce is covered by a collective bargaining agreement expiring February 28, 2005.

   PROPERTY AND EQUIPMENT

   The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from three to ten years. Leasehold improvements to the Company's Vernon operating facility are amortized over the lesser of the initial lease term plus one lease extension period, initially 13 years, or the estimated useful life of the assets. Other leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. Depreciation is generally computed using the straight-line method.

   Expenditures for maintenance and repairs are charged to expense as incurred. Betterments and major renewals are capitalized. Costs and related accumulated depreciation of properties sold or otherwise retired are eliminated from the accounts, and gains or losses on disposals are included in other income (expense).

   The Company incurred interest costs of approximately $7.0 million during the year ended September 28, 2003 and capitalized $236,000 as a component of property and equipment related to internally constructed assets.

   EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

   The excess of cost over fair value of net assets acquired (goodwill) is evaluated annually for impairment in accordance with SFAS 142. The Company has one reporting unit and estimates fair value based upon a variety of factors, including discounted cash flow analysis, market capitalization and other market-based information. The Company reviewed its goodwill for impairment as of July 1, 2003. No impairment was recorded as a result of this review.

   STOCK OPTIONS

   The Company accounts for stock-based awards to employees and directors using the intrinsic value method as prescribed by Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" and provides the pro forma disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As such, compensation expense for stock options issued to employees is recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price.

   For purposes of pro forma disclosures, the estimated fair value of the options, based on the Black-Scholes option pricing model, is amortized to expense over the options' vesting periods. The following is the pro forma information had the fair value method under SFAS No. 123, as amended by SFAS No. 148, been adopted (in thousands, except per share amounts):

                                                              FOR THE YEARS ENDED
                                               -----------------------------------------------------
                                               SEPTEMBER 28,       September 29,      September 30,
                                                    2003               2002                2001
                                               --------------      --------------     --------------
Net Income                                  $     (6,422,298)   $      1,029,887   $      2,241,545
        As reported
        Add: Stock-based compensation
             expense included in reported
             net income, net of related
             tax effects                                  --                  --                 --
        Deduct:  Total stock-based
             compensation expense
             determined under fair value
             method for all awards, net
             of related tax effects                 (452,580)                 --                 --
                                               --------------      --------------     --------------
        Pro forma                                 (6,874,878)          1,029,887          2,241,545
                                               --------------      --------------     --------------

        Basic earnings per share:
             As reported                       $       (0.53)      $        0.11      $        0.24
             Pro forma                         $       (0.57)      $        0.11      $        0.24

        Diluted earnings per share:
             As reported                       $       (0.53)      $        0.09      $        0.20
             Pro forma                         $       (0.57)      $        0.09      $        0.20

   REVENUE RECOGNITION

   Sales are recognized when products are shipped, which is when title and risk of loss pass to the customer. The Company provides for estimated returns and allowances, which have historically been immaterial, at the time of sale. Shipping and handling revenues are included as a component of net sales.

   The Company classifies customer rebate costs as a reduction in net revenues. Customer rebate costs were approximately $ 3,000, $0 and $375,000 for the fiscal years ended September 28, 2003, September 29, 2002 and September 30, 2001, respectively.

   INCOME TAXES

   Deferred income taxes recorded using the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

   SHIPPING AND HANDLING COSTS

   During the year ended September 28, 2003, the Company has reclassified all storage, shipping and handling costs, other than freight-out, from selling general and administrative expenses to cost of sales. Additionally, the Company has reclassified customer payments for freight and handling costs as revenue from selling general and administrative expenses. Storage, shipping and handling costs reclassified to cost of sales were approximately $2,161,000, $3,955,000 and $3,306,000 for the fiscal years ended September 28, 2003, September 29, 2002 and September 30, 2001, respectively. Freight revenues reclassified to net revenue were approximately $650,000, $782,000 and $117,000 for the fiscal years ended September 28, 2003, September 29, 2002 and September 30, 2001, respectively.

   ASSET RETIREMENT OBLIGATIONS

   The Company records liabilities related to asset retirement obligations in the period in which they are incurred and measures them at the net present value of the future estimated cost. The offset to the liability is capitalized as part of the carrying amount of the related long-lived asset. Changes in the liability due to the passage of time are recognized over the operating term in the income statement as accretion expense.

   RECENT ACCOUNTING PRONOUNCEMENTS

   In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Under previous practices, certain entities were included in consolidated financial statements based upon controlling voting interests or in other special situations. Under Interpretation No. 46, certain previously unconsolidated entities will be required to be included in consolidated financial statements of the primary beneficiary, as defined. For variable interest entities, often referred to as special purpose entities, created after January 31, 2003, Interpretation No. 46 is effective immediately. Portions of Interpretation No. 46 have been delayed. The Company does not expect the adoption of Interpretation No. 46 to have a material impact on its financial statements.

   In December 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 clarifies the requirement for recognition of a liability by a guarantor at the inception of the guarantee, based on the fair vale of a non-contingent obligation to perform. Interpretation No. 45 must be applied prospectively to guarantees entered into or modified after December 31, 2002. The Company's adoption of Interpretation No. 45 did not have a material effect on its financial statements.

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide new guidance concerning the transition when a company changes from the intrinsic value method to the fair value method of accounting for employee stock-based compensation cost. SFAS No. 123, as amended by SFAS No. 148, also requires additional disclosure regarding such cost in annual financial statements and interim financial statements. The amendment to SFAS No. 123 is effective for fiscal years ending after December 15, 2002 and effective for interim financial statements beginning after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material impact on its results of operations or financial condition. The Company adopted the disclosure requirements of SFAS No. 148 in the year ended September 28, 2003.

   On July 30, 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities. These rules supersede EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 requires that costs related to an exit or disposal activity can only be accrued when a liability is actually incurred, rather than at the date of commitment to an exit or disposal plan. SFAS 146 is required to be adopted for exit or disposal activities occurring after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company's financial position, results of operations or cash flows.

   In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which requires that goodwill no longer be amortized but instead be tested at least annually for impairment. The Company adopted SFAS 142 as of October 1, 2001 and no impairment of goodwill was recorded upon adoption. Had the Company been accounting for goodwill under SFAS 142 for all periods presented, the Company's income before income taxes would have increased by $830,000 for fiscal 2001, and the Company's net income would have increased by $548,000 ($0.06 per share and $0.05 per diluted share) for fiscal 2001.


   USE OF ESTIMATES

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. RECEIVABLE FROM FORMER PARENT

   From time to time, Overhill Farms made advances to or on behalf of its former Parent for various purposes. Additionally, Overhill Farms netted accumulated federal income tax liabilities payable to the former Parent against the receivable from former Parent balance. No interest was charged to the former Parent on net amounts outstanding. As there was substantial doubt as to its collectibility at September 29, 2002, the Company classified its receivable from former Parent as a reduction of shareholders' equity.

   During the fiscal years ended September 28, 2003, September 29, 2002 and September 30, 2001, the Company made cash payments to, or on behalf of, its former Parent of approximately $950,000, $1.2 million and $500,000, respectively, for various purposes, including tax payments, expense reimbursement and other corporate purposes. Additionally, during the fiscal year ended September 29, 2002, the Company and its former Parent agreed to an allocation to the former Parent of salary and other payroll costs and expenses of the Company's chief executive officer relating to the spin-off transaction (see Note 12), which resulted in approximately $290,000 of costs and expenses being allocated to the receivable from former Parent account.

   In October 2002 in connection with the spin-off, the former Parent transferred to the Company certain notes receivable having an aggregate principal balance of approximately $400,000. These notes receivable are due from certain officers of both the former Parent and the Company who, subsequent to the spin-off, remained officers of the Company but who have resigned, or are obligated to resign, from the former Parent. These notes became due and payable on September 24, 2003 and are collateralized solely by the common stock of the former Parent. Based upon the Company's assessment of the collectibility of these notes receivable, including the value of the subject collateral, the Company assigned no value to the notes upon their receipt effective as of October 29, 2002, the date of the spin-off, and the notes receivable continued to have no recorded value as of September 28, 2003. Future amounts ultimately realized, if any, on these notes receivable, will be recorded as an adjustment to shareholders' equity at the time such amounts are realized.

   In October 2002, the Company made or accrued final cash payments of approximately $946,000 made or to be made on behalf of, its former Parent and simultaneous with the spin-off, after giving effect to the netting of accumulated federal income tax liabilities payable to the former Parent as of October 29, 2002 against the receivable from former Parent balance, the remaining net intercompany amounts of approximately $11.5 million due to the Company by its former Parent were cancelled and charged to retained earnings (accumulated deficit.)


4. INVENTORIES

   Inventories are summarized as follows:

                                            SEPTEMBER 28,        September 29,
                                                 2003                2002
                                         ---------------------------------------
         Raw ingredients                   $     4,414,292     $     8,003,573
         Finished product                        5,313,593           8,681,091
         Packaging                               1,332,038           1,804,866
                                         ---------------------------------------
                                           $    11,059,923     $    18,489,530
                                         =======================================

5. LONG-TERM DEBT

   Notes payable and long-term debt as of September 28, 2003 and September 29, 2002 are summarized as follows:

                                                                          SEPTEMBER 28,    September 29,
                                                                               2003            2002
                                                                          -------------    -------------
   Senior Term A Note payable to Pleasant Street Investors, LLC
     (Pleasant Street), net of discount of $324,322, bearing
     interest at no less than 10%, subject to periodic adjustments, collateralized by certain assets of Overhill Farms until
     maturity on November 30, 2003.                                        $ 16,675,678    $          --


   Senior Term B Note payable to Pleasant Street, net of discount of $157,668, bearing interest at 15%, subject to adjustment, collateralized by certain assets of Overhill Farms until
     maturity on January 30, 2004.                                            4,842,332               --


   Secured senior subordinated note payable to Levine Leichtman
     Capital Partners II, L.P. (LLCP), net of discount of $566,688 and $1,083,667 at September 28, 2003 and September 29, 2002,
     respectively, bearing interest payable monthly at 15% until maturity in October 2004, collateralized by certain assets of Overhill Farms. The loan provides for principal payments in an amount equal to 50% of the excess cash flow, as defined, for
     Overhill Farms' previous fiscal year, payable annually.                 24,091,201       24,115,222




5. LONG-TERM DEBT (CONTINUED)

                                                                          SEPTEMBER 28,    September 29,
                                                                               2003            2002
                                                                          --------------   --------------
   Revolving credit agreement with Union Bank of California, N.A.
     ("Union Bank"), bearing interest at prime plus 0.50% or LIBOR plus 3.0%, collateralized by certain assets of Overhill Farms.
     Effective interest rate on outstanding borrowings at September
     29, 2003 was 5.25%                                                              --       11,957,293

   Term loan payable to Union Bank, bearing interest at prime plus 1.0%
     (approximately 5.75% at September 29, 2002), payable in monthly installments of $50,000 plus interest, collateralized by certain
     assets of Overhill Farms.                                                       --        1,150,000


   Unsecured promissory note, bearing interest at 9%, payable in quarterly installments of $150,000 plus interest through maturity in December
     2002. This note was issued in connection with the Chicago Brothers
     purchase.                                                                       --          300,000

  Other                                                                         154,876          200,999
                                                                          --------------   --------------

                                                                             45,764,087       37,723,514

  Less current maturities, as amended (see below)                              (813,649)      (1,481,600)
                                                                          --------------   --------------

  Total long-term debt                                                    $  44,950,438       36,241,914
                                                                          ==============   ==============

   In November 1999, Overhill Farms refinanced substantially all of its existing debt. The total refinanced debt amounted to $44 million at that time, consisting of a $16 million line of credit provided by Union Bank, together with $28 million in the form of a five-year term secured senior subordinated term loan by LLCP. Both of these agreements were subsequently amended on multiple occasions as described further below. Additionally, the Company issued a term loan payable to Union Bank in connection with an acquisition that occurred in August 2000. At March 30, 2003, amounts outstanding under these arrangements were $12.6 million on the revolving line of credit and $850,000 on term loans payable to Union Bank, and $24.7 million payable to LLCP on a term loan.

   The Company's revolving line of credit, senior subordinated term note payable and term loan agreements all contain or contained various covenants, including financial covenants covering restrictions on capital expenditures, minimum levels of EBITDA and net worth and specified debt service and debt-to-equity ratios. In addition, the terms of the agreements prohibit changes in control, including ownership and certain management personnel and contain customary limitations on indebtedness and liens, making investments, paying dividends and making loans or advances. As of March 30, 2003, the Company was experiencing liquidity shortfalls and was not in compliance with certain financial covenants with respect to its financing arrangements with both Union Bank and LLCP.

   To assist the Company in meeting its liquidity needs, effective as of April 4, 2003, the Company entered into amendments to its then-existing securities purchase agreement with LLCP, the note and certain related agreements, pursuant to which LLCP waived the Company's non-compliance with certain covenants under the securities purchase agreement and certain other documents, and LLCP purchased from the Company a secured senior subordinated bridge note in the principal amount of $3.0 million, bearing interest at 15% and initially was due and payable January 30, 2004, thereby providing the Company with the liquidity it needed to meet its short-term payment obligations. In a related transaction, LLCP also agreed with Union Bank that it or an LLCP affiliate would acquire Union Bank's senior secured loans to the Company. Finally, as part of the bridge financing and in substantial consideration for LLCP's financial accommodations, the Company agreed to issue and sell to LLCP, and LLCP agreed to purchase from the Company, 2,466,759 shares of the Company's common stock for a purchase price of $0.01 per share. The Company was originally required to issue and sell these shares to LLCP by April 16, 2003, but the Company was unable to meet that deadline. In addition, the Company was required to wind up and dissolve its subsidiary Overhill L.C. Ventures, Inc. by June 30, 2003, but was also unable to meet that deadline. LLCP agreed to extend the issuance date to April 24, 2003, and then, in consideration of the payment by the Company to LLCP of an amendment fee of $125,000, to July 20, 2003. As discussed below, this deadline was further extended to August 20, 2003.

   After completing the bridge financing and submitting an application to the American Stock Exchange (Amex) requesting listing of the shares to be issued to LLCP, Amex advised the Company that its approval of the Company's listing application with respect to the issuance and sale of these shares to LLCP would be subject to approval of the Company's stockholders. The Company obtained a waiver from LLCP for its failure to deliver these shares by July 20, 2003, provided that delivery of these shares be made on or before August 20, 2003. At a meeting of the Company's stockholders held on August 11, 2003, the stockholders approved the issuance of these shares to LLCP; and the Company obtained Amex approval and delivered the shares prior to the expiration of the waiver. In connection with this transaction, a debt discount of approximately $1.65 million was recorded and was being amortized over the remaining life of the debt.

   Effective April 16, 2003, Pleasant Street, an affiliate of LLCP, acquired the senior secured loans previously made to the Company by Union Bank, and the Company and Pleasant Street amended and restated the senior secured loan arrangements on mutually acceptable terms and conditions. As a result of the repayment of the Union Bank loans, the Company wrote off unamortized deferred financing costs of approximately $450,000. Under the new amended and restated loan and security agreement with Pleasant Street, $12.117 million owing to Union Bank on the effective date plus additional amounts newly advanced to the Company by Pleasant Street, $1.883 million, together with the $3.0 million owing to LLCP under the bridge note described above, were combined into a new $17.0 million Term A Loan, bearing interest at no less than 10%, subject to periodic adjustments, and due and payable on November 30, 2003. An additional $5.0 million advanced by Pleasant Street to the Company as of the effective date is evidenced by a Term B Loan, bearing interest at 15%, and initially was due and payable January 30, 2004. The Company used $3.0 million of proceeds from Term A Loan to repay the outstanding principal amounts of the term note issued to LLCP on April 4, 2003. The senior term loans may be prepaid without premium or penalty. The amended and restated loan and security agreement with Pleasant Street contains various covenants, including financial covenants covering restrictions on capital expenditures, minimum levels of EBITDA and net worth, and specified debt service and debt to equity ratios. In addition, the terms of the loan and security prohibit changes in control, including ownership and certain management personnel, and contain customary limitations on indebtedness and liens, making investments, paying dividends and making loans or advances. The senior notes and all other obligations owing by the Company to Pleasant Street are collateralized by substantially all of the Company's assets.

   At September 28, 2003, the Company was not in compliance with certain of the financial and other covenants of its agreements with LLCP and Pleasant Street, including, among other things, its failure to observe the limitations on indebtedness relating to trade accounts payable, failure to comply with certain payment plans and failure to dissolve Overhill Ventures before August 20, 2003. Subsequent to fiscal year end, the Company reached agreement with each of LLCP and Pleasant Street wherein the lenders waived specified events of default by the Company under the then existing agreements and further agreed to a refinancing of all indebtedness owing by the Company to LLCP and Pleasant Street as described below.

   On October 31, 2003, the Company entered into debt refinancing arrangements with LLCP and Pleasant Street in order (1) to obtain an aggregate of $5.0 million of additional funds to finance the Company's accounts receivable, to build up its inventory levels and for other working capital purposes, (2) to reduce the base rates of interest on and extend the maturity dates of the note held by LLCP and the loans made by Pleasant Street, (3) to amend the financial covenants and certain other provisions contained in the relevant investment documents with respect to LLCP and the relevant loan documents with respect to Pleasant Street and (4) to obtain waivers of specified events of default under then existing agreements with LLCP and Pleasant Street.

   The Company issued to LLCP a second amended and restated secured senior subordinated note due October 31, 2006 in the stated principal amount of $28.858 million in exchange for the surrender by LLCP of the existing $24.658 million senior subordinated note and $4.2 million in additional cash funds. The replacement note has a base rate of interest that was reduced from 15% to 13.5%, subject to increase upon the occurrence of any interest rate event, as defined, or event of default, and an extended maturity date from October 31, 2004 to October 31, 2006. The Company paid LLCP an amendment fee of $184,800 and a new capital fee of $168,000. The amendment fee of $184,800 will be expensed in association with the October 2003 debt refinancing.

   Also as part of the October 31, 2003 debt refinancing, the Company and Pleasant Street amended their existing loan and security agreement to amend the financial covenants and various other provisions. Pleasant Street waived certain specified events of default. In addition, Pleasant Street made an additional term loan to the Company in the principal amount of $800,000 and surrendered the note evidencing the existing Term A Loan in exchange for a second amended and restated senior Term A note in the principal amount of $17.8 million. The annual interest rate on the in-formula portion of the Term A Loan was reduced from 10% to 5.5%. The annual interest rate on the $5.0 million Term B Loan was reduced from 15% to 12%. The interest rates on the Term A Loan and Term B Loan are subject to increase upon the occurrence of any interest rate event, as defined, or event of default as provided in the notes that evidence those loans. The maturity dates of the Term A Loan and the Term B Loan were extended to October 31, 2006 from November 30, 2003 and January 30, 2004, respectively. The Term B Loan was modified to be a monthly amortizing term loan. The prepayment terms of the Term A Loan and the Term B Loan were modified to provide, among other things, that the Company will make mandatory prepayments of annual excess cash flow, if any. The Company paid Pleasant Street an amendment fee of $35,200 and a new capital fee of $32,000.

   The October 31, 2003 debt refinancing has been recorded as a debt extinguishment. Accordingly, unamortized costs associated with the LLCP and Pleasant Street debt that existed prior to October 31, 2003, along with new amendment fees paid to LLCP and Pleasant Street, will be expensed on October 31, 2003. The unamortized costs included original issue debt discounts of $1,048,677 unamortized financing fees and expenses of $1,456,834 and unamortized cost of warrants issued to LLCP in September of 2002 of $618,633. On October 31, 2003 amendment fees were paid to LLCP and Pleasant Street in the amounts of $184,800 and $35,200 respectively. The total expense to be recognized in connection with the October 31, 2003 debt extinguishment is $3,344,144.

   In conjunction with the October 31, 2003 debt refinancing, the Company, James Rudis and LLCP amended an investor rights agreement among them pursuant to which the Company granted to LLCP the right to designate for nomination and election up to three members of the Company's Board of Directors, together with the right to fill the next available vacancy created on the Board of Directors after October 31, 2003, which could result in LLCP having up to four LLCP representatives on the Board at any time. In addition, the parties extended to October 31, 2006 the time period during which annual consulting fees of $180,000 will be payable to LLCP, agreed that the Company would be liable for any breach by Mr. Rudis of his liabilities and obligations under the agreement and included a provision obligating Mr. Rudis to resign, and he did timely resign, from all of his positions at TreeCon Resources, Inc., the Company's former Parent, no later than December 31, 2003.

   On October 31, 2003, the Company and LLCP also terminated the Company's equity repurchase option that provided, among other things, that the Company had the right, under certain conditions, to repurchase from LLCP, in whole but not in part, all shares of the Company's common stock owned by LLCP or issuable to LLCP upon the exercise of warrants or conversion of preferred stock. In addition, the Company entered into amended employment arrangements with Mr. Rudis and Mr. John Steinbrun pursuant to which salaries were adjusted and the terms of the agreements extended. Also, LLCP and Pleasant Street amended their intercreditor and subordination agreement with respect to the indebtedness, liabilities and obligations owed by the Company to each.

   The Company believes, based upon forecasted performance for fiscal year 2004, that it is probable that the Company will be in compliance with all of its revised financial and other covenant requirements. Accordingly, and as a result of the refinancing of the obligations described above, all principal amounts payable to LLCP and to Pleasant Street, other than currently scheduled principal payments, have been classified as long-term liabilities in the accompanying balance sheet as of September 28, 2003. In the future, the failure of the Company to achieve certain revenue, expense and profitability levels could result in a violation of the amended financial covenants under its financing arrangements, which would cause the interest rates on the above loans to increase substantially and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

   Because there is no market for our debt owed to LLCP, it is impractical at this time to estimate the fair value of the debt.

   Scheduled maturities of long-term obligations outstanding at September 28, 2003, after giving effect to the debt refinancing described above, are summarized as follows:

          2004                                              $       813,649
          2005                                                      888,742
          2006                                                      883,059
          2007                                                   44,227,314
                                                            ----------------
          Total                                                  46,812,764
          Less unamortized debt discount                         (1,048,677)
                                                            ----------------
                                                            $    45,764,087
                                                            ================

6. SHAREHOLDERS' EQUITY

   WARRANTS TO PURCHASE COMMON STOCK

   In connection with a refinancing in December 1997, an unrelated consultant was issued a warrant to purchase 1% of Overhill Farms' common stock at a purchase price of $50,000. The warrant was exercised during the fiscal year ended September 30, 2001.

   In November 1999, in connection with the purchase of a $28 million secured senior subordinated note by the Company's senior subordinated creditor, the Company issued to LLCP a warrant to purchase 166.04 shares of the common stock of the Company exercisable immediately at an exercise price of $0.01 per share. This warrant was valued at $2.37 million, which was recorded as debt discount and is being amortized over the original term of the LLCP loan. The warrant became exercisable for 1,994,141 shares at an exercise price of $0.0000008 per share following the 12,010-shares-for-1 stock split declared in connection with the spin-off. The Company issued 1,994,040 shares of common stock and cancelled one share of common stock upon the cashless exercise of the warrant by the senior subordinated creditor in December 2002. The warrant remains exercisable as to 100 shares through October 31, 2009.
   In connection with, and as consideration for, a September 2002 amendment to its senior subordinated loan agreement, the Company issued a warrant, valued at $1.1 million to purchase 57.57 shares of the common stock of the Company to LLCP. Under this agreement, the warrant was intended to bring the total equity ownership of the Company by LLCP, on a fully diluted basis, to 24.0%. The warrant has certain anti-dilution protection provisions and was exercisable immediately upon issuance. Following the 12,010-shares-for-1 stock split declared in connection with the spin-off, the warrant became exercisable for 691,416 shares of the Company's common stock at an exercise price of $0.0000008 per share. The Company issued 691,315 shares of common stock and cancelled one share of common stock upon the cashless exercise of warrant by LLCP in December 2002. The warrant remains exercisable as to 100 shares through September 11, 2012.

   DILUTION PROTECTION

   Upon adoption of the Company's employee stock option plan in October 2002, as described below, the Company reserved 800,000 shares of common stock for issuance under the plan. In November 2002, the Company issued 252,632 shares of its common stock to LLCP, its senior subordinated creditor, upon the reservation of these shares pursuant to the anti-dilution protection granted in the amendments to the Company's securities purchase agreement with LLCP, whereby the number of shares of the Company's common stock beneficially owned by LLCP on a fully-diluted basis immediately following the spin-off would not be less than 24.0%.

   PREFERRED STOCK

   Effective January 31, 2002, the Company and LLCP reached agreement relative to an amendment of the credit arrangement with LLCP to accommodate the consolidation of the Company's facilities and to permit additional indebtedness to be incurred by the Company in connection therewith. As consideration for financing costs related to this amendment with LLCP, the value of which was agreed to be $750,000, the Company agreed to issue to LLCP
   23.57 shares of a newly created Series A Preferred Stock. These shares were issued in March 2002. The designations for the preferred stock provide the holder with, among other things, a liquidation preference totaling $750,000, voting rights along with holders of common stock, conversion rights into a like number of common shares, subject to adjustment, and provide for adjustment to prevent dilution of the holders' interests. Following the 12,010-shares-for-1 stock split, the preferred stock became convertible into 283,076 shares of the Company's common stock. The Company recorded the $750,000 of Series A Preferred Stock issued to LLCP as deferred financing costs, which is being amortized as additional interest expense through October 2004, to coincide with original maturity of the LLCP loan.

   STOCK OPTIONS

   In October 2002, the Company adopted an employee stock option plan ("The Plan") and reserved 800,000 shares of common stock for issuance to eligible directors and employees of, and consultants to, the Company under The Plan. The Plan provides for the grant of both incentive stock options (at exercise prices no less than fair value at the date of grant) and non-qualified stock options (at exercise prices as determined by the Compensation Committee of the Board of Directors). Such options may be exercisable as determined by such Committee. The Plan will expire in 2012, ten years following its adoption.

   Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal year 2003: weighted average risk-free interest rate of 4.25%; dividend yields of 0%; weighted average volatility factor of the expected market price of the Company's common stock of 1.32; and a weighted average expected life of the options of 5 years. The weighted average fair value of options granted during the year are $1.12.

   A summary of the Company's stock option activity and related information follows:

                                                         FOR THE YEARS ENDED
                                 ------------------------------------------------------------------
                                       SEPTEMBER 28,         SEPTEMBER 29,          SEPTEMBER 30,
                                           2003                   2002                  2001
                                 -----------------------------------------------------------------
                                             Weighted              Weighted               Weighted
                                              Average               Average               Average
                                             Exercise              Exercise               Exercise
                                  Options      Price      Options    Price     Options     Price
                                 ------------------------------------------------------------------
Outstanding at beginning of
year                                  --      $  --         0    $   -          0      $    --

Granted                          672,000        1.28        0        -          0           --

Exercised                             --         --         0        -          0           --

Canceled                              --         --         0        -          0           --
                                 ------------------------------------------------------------------
Outstanding at end of year       672,000      $ 1.28        0    $   -          0      $    --
                                 ------------------------------------------------------------------

Exercisable at end of year       672,000      $ 1.28        0    $   -          0      $    --
                                 ------------------------------------------------------------------

   Exercise prices for the 672,000 options outstanding as of September 28, 2003 ranged from $0.48 to $1.60. The weighted average contractual life of those options is 8.5 years. The following table summarizes information about stock options outstanding as of September 28, 2003:


                                   Weighted       Weighted                     Weighted
                                    Average        Average                      Average
                      Number       Exercise      Contractual      Number       Exercise
                   Outstanding       Price          Life       Exercisable       Price
                  --------------------------------------------------------------------------
$1.60                   472,000     $ 1.60           10             472,000      $ 1.60

$0.70                    50,000     $ 0.70            5              50,000      $ 0.70
$0.48                   150,000     $ 0.48            5             150,000      $ 0.48
                  --------------------------------------------------------------------------
$0.48 - $1.60           672,000     $ 1.28          8.5             672,000      $ 1.28
                  --------------------------------------------------------------------------


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

7. INCOME (LOSS) PER SHARE

   The following table sets forth the calculation of earnings (loss) per share for the periods presented:

                                                                                    FOR THE YEARS ENDED
                                                                 ----------------------------------------------------------
                                                                    SEPTEMBER 28,       September 29,      September 30,
                                                                         2003               2002               2001
                                                                 ----------------------------------------------------------
Numerator:
   Net income (loss) attributable to common stockholders             $  (6,422,298)     $   1,029,887       $   2,241,545
                                                                 ==========================================================

Denominator:
   Denominator for basic earnings
     per share - weighted average shares                                 12,032,331         9,400,828           9,377,558
                                                                 ----------------------------------------------------------
   Effect of dilutive securities:
     Warrants                                                                    --         2,051,758           2,017,410
     Series A Preferred Stock                                                    --           165,127                  --
                                                                 ----------------------------------------------------------
        Dilutive potential common shares                                         --         2,216,885           2,017,410
                                                                 ----------------------------------------------------------
   Denominator for diluted earnings per share                             12,032,331       11,617,713          11,394,968
                                                                 ==========================================================

Net income (loss) per share - basic and diluted:
   Net income (loss) per share - basic                               $         (0.53)   $        0.11       $        0.24
                                                                 ==========================================================

   Net income (loss) per share - diluted                             $         (0.53)   $        0.09       $        0.20
                                                                 ==========================================================

   At September 28, 2003, options to purchase 672,000 shares, warrants to purchase 400 shares and preferred stock convertible into 283,076 shares of common stock have been excluded from the diluted earnings per share computation as their effect, if any, would be antidilutive. Share and per share data for all periods presented have been retroactively restated to reflect the 12,010-shares-for-1 stock split that occurred in October 2002.

8. ACCRUED LIABILITIES

   Accrued liabilities consist of the following:

                                                    SEPTEMBER 28,         September 29,
                                                         2003                 2002
                                                 ---------------------------------------
   Compensation                                  $      969,777         $      853,680
   Taxes other than income taxes                        111,296                226,999
   Interest                                             514,162                349,806
   Other                                              1,727,319                477,954
                                                ----------------------------------------
                                                 $    3,322,554         $    1,908,439
                                                ========================================

9. INCOME TAXES

   Income tax provision consists of the following:

                                                                       FOR THE YEARS ENDED
                                               -------------------------------------------------------------------
                                               SEPTEMBER 28, 2003       September 29, 2002      September 30, 2001
                                               -------------------      ------------------      ------------------
   Current:
     Federal                                   $               --       $         423,655       $       1,344,141
     State                                                  1,600                   1,600                   1,600
                                               -------------------      ------------------      ------------------
   Total current                                            1,600                 425,255               1,345,741

   Deferred:
     Federal                                           (3,119,608)                243,158                (177,932)
     State                                               (234,621)                     --                      --
                                               -------------------      ------------------      ------------------
   Total deferred                                      (3,354,229)                243,158                (177,932)
                                               -------------------      ------------------      ------------------

   Total income tax provision                  $       (3,352,629)      $         668,413       $       1,167,809
                                               ===================      ==================      ==================

   For the one month period from September 30, 2002 to October 29, 2002, the effective date of the spin-off, and for the years ended September 29, 2002 and September 30, 2001 the Company is included in the consolidated federal tax return of its former Parent. Prior to the spin-off, the Company provided for federal taxes on a separate company basis in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Historically, with respect to state income taxes, primarily in California, the Company has been able to reduce its tax liability by offsetting otherwise taxable income with other losses under the former Parent entity. On a separate company basis, the Company would have had an approximate effective state tax rate of 6%. For periods following the completion of the spin-off, the Company's tax returns will be filed on a stand-alone basis. The Company has elected to carry forward its Net Operating Losses into its stand-alone return.

   Due to operating losses for the eleven months ended September 28, 2003, the Company has provided tax benefits and recorded a deferred tax asset, classified as other assets on the accompanying balance sheet, of $3.3 million. The Company has not recorded a valuation allowance against any of its deferred tax assets, since it is believed that such assets are more likely than not to be recoverable through estimated future profitable operations. The Company currently expects to improve its current operating results, returning to profitable operations, primarily through (a) improved gross margins achieved by streamlining additional costs and continuing to leverage its new consolidated manufacturing and storage facilities to improve manufacturing efficiency, (b) growing revenues from profitable product lines and (c) reducing future interest costs on outstanding debt as a result of the recently completed refinancing its indebtedness. Failure by the Company to successfully improve margins, grow revenues and/or maintain the anticipated savings on future interest costs, and return to profitable operating results in the near term, could adversely impact the Company's expected realization of some or all of its deferred tax assets and could require the Company to record a valuation allowance against some or all of such assets, which could have a material adverse effect on the Company's financial position and results of operations.

   The total income tax provision (benefit) was (34.3%), 39.4% and 34.3% of pretax income (loss) for the years ended September 28, 2003, September 29, 2002 and September 30, 2001, respectively. A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:

                                                        FOR THE YEARS ENDED
                                         -----------------------------------------------
                                         SEPTEMBER 28,     September 29,    September 30,
                                            2003              2002              2001
                                         ------------      ------------     ------------
Computed tax provision (benefit) at
   federal statutory rate (35%)          $(3,400,717)      $   577,422      $ 1,159,181
State income tax provision,
   net of federal benefit                   (281,211)            1,024            1,024
Permanent items                               40,461            54,318           33,846
Tax benefit attributed to parent             331,975
Other                                        (43,137)           35,649          (26,242)
                                         ------------      ------------     ------------
                                         $(3,352,629)      $   668,413      $ 1,167,809
                                         ============      ============     ============

   The deferred tax assets and deferred tax liabilities recorded on the balance sheet are as follows:

                                       SEPTEMBER 28, 2003                  September 29, 2002
                                 ------------------------------      ------------------------------
                                   DEFERRED         DEFERRED          DEFERRED         DEFERRED
                                     TAX              TAX               TAX               TAX
                                    ASSETS         LIABILITIES         ASSETS          LIABILITIES
                                 ------------      ------------      ------------      ------------
Current:
   Inventory, A/R                $   337,416       $        --       $   207,035       $        --
   Accrued liabilities               640,704                --           192,367                --
   Prepaid expenses                       --          (151,401)               --          (142,667)
   Other                                  --           (92,961)               --           (89,840)
                                 ------------      ------------      ------------      ------------
                                     978,120          (244,362)          399,402          (232,507)

Noncurrent:
   Net Operating Loss Carry
     forwards                    $ 3,823,823                --                --                --
   Deposits and Deferrals                 --          (497,003)               --                --
   Depreciation                           --          (211,815)               --           (21,640)
   Goodwill                               --          (592,766)               --          (243,487)
                                 ------------      ------------      ------------      ------------
                                   3,823,823        (1,301,584)               --          (265,127)
                                 ------------      ------------      ------------      ------------
Total deferred taxes             $ 4,801,943        (1,545,946)      $   399,402       $  (497,634)
                                 ============      ============      ============      ============

         As of September 28, 2003, the Company had net operating losses available for carryforward for Federal tax purposes of approximately $10 million expiring beginning in 2023.

10. COMMITMENTS AND CONTINGENCIES

   COMMITMENTS

   Future minimum lease payments for all operating leases, including facilities and equipment, at September 28, 2003 are as follows:

                2004                                            $     2,508,593
                2005                                                  1,468,144
                2006                                                  1,026,457
                2007                                                    977,116
                2008 and thereafter                                   6,949,158
                                                                ----------------
                                                                $    12,929,468
                                                                ================

   The Company leases its facilities under operating leases expiring through September 2011, with an option for a five-year extension on its Vernon operating facility. Certain of the other leases provide for renewal options at substantially the same terms as the current leases.

   The Company's lease of its primary operating facility requires the premises to be restored to its original condition upon the termination of the lease. Accordingly, the Company has recorded a liability of $189,000 representing the present value of the estimated restoration costs at September 28, 2003. The corresponding asset will be depreciated over 13 years, and the present value of the liability will be accreted over the term in order to establish a reserve at the end of the lease equal to the refurbishment costs.

   Certain of the Company's equipment leases provide for declining annual rental amounts. Rent expense is recorded on a straight-line basis over the term of the lease. Accordingly, prepaid rent is recorded in the accompanying balance sheets as the difference between rent expense and amounts paid under the terms of the lease agreements.

   Rent expense, including monthly equipment rentals, was approximately $3.2 million, $2.8 million, and $2.4 million for the years ended September 28, 2003, September 29, 2002 and September 30, 2001, respectively.

   TreeCon Resources, as well as certain of its current and former officers and directors, were parties to lawsuits, originally filed in 1997, which alleged misrepresentations that the plaintiffs claim resulted in the market price of TreeCon Resources' stock being artificially inflated. The plaintiffs twice attempted to enjoin the spin-off of the Company, and in each instance, the district court denied the plaintiffs' attempts. Prior to a trial scheduled to commence in March 2003, TreeCon Resources and the plaintiffs agreed to a settlement for a nominal payment. This payment was made in June 2003 and the lawsuit was dismissed with prejudice, preventing the plaintiffs from refiling or advancing similar claims in the future. The Company was never a named defendant in these actions.

   TreeCon Resources received an opinion with respect to the spin-off to the effect that, among other things, the spin-off should qualify as a tax-free spin-off to TreeCon Resources' stockholders and to TreeCon Resources for federal income tax purposes. The opinion is based upon various factual representations and assumptions, as well as certain undertakings, which if untrue or incomplete in a material respect, or any undertaking was not complied with, or if the facts upon which the opinion was based were materially different from the facts at the time of the spin-off, the spin-off may not qualify for tax-free treatment. If, for these reasons or due to events occurring subsequent to the spin-off, it is determined that the spin-off does not qualify for tax-free treatment, then, in general, a very substantial tax would be payable by TreeCon Resources and its stockholders. In certain circumstances, the Company and TreeCon Resources would be jointly and severally liable, and the Company could be required to pay for all or a portion of such taxes resulting from the spin-off being taxable. The Company and TreeCon Resources are unaware of any facts or circumstances that could result in the spin-off being determined to be taxable.

   In connection with the spin-off, TreeCon Resources agreed to indemnify the Company with respect to any current or future tax liabilities for which the Company might otherwise be liable resulting from the operations of any entity other than the Company. Additionally, as discussed in Note 12 to the financial statements, in connection with the spin-off, the Company and TreeCon Resources agreed to cancel all existing intercompany receivables and payables between the entities as of the date of the spin-off.

   The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes (based, in part, on advice of legal counsel) that such contingencies will be resolved without material effect on the Company's financial position, results of operations or cash flows.

   In February and March 2003, we were a party to a consulting agreement with The Steinbrun Group ("SHA"), a business and financial consulting firm. We engaged SHA to provide management consulting services with the long-term objective of maintaining and improving our financial position and profitability and to train senior management of our company. Mr. Steinbrun, who became our Senior Vice President and Chief Financial Officer on April 1, 2003, is a stockholder, director and officer of SHA. We paid to SHA $80,400 for services rendered under the consulting agreement. These fees totaled more than 5% of SHA's estimated gross revenues for its fiscal year ending December 31, 2003.

11. EMPLOYEE BENEFIT PLANS

   In April 1997, Overhill Farms introduced a retirement savings plan under
   Section 401(k) of the Internal Revenue Code. The plan covers substantially all non-union employees meeting minimum service requirements. Under the plan, contributions are voluntarily made by employees. The Company does not provide for a match to the employees' contributions, and its expenses related to the plan have not been significant.

   The Company has also established a 401(k) plan for members of UFCW Union, Local 770 that covers employees meeting certain eligibility requirements. The plan provides for voluntary contributions that may be made by employees and for a contribution to be made by the Company in the event that revenues exceed $140 million for a fiscal year. The annual contribution under the plan ranges from $75-$100 per eligible employee if annual revenues range from $140-$145 million to $400-$425 per eligible employee if annual revenues exceed $200 million. No contributions have been required to be made by the Company under this plan.

12. SPIN-OFF TRANSACTION AND RELATED EVENTS

   On August 14, 2001, the Former Parent's Board of Directors approved a plan to spin-off Overhill Farms, Inc. to stockholders of the Former Parent. On October 29, 2002, the Former Parent accomplished the spin-off by distributing, in the form of a dividend, 100% of its ownership of Overhill Farms common stock, representing 99% of the issued and outstanding common stock of Overhill Farms, to the Former Parent's stockholders of record as of September 30, 2002. The Former Parent's stockholders each received one share of Overhill Farms, Inc. common stock for every two shares of the Former Parent's common stock they owned as of the date of record. Any Former Parent stockholder entitled to a fractional share under this formula received cash, which was immaterial.

   The spin-off was intended to separate Overhill Farms and its Former Parent's other subsidiary, Texas Timberjack, Inc., so that each company's management team could focus on its specific industry. The spin-off was also intended to enable both companies to attract and retain key employees and to reward them with compensation plans directly tied to the success of each business. Also, the assets, debts, liabilities, and organizational structure of the two post-spin-off companies could be more clearly defined. Immediately after the spin-off transaction became effective, the Former Parent no longer owned any shares of Overhill Farms common stock.

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

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                      FOR THE YEAR ENDED SEPTEMBER 28, 2003
                                      ----------------------------------------------------------------------
                                       DECEMBER 29          MARCH 30           JUNE 29         SEPTEMBER 28
                                      -------------      -------------      -------------      -------------
  NET REVENUES                        $ 38,309,691       $ 33,610,990       $ 34,139,886       $ 30,889,843

  GROSS PROFIT                           5,452,023          3,918,209          4,719,769          3,280,519

  OPERATING INCOME (LOSS)                  426,919         (1,173,344)           888,954          1,713,337

  NET INCOME (LOSS)                       (646,244)        (1,807,003)        (1,750,967)        (2,218,084)

  NET (LOSS) PER SHARE - BASIC        $      (0.06)      $      (0.15)      $      (0.14)      $      (0.17)

  NET (LOSS) PER SHARE - DILUTED      $      (0.06)      $      (0.15)      $      (0.14)      $      (0.17)



                                                           For the Year Ended September 29, 2002
                                      ----------------------------------------------------------------------
                                       December 30         March 31            June 30         September 29
                                      -------------      -------------      -------------      -------------

  Net revenues                        $ 33,521,834       $ 34,434,884       $ 34,726,115       $ 36,217,809

  Gross profit                           4,415,242          4,640,430          5,076,946          5,315,208
                                      -------------      -------------      -------------      -------------
  Operating income                       1,642,431          1,723,011          1,900,956          2,031,328

  Net income                               178,407            219,936            285,037            346,507

  Net income per share - basic        $       0.02       $       0.02       $       0.03       $       0.04

  Net income per share - diluted      $       0.02       $       0.02       $       0.02       $       0.03
