Form 10-Q
period 2003-12-28
OVERHILL FARMS INC
filed 2004-02-09
CIK 1101020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

     (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 2003

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ________ to ________

                         Commission file number 1-16699

                              OVERHILL FARMS, INC.
             (Exact name of registrant as specified in its charter)

               NEVADA                                         75-2590292
   (State or other jurisdiction of                           (IRS Employer
   incorporation or organization)                       Identification Number)

                             2727 EAST VERNON AVENUE
                            VERNON, CALIFORNIA 90058
                    (Address of principal executive offices)

                                 (323) 582-9977
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of February 2, 2004, there were 14,805,556 shares of the issuer's common stock, $.01 par value, outstanding.

                              OVERHILL FARMS, INC.
                                    FORM 10-Q
                         QUARTER ENDED DECEMBER 28, 2003

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1.  Financial Statements

         Condensed Balance Sheets as of December 28, 2003 (unaudited)
         and September 28, 2003                                              2

         Condensed Statements of Operations for the Three Months Ended
         December 28, 2003 and December 29, 2002 (unaudited)                 4

         Condensed Statements of Cash Flows for the Three Months Ended
         December 28,  2003 and December 29, 2002 (unaudited)                5

         Notes to Condensed Financial Statements (unaudited)                 8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         22

Item 4.  Controls and Procedures                                            23

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                  24

Item 2.  Changes in Securities and Use of Proceeds                          24

Item 3.  Defaults Upon Senior Securities                                    24

Item 6.  Exhibits and Reports on Form 8-K                                   24

SIGNATURES                                                                  27

EXHIBITS FILED WITH THIS FORM 10-Q                                          28

                                       OVERHILL FARMS, INC.
                                     CONDENSED BALANCE SHEETS

                                              ASSETS

                                                                  December 28,       September 28,
                                                                      2003               2003
                                                                 --------------     --------------
                                                                   (Unaudited)         (Note 2)
Current assets:
   Cash                                                          $     850,254      $     513,622
   Accounts receivable, net of allowance for doubtful
     accounts of $111,469                                           12,935,622         10,027,543
   Inventories                                                      11,299,558         11,059,923
   Prepaid expenses and other                                          935,491          1,077,392
   Deferred income taxes                                               733,758            733,758
                                                                 --------------     --------------
           Total current assets                                     26,754,683         23,412,238
                                                                 --------------     --------------


Property and equipment, at cost                                     21,357,588         21,286,746
   Less accumulated depreciation                                    (8,429,831)        (8,035,416)
                                                                 --------------     --------------
                                                                    12,927,757         13,251,330
                                                                 --------------     --------------

Other assets:
   Excess of cost over fair value of net assets acquired            12,188,435         12,188,435
   Deferred financing costs, net of accumulated amortization
     of $53,776 and $4,934,968                                         793,290          2,507,028
   Deferred income taxes                                             3,776,692          2,522,239
   Other                                                             2,614,223          2,300,857
                                                                 --------------     --------------
                                                                    19,372,640         19,518,559
                                                                 --------------     --------------

Total assets                                                     $  59,055,080      $  56,182,127
                                                                 ==============     ==============

                            The accompanying notes are an integral part
                             of these condensed financial statements.

                                              - 2 -

                                       OVERHILL FARMS, INC.
                               CONDENSED BALANCE SHEETS (CONTINUED)

                          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                                 December 28,      September 28,
                                                                     2003              2003
                                                                 -------------     -------------
                                                                  (Unaudited)        (Note 2)
Current liabilities:
   Accounts payable                                              $  6,188,697      $  7,434,945
   Accrued liabilities                                              3,533,364         3,322,554
   Current maturities of long-term debt                               883,094           813,649
                                                                 -------------     -------------
           Total current liabilities                               10,605,155        11,571,148

Long-term debt, less current maturities                            50,848,395        44,950,438
                                                                 -------------     -------------
           Total liabilities                                       61,453,550        56,521,586
                                                                 -------------     -------------


Shareholders' equity (deficit):
   Series A Preferred stock, $0.01 par value, authorized
     50,000,000 shares, issued and outstanding, 23.57 shares               --                --
   Common stock, $0.01 par value, authorized 100,000,000
     shares, issued and outstanding 14,805,556 shares                 148,056           148,056
   Additional paid-in capital                                       9,573,562         9,573,562
   Warrants to purchase common stock                                      400               400
   Retained earnings (accumulated deficit)                        (12,120,488)      (10,061,477)
                                                                 -------------     -------------
           Total shareholders' equity (deficit)                    (2,398,470)         (339,459)
                                                                 -------------     -------------

Total liabilities and shareholders' equity (deficit)             $ 59,055,080      $ 56,182,127
                                                                 =============     =============

                            The accompanying notes are an integral part
                             of these condensed financial statements.

                                              - 3 -

                              OVERHILL FARMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    For the Three Months Ended
                                                 -------------------------------
                                                  December 28,      December 29,
                                                      2003              2002
                                                 -------------     -------------

Net revenues                                     $ 30,393,606      $ 38,309,691
Cost of sales                                      25,797,635        34,001,913
                                                 -------------     -------------
Gross profit                                        4,595,971         4,307,778

Selling, general and administrative expenses        3,078,595         3,880,859
                                                 -------------     -------------

Operating income                                    1,517,376           426,919
                                                 -------------     -------------

Other expenses:
  Interest expense                                 (1,744,590)       (1,089,258)
  Amortization of deferred financing costs           (360,536)         (324,675)
  Debt extinguishment expenses                     (2,778,374)               --
  Other                                                51,114           (92,543)
                                                 -------------     -------------

Total other expenses                               (4,832,386)       (1,506,476)
                                                 -------------     -------------

Loss before income taxes                           (3,315,010)       (1,079,557)

Income tax benefit                                  1,256,000           433,313
                                                 -------------     -------------

Net loss                                         $ (2,059,010)     $   (646,244)
                                                 =============     =============

Net loss per share, basic and diluted            $       (.14)     $       (.06)
                                                 =============     =============

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                                 OVERHILL FARMS, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                         For the Three Months Ended
                                                        -----------------------------
                                                        December 28,     December 29,
                                                            2003             2002
                                                        ------------     ------------
Operating Activities:
  Net loss                                              $(2,059,010)     $  (646,244)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                       1,001,167          640,761
      Provision for doubtful accounts                            --          172,870
      Noncash debt extinguishment expenses                2,558,374               --
      Deferred tax benefit                               (1,256,000)        (433,313)
      Changes in:
        Accounts receivable                              (2,908,079)      (2,549,439)
        Inventories                                        (239,635)          75,516
        Prepaid expenses and other                         (171,464)         124,432
        Accounts payable                                 (1,246,248)       2,892,841
        Accrued liabilities                                 205,183          211,844
                                                        ------------     ------------

Net cash provided by (used in) operating activities      (4,115,712)         489,268
                                                        ------------     ------------

Investing Activities:
  Net additions to property and equipment                   (70,842)      (2,960,036)
                                                        ------------     ------------

Net cash used in investing activities                       (70,842)      (2,960,036)
                                                        ------------     ------------

                     The accompanying notes are an integral part
                       of these condensed financial statements.

                                        - 5 -

                              OVERHILL FARMS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                    For the Three Months Ended
                                                   -----------------------------
                                                   December 28,     December 29,
                                                       2003             2002
                                                   ------------     ------------

Financing Activities:
  Net borrowings on line of credit arrangements    $        --      $ 4,272,943
  Proceeds from borrowings on long-term debt         5,000,000               --
  Principal payments on long-term debt                 (81,276)        (310,725)
  Deferred financing costs                            (395,538)        (540,282)
  Net advances to or on behalf of former Parent             --         (946,168)
                                                   ------------     ------------

Net cash provided by financing activities            4,523,186        2,475,768

                                                   ------------     ------------

Net increase in cash                                   336,632            5,000
Cash at beginning of period                            513,622            8,115
                                                   ------------     ------------

Cash at end of period                              $   850,254      $    13,115
                                                   ============     ============

Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
  Interest                                         $ 1,336,500      $   960,299
  Income taxes                                     $        --      $        --

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                              OVERHILL FARMS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

The Company, effective upon the completion of its spin-off from its former Parent in October 2002, netted a total of approximately $11.5 million, consisting of all accrued income taxes due to and the unpaid receivable due from its former Parent, against retained earnings (accumulated deficit).

During the three months ended December 29, 2002, the Company issued a total of 2,937,987 shares of its common stock, for nominal consideration, in connection with the exercise of warrants and dilution protection rights granted to its senior subordinated lender.

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                              OVERHILL FARMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 28, 2003
                                   (UNAUDITED)


1.       NATURE OF BUSINESS AND ORGANIZATIONAL MATTERS

         Overhill Farms, Inc. (the "Company" or "Overhill Farms") is a producer of high-quality entrees, plated meals, meal components, soups, sauces, and poultry, meat and fish specialties. From May 5, 1995 through October 29, 2002, the Company was a majority-owned subsidiary of TreeCon Resources, Inc., formerly Overhill Corporation and Polyphase Corporation (the "former Parent"). On October 29, 2002, TreeCon Resources, Inc. distributed to its shareholders, in the form of a tax-free dividend, all of its ownership of Overhill Farms.

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

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 28, 2003 are not necessarily indicative of the results that may be expected for the year ended September 26, 2004 or for any other period.

         The condensed balance sheet at September 28, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 28, 2003.

3.       INVENTORIES

         Inventories are summarized as follows:

                                          December 28,       September 28,
                                              2003               2003
                                          ------------      ------------
         Raw ingredients                    4,353,263         4,414,292
         Finished product                   5,598,934         5,313,593
         Packaging                          1,347,361         1,332,038
                                          ------------      ------------
                                          $11,299,558       $11,059,923
                                          ============      ============

4.       LONG-TERM DEBT

         At September 28, 2003, the Company was not in compliance with certain of the financial and other covenants of its agreements with Levine Leichtman Capital Partners II, L.P. ("LLCP") and Pleasant Street Investors, LLC ("Pleasant Street"). Effective October 31, 2003, the Company reached agreement with each of LLCP and Pleasant Street wherein the lenders waived specified events of default by the Company under the then existing agreements and further agreed to a refinancing of all indebtedness owing by the Company to LLCP and Pleasant Street as described below.

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

         The Company issued to LLCP a second amended and restated secured senior subordinated note due October 31, 2006 in the stated principal amount of $28.858 million in exchange for the surrender by LLCP of the existing $24.658 million senior subordinated note and $4.2 million in additional cash funds. The replacement note has a base rate of interest that was reduced from 15% to 13.5%, subject to increase upon the occurrence of any interest rate event, as defined in the purchase documents, or event of default, and a maturity date that was extended from October 31, 2004 to October 31, 2006. The Company paid LLCP an amendment fee of $184,800 and a new capital fee of $168,000.

         Also as part of the October 31, 2003 debt refinancing, the Company and Pleasant Street amended their existing loan and security agreement to amend the financial covenants and various other provisions. Pleasant Street waived certain specified events of default. In addition, Pleasant Street made an additional term loan to the Company in the principal amount of $800,000 and surrendered the note evidencing the existing Term A Loan in exchange for a second amended and restated senior Term A note in the principal amount of $17.8 million. The annual interest rate on the in-formula portion of the Term A Loan was reduced from 10% to 5.5%. The annual interest rate on the $5.0 million Term B Loan was reduced from 15% to 12%. The interest rates on the Term A Loan and Term B Loan are subject to increase upon the occurrence of any interest rate event, as defined in the loan documents, or event of default as provided in the notes that evidence those loans. The maturity dates of the Term A Loan and the Term B Loan were extended to October 31, 2006 from November 30, 2003 and January 30, 2004, respectively. The Term B Loan was modified to be a monthly amortizing term loan. The prepayment terms of the Term A Loan and the Term B Loan were modified to provide, among other things, that the Company will make mandatory prepayments of annual excess cash flow, if any. The Company paid Pleasant Street an amendment fee of $35,200 and a new capital fee of $32,000.

         The October 31, 2003 debt refinancing has been recorded as a debt extinguishment. Accordingly, unamortized costs associated with the LLCP and Pleasant Street debt that existed at October 31, 2003, along with new amendment fees paid to LLCP and Pleasant Street, were expensed on October 31, 2003. The unamortized costs included original issue debt discounts of $809,635, unamortized financing fees and expenses of $1,173,519 and unamortized cost of warrants issued to LLCP in September of 2002 of $575,220. The total expense recognized in connection with the October 31, 2003 debt extinguishment, including the amendment fees of $184,800 and $35,200 referred to in the preceding paragraphs, amounted to $2,778,374.

         In conjunction with the October 31, 2003 debt refinancing, the Company, James Rudis and LLCP amended an investor rights agreement among them pursuant to which the Company granted to LLCP the right to designate for nomination and election up to three members of the Company's Board of Directors, together with the right to fill the next available vacancy created on the Board of Directors after October 31, 2003, which could result in LLCP having up to four LLCP representatives on the Board at any time. In addition, the parties extended through 2006 the time period during which annual consulting fees of $180,000 will be payable to LLCP, agreed that the Company would be liable for any breach by Mr. Rudis of his liabilities and obligations under the agreement and included a provision obligating Mr. Rudis to resign, and he did timely resign, from all of his positions at TreeCon Resources, Inc., the Company's former Parent, no later than December 31, 2003.

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

         The Company believes, based upon forecasted performance for fiscal year 2004, that it is probable that the Company will be in compliance with all of its revised financial and other covenant requirements. Accordingly, and as a result of the refinancing of the obligations described above, all principal amounts payable to LLCP and to Pleasant

         Street, other than currently scheduled principal payments, have been classified as long-term liabilities in the accompanying condensed balance sheet as of December 28, 2003. In the future, the failure of the Company to achieve certain revenue, expense and profitability levels could result in a violation of the amended financial covenants under its financing arrangements, which would cause the interest rates on the above loans to increase substantially and could further result in acceleration of maturity of the loans, both of which could adversely affect the Company's financial condition, results of operations or cash flows.

5.       PER SHARE DATA

         The following table sets forth the calculation of net loss per share for the periods presented:

                                                                  For the Three Months Ended
                                                                -------------------------------
                                                                December 28,      December 29,
                                                                    2003              2002
                                                                -------------     -------------
         Numerator:
         Net loss attributable to common shareholders           $ (2,059,010)     $   (646,244)
                                                                =============     =============

         Denominator:
            Denominator for basic earnings per share -
              Weighted average shares                             14,805,556        10,084,669
                                                                -------------     -------------

            Effect of dilutive securities:

              Warrants                                                    --                --
              Series A Preferred Stock                                    --                --
                                                                -------------     -------------

                  Dilutive potential common shares                        --                --
                                                                -------------     -------------

            Denominator for diluted earnings loss per share       14,805,556        10,084,669
                                                                =============     =============

         Net loss per share - basic and diluted:                $       (.14)     $       (.06)
                                                                =============     =============

         At December 28, 2003 and December 29, 2002, options to purchase 672,000 shares and 472,000 shares, respectively, were excluded from the calculation of per share amounts in both years, as their effect, if any, would be antidilutive. Warrants to purchase 200 shares and preferred stock convertible into 283,076 shares were also excluded from the calculation of per share amounts in both years, as their effect, if any, would be antidilutive.

6.       STOCK OPTIONS

         The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and provides the pro forma disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, compensation expense for stock options issued to employees is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

         For purposes of pro forma disclosures, the estimated fair value of the options, based on the Black-Scholes option pricing model, is amortized to expense over the options' vesting periods. The following is the pro forma information had the fair value method under SFAS No. 123, as amended by SFAS No. 148, been adopted (in thousands, except per share amounts):

                                                                    For the Three Months Ended
                                                               -------------------------------------
                                                               December 28, 2003   December 29, 2002
                                                               -----------------   -----------------
                  Net loss, as reported                            $  (2,060)          $    (646)

                  Deduct:  Total stock-based employee
                    compensation expense determined under
                    fair value based methods for all
                    awards, net of related tax effects             $      --           $    (396)

                  Pro forma net loss                               $  (2,060)          $  (1,042)

                  Net loss per share, basic and diluted
                    As reported                                    $   (0.14)          $   (0.06)
                    Pro forma                                      $   (0.14)          $   (0.10)

7.       INCOME TAXES

         Due to operating losses for the three months ended December 28, 2003, the Company has provided a tax benefit, and recorded an increase in its deferred tax asset on the accompanying condensed balance sheet at December 28, 2003, of $1,256,000. The Company has not recorded a valuation allowance against any of its deferred tax assets, since it is believed that such assets are more likely than not to be recoverable through estimated future profitable operations. The Company currently expects to improve on its current operating results, returning to profitable operating results, primarily through (a) improved gross margins achieved by streamlining additional costs and continuing to leverage its new consolidated manufacturing and storage facilities to improve manufacturing efficiency, (b) growing revenues from profitable product lines and (c) reducing future interest costs on outstanding debt as a result of the recently completed refinancing of our indebtedness. Failure by the Company to successfully improve margins, grow revenues and/or maintain anticipated savings on future interest costs, and return to profitable operating results in the near term, could adversely impact the Company's expected realization of some or all of its deferred tax assets and could require the Company to record a valuation allowance against some or all of such assets, which could adversely affect the Company's financial position and results of operations.

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

         For the three months ended December 28, 2003 and December 29, 2002, revenues from airline-related customers, a group that is subject to certain business risks, accounted for approximately 20.5% and 20.4% of total net revenues, respectively. Additionally, accounts receivable from airline-related customers accounted for approximately 26.6% of the total accounts receivable balance at each of December 28, 2003 and December 29, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with our condensed financial statements and notes to condensed financial statements included elsewhere in this document. This report, and our condensed financial statements and notes to our condensed financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies.

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

         o market conditions such as the increase in the market price of raw chicken that has occurred in late January and early February 2004 as a result of the Asian bird flu outbreak in Indochina, and weather patterns that may affect the cost of raw material as well as the market for our products;

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

         o        market demand for new and existing products; and

         o other factors as may be discussed in this report and other reports we file with the Securities and Exchange Commission, including those described in Item 7 of our annual report on

                  Form 10-K for the fiscal year ended September 28, 2003 under the heading "Risk Factors Related to Our Business and Industry."

OVERVIEW

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

In evaluating our financial condition and operating performance, we look for evidence of progress toward our primary goals: meeting profitability goals on a customer-by-customer basis, realizing the cost efficiencies made possible by our new manufacturing facility, and growing profitable sales in order to further utilize the increased manufacturing capacity provided by our new facility.

Progress towards these goals is apparent in the increase in gross profit to 15.1% in the first quarter of fiscal 2004 as opposed to 11.2% in the first quarter of fiscal 2003. Sales have actually declined, in some cases due to external factors such as the Southern California grocery strike, and in other cases due to our decision not to aggressively bid on business that did not meet our profitability goals.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Our significant accounting policies are described in the notes to the audited financial statements that are included in our 2003 annual report on Form 10-K for the year ended September 28, 2003. Management believes the following critical accounting policies are related to its more significant estimates and assumptions used in the preparation of our financial statements.

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

For the first quarters of fiscal 2004 and 2003, our revenues from airline-related customers, a group that is subject to certain business risks, accounted for approximately 20.5% and 20.4% of total net revenues, respectively. Additionally, accounts receivable from airline-related customers accounted for approximately 26.6% of the total accounts receivable balance at each of December 28, 2003 and December 29, 2002.

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

A reserve is established for the estimated aged, surplus, spoiled or damaged products, and discontinued inventory items and components. The amount of the reserve is determined by analyzing inventory composition, expected usage, historical and projected sales information, and other factors. Changes in sales volume due to unexpected economic or competitive conditions are among the factors that could result in materially different amounts for this item.

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED. The excess of cost over fair value of net assets acquired (goodwill) is evaluated annually for impairment in accordance with FASB Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data. No impairment of goodwill was recorded during fiscal 2003. At December 28, 2003, we had goodwill of $12,200,000. A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

INCOME TAXES. Due to operating losses for the three months ended December 28, 2003, we have provided a tax benefit, and recorded an increase in our deferred tax asset in the accompanying condensed balance sheet at December 28, 2003, of $1,256,000. We have not recorded a valuation allowance against any of our deferred tax assets, since we believe that such assets are more likely than not to be recoverable through estimated future profitable operations. We currently expect to improve on our current operating results, returning to profitable operating results, primarily through (a) improved gross margins achieved by streamlining additional costs and continuing to leverage our new consolidated manufacturing and storage facilities to improve manufacturing efficiency, (b) growing revenues from profitable product lines and (c) reducing future interest costs on outstanding debt as a result of the recently completed refinancing of our indebtedness. Failure to successfully improve margins, grow revenues and/or maintain anticipated savings on future interest costs, and return to profitable operating results in the near term, could adversely impact our expected realization of some or all of our deferred tax assets and could require us to record a valuation allowance against some or all of those assets, which could adversely affect our financial position and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Under previous practices, certain entities were included in consolidated financial statements based upon controlling voting interests or in other special situations. Under Interpretation No. 46, certain previously unconsolidated entities will be required to be included in consolidated financial statements of the primary beneficiary, as defined. For variable interest entities, often referred to as special purpose entities, created after January 31, 2003, Interpretation No. 46 is effective immediately. Portions of Interpretation No. 46 have been delayed. We do not expect the adoption of the remaining provisions of Interpretation No. 46 to have a material impact on our financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 28, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 29, 2002

NET REVENUES. Net revenues for the three months ended December 28, 2003 decreased $7,916,000 (20.7%) to $30,394,000 from $38,310,000 for the three months ended December 29, 2002. While we operate as a single business unit, manufacturing various products on common production lines, revenue from similar customers are grouped into the following natural categories: retail, foodservice, airlines and weight loss.

Retail net revenues were $5,356,000 for the first quarter of fiscal 2004 as compared to $9,283,000 for the first quarter of fiscal 2003, a decrease of $3,927,000. Retail sales for the period were impacted by the Southern California grocery strike, which continues as of the date of this report. Among our retail customers, sales to Albertson's decreased by over $3,000,000 for the first quarter as compared to the first quarter of fiscal 2003. Management continues to believe that existing and new retail customers represent a near term opportunity for growth. We have recently received orders from new grocery chain customers, and we have expanded our penetration in the club store market.

Foodservice net revenues were $12,883,000 for the first quarter of fiscal 2004 as compared to $15,955,000 for the first quarter of fiscal 2003, a decrease of $3,072,000. This reduction was principally the result of activity in two customer accounts, one of which we decided not to re-bid aggressively based on our profitability objectives, and a second of which reduced the number of products offered to their customers. As with retail sales, we maintain our belief that foodservice sales represent another growth opportunity. We have retained additional sales personnel to focus on this market and have shifted responsibilities internally to capitalize on this opportunity.

Airline net revenues were $6,239,000 for the first quarter of fiscal 2004 as compared to $7,839,000 for the first quarter of fiscal 2003, a decrease of $1,600,000. This was largely the result of our decision to limit our credit exposure after United Airlines filed for bankruptcy protection in December 2002. We are in the process of bidding for additional airline business from several international carriers in an effort to increase current airline sales toward historical levels.

Weight loss net revenues were $5,916,000 for the first quarter of fiscal 2004, as compared to $5,233,000 for the first quarter of fiscal 2003, an increase of $683,000.

GROSS PROFIT. Gross profit for the first quarter of fiscal 2004 increased to $4,596,000 from $4,308,000 for the first quarter of fiscal 2003. The increase in gross profit despite lower net revenues was the result of several positive factors. Gross profit margin as a percentage of net revenues increased from 11.2% for the first quarter of fiscal 2003 to 15.1% for the first quarter of fiscal 2004 due to (1) the realization of planned efficiencies in our new production facility; (2) our efforts to increase profitability on new accounts and management's decision to forgo business that did not meet our profitability objectives; and (3) decreasing intracompany product transfers and reduced costs resulting from the full utilization of our new on site cold storage facility.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (SG&A) for the first quarter of fiscal 2004 decreased $802,000 (20.7%) to $3,079,000 (10.1% of net revenues) from $3,881,000 (10.1% of net revenues) for the first quarter of fiscal 2003. The decrease in SG&A reflects the fact that there were no bad debt write-offs in the three months ended December 28, 2003, as compared to a write-off of $173,000 for United Airlines in the quarter ended December 29, 2002. Additionally, outbound freight decreased $575,000 due to reduced sales volume and better management of freight costs.

OPERATING INCOME. Operating income increased $1,090,000 (255.4%) to $1,517,000 for the first quarter of fiscal 2004 from $427,000 for the first quarter of fiscal 2003. The increase in operating income for the period, on a lower revenue base, is the result of improvements in gross margins and reductions in SG&A as noted above. We intend to closely manage our cost structure with increased emphasis on individual account profitability as we continue to develop additional revenue opportunities.

OTHER EXPENSES. Other expenses for the first quarter of fiscal 2004, which consist primarily of various financing-related charges, increased $3,326,000 (220.7%) to $4,832,000 from $1,506,000 for the first quarter of fiscal 2003. The increase includes a $2,778,000 charge, substantially all noncash, for debt extinguishment expenses related to the write-off of deferred financing costs and debt issue costs in connection with the refinancing of substantially all indebtedness in October 2003. The increase also includes an increase in interest expense of $655,000 due to increases in borrowings and interest rates, and $110,000 of increased amortization of original issue discount from the April 2003 refinancing.

INCOME TAX PROVISION (BENEFIT). Due to operating losses for the first quarter of fiscal 2004, we have provided a tax benefit and recorded an increase in our deferred tax asset in our condensed balance sheet at December 28, 2003 of $1,256,000. A similar tax benefit of $433,000 was recorded for the first quarter of fiscal 2003. The effective tax rates for both quarters were based upon the estimated annual effective tax rates of approximately 37.9% in 2003 and 40.1% in 2002. We have not recorded a valuation allowance against any of our deferred tax assets, since we believe that such assets are more likely than not to be recoverable through estimated future profitable operations. If we fail to successfully improve margins, grow revenues and/or maintain anticipated savings on future interest costs, and return to profitable operating results in the near term, it could adversely impact our expected realization of some or all of our deferred tax assets and could require us to record a valuation allowance against some or all of those assets, which could adversely affect our financial position and results of operations.

NET LOSS. The net result for the first quarter of fiscal 2004 was a loss of $2,059,000 ($.14 per share) as compared to a loss of $646,000 ($.06 per share) for the first quarter of fiscal 2003.

We currently expect to improve on our current operating results, and return to profitable operations, primarily through (a) improved gross margins achieved by streamlining additional costs and continuing to leverage our new consolidated manufacturing and storage facilities to improve manufacturing efficiency, (b) growing revenues from profitable product lines and (c) reducing future interest costs on outstanding debt due to the recent refinancing of our long and short-term debt. As discussed in "Risk Factors Related to Our Business and Industry," included in Item 7 of our 2003 annual report on Form 10-K, we may be unable to improve our operating results if we suffer a decline in our manufacturing efficiency, the loss of major customers, further declines in air travel, a continuation of the grocery strike, adverse changes in our operating costs, or other adverse changes to our business. Our profitability may also be adversely impacted by prolonged increases in raw material costs, such as the increases in the market price of raw chicken that occurred in late January and early February 2004 as a result of the Asian bird flu outbreak in Indochina, if such raw material cost increases are not offset by increases in sales prices.

LIQUIDITY AND CAPITAL RESOURCES

Historically, principal sources of liquidity have been cash flows from operations and existing financing arrangements. Our cash and cash equivalents increased by $337,000 to $850,000 during the first quarter of fiscal 2004.

During the first quarter of fiscal 2004, our operating activities resulted in a use of cash of approximately $4,116,000, as compared to cash provided of $489,000 during the first quarter of fiscal 2003. During the current period, operating losses and noncash expenses generally offset one another, with the use of cash resulting primarily from a $2,908,000 increase in accounts receivable and a $1,246,000 reduction of accounts payable. As of December 28, 2003, we had working capital of approximately $16,150,000.

During the first quarter of fiscal 2004, our investing activities resulted in a use of cash of approximately $71,000, as compared to a use of cash of $2,960,000 during the first quarter of fiscal 2003. The use of cash in the both years consisted exclusively of additions to property and equipment. The prior year additions related primarily to the consolidation of most of our operations into our new facility in Vernon, California.

During the first quarter of fiscal 2004, our financing activities provided cash of approximately $4,523,000, as compared to cash provided of $2,476,000 during the first quarter of fiscal 2003. The cash provided in the current period resulted primarily from new borrowings, net of related deferred financing costs, in connection with the debt refinancing in October 2003.

At September 28, 2003, we were not in compliance with certain of the financial and other covenants of our agreements with our two major lenders, including, among other things, our failure to observe the limitations on indebtedness relating to trade accounts payable, failure to comply with certain payment plans and our failure to liquidate Overhill Ventures before August 20, 2003. Effective October 31, 2003, we reached agreement with each of LLCP and Pleasant Street wherein the lenders waived specified events of default by us under the then existing agreements and further agreed to a refinancing of all indebtedness owing by us to LLCP and Pleasant Street as described below.

On October 31, 2003, we entered into debt refinancing arrangements with LLCP and Pleasant Street in order (1) to obtain an aggregate of $5,000,000 of additional funds to finance our accounts receivable, to build up our inventory levels and for other working capital purposes, (2) to reduce the base rates of interest on and extend the maturity dates of the note held by LLCP and the loans made by Pleasant Street, (3) to amend the financial covenants and certain other provisions contained in the relevant investment documents with respect to LLCP and the relevant loan documents with respect to Pleasant Street and (4) to obtain waivers of specified events of default under then existing agreements with LLCP and Pleasant Street.

We issued to LLCP a second amended and restated secured senior subordinated note due October 31, 2006 in the stated principal amount of $28,858,000 in exchange for the surrender by LLCP of the existing $24,658,000 senior subordinated note and $4,200,000 in additional cash funds. The replacement note has a base rate of interest that was reduced from 15% to 13.5%, subject to increase upon the occurrence of any interest rate event, as defined in the purchase documents, or event of default, and a maturity date that was extended from October 31, 2004 to October 31, 2006. We paid LLCP an amendment fee of $184,800 and a new capital fee of $168,000.

Also as part of the October 31, 2003 debt refinancing, Pleasant Street and we amended our existing loan and security agreement to amend the financial covenants and various other provisions. Pleasant Street waived certain specified events of default. In addition, Pleasant Street made an additional term loan to us in the principal amount of $800,000 and surrendered the note evidencing the existing Term A Loan in exchange for a second amended and restated senior Term A note in the principal amount of $17,800,000. The annual interest rate on the in-formula portion of the Term A Loan was reduced from 10% to 5.5%. The annual interest rate on the $5,000,000 Term B Loan was reduced from 15% to 12%. The interest rates on the Term A Loan and Term B Loan are subject to increase upon the occurrence of an interest rate event, as defined in the loan documents, or event of default as provided in the notes that evidence those loans. The maturity dates of the Term A Loan and the Term B Loan were extended to October 31, 2006 from November 30, 2003 and January 30, 2004, respectively. The Term B Loan was modified to be a monthly amortizing term loan. The prepayment terms of the Term A Loan and the Term B Loan were modified to provide, among other things, that we will make mandatory prepayments of annual excess cash flow, if any. We paid Pleasant Street an amendment fee of $35,200 and a new capital fee of $32,000.

The October 31, 2003 debt refinancing has been recorded as a debt extinguishment. Accordingly, unamortized costs associated with the LLCP and Pleasant Street debt that existed at October 31, 2003, along with new amendment fees paid to LLCP and Pleasant Street, were expensed on October 31, 2003. The unamortized costs included original issue debt discounts of $809,635, unamortized financing fees and expenses of $1,173,519 and unamortized cost of warrants issued to LLCP in September of 2002 of $575,220. The total expense recognized in connection with the October 31, 2003 debt extinguishment, including the amendment fees of $184,800 and $35,200 referred to in the preceding paragraphs, amounted to $2,778,374.

We believe, based upon forecasted performance for fiscal year 2004, that it is probable that we will be in compliance with all of our revised financial and other covenant requirements. Accordingly, and as a result of the refinancing of the obligations described above, all principal amounts payable to LLCP and to Pleasant Street, other than currently scheduled principal payments, have been classified as long-term liabilities in the accompanying balance sheet as of December 28, 2003. In the future, our failure to achieve certain revenue, expense and profitability levels could result in a violation of the amended financial covenants under our financing arrangements, which would cause the interest rates on the above loans to increase substantially and could further result in acceleration of maturity of the loans, both of which could adversely affect our financial condition, results of operations or cash flows.

We believe that funds available to us from operations and existing capital resources will be adequate for our capital requirements for at least the next twelve months.

Following is a summarization of our contractual obligations at December 28, 2003:

         FUTURE DEBT MATURITIES AT DECEMBER 28, 2003:

         Fiscal Year
         -----------
         2004                                                      $    662,818
         2005                                                           888,742
         2006                                                           884,301
         2007                                                        49,295,628
                                                                   ------------
         Total                                                       51,731,489
                                                                   =============

         FUTURE CONTRACTUAL OBLIGATIONS AT DECEMBER 28, 2003:

         Fiscal Year
         -----------
         2004                                                      $  2,142,352
         2005                                                         2,048,815
         2006                                                         1,364,697
         2007                                                         1,024,453
         2008 and thereafter                                          6,980,429
                                                                   -------------
                                                                   $ 13,560,746
                                                                   =============

         OTHER CONTRACTUAL OBLIGATIONS AT DECEMBER 28, 2003:

         In addition to the contractual obligations mentioned above, at December 28, 2003, we had open purchase orders for raw materials to be delivered in the subsequent quarter totaling $2,173,000.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - Obligations. We are currently subject to interest rate risk on variable interest rate obligations. A hypothetical 10% increase in average market interest rates would increase annual interest expense on currently outstanding debt by approximately $111,000. We are also subject to interest rate risk on our fixed interest rate obligations. Based upon outstanding amounts of fixed rate obligations as of December 28, 2003, a hypothetical 10% decrease in average market interest rates would increase the fair value of outstanding fixed rate debt by approximately $337,000.

We do not own, nor do we have an interest in, any other market risk sensitive instruments.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) has concluded, based on its evaluation as of December 28, 2003, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended December 28, 2003, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

From time to time, we are involved in various lawsuits, claims and proceedings related to the conduct of our business. Our management does not believe that the disposition of any pending claims is likely to adversely affect our financial condition, results of operations or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

As described in Note 4 to the financial statements that accompany this report, on October 31, 2003, we refinanced substantially all of our outstanding debt. In connection with the refinancing, we amended our investor rights agreement among us, James Rudis and LLCP to, among other things, grant to LLCP the right to designate for nomination and election up to three members of our board of directors, together with the right to fill the next available vacancy created on our board of directors after October 31, 2003, which could result in LLCP having up to four LLCP representatives on our board of directors at any time.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

At September 28, 2003, we were not in compliance with certain of the financial and other covenants under borrowing arrangements with our two major lenders, including, among other things, our failure to observe the limitations on indebtedness relating to trade accounts payable, failure to comply with certain payment plans and our failure to liquidate Overhill Ventures before August 20, 2003. Effective October 31, 2003, we reached agreement with each of LLCP and Pleasant Street wherein the lenders waived specified events of default by us under the then existing agreements and further agreed to a refinancing of all indebtedness owing by us to LLCP and Pleasant Street as described elsewhere in this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         Number                            Description
         ------                            -----------

         10.1 Amendment to Employment Agreement dated October 30, 2003 between OFI and James Rudis (#) (1)

         10.2 Letter agreement dated October 30, 2003 confirming amendment to terms of April 3, 2003 employment agreement between OFI and John Steinbrun (#) (1)

         10.3 Third Amendment to Second Amended and Restated Securities Purchase Agreement dated October 31, 2003 among OFI, the entities from time to time parties thereto as Guarantors, and Levine Leichtman Capital Partners II, L.P. ("LLCP") (1)

         10.4 Second Amended and Restated Secured Senior Subordinated Note due 2006 in the principal amount of $28,858,000 made by OFI in favor of LLCP on October 31, 2003 (1)

         10.5 Third Amendment to Amended and Restated Security Agreement dated October 31, 2003 among OFI, any future subsidiaries of OFI from time to time parties thereto, and LLCP (1)

         10.6 Second Amendment to Amended and Restated Investor Rights Agreement dated October 31, 2003 among OFI, James Rudis and LLCP (1)

         10.7 Termination Agreement Re: Equity Repurchase Option Agreement dated October 31, 2003 between OFI and LLCP (1)

         10.8 Third Amendment to Second Amended and Restated Loan and Security Agreement dated October 31, 2003 between OFI and Pleasant Street Investors, LLC ("PSI") (1)

         10.9 Second Amended and Restated Secured Senior Term A Note in the principal amount of $17,800,000 made by OFI in favor of PSI on October 31, 2003 (1)

         10.10 First Amendment to and Consent Under Second Amended and Restated Intercreditor and Subordination Agreement dated October 31, 2003 between LLCP and PSI (1)

         10.11* Conditional Waiver Letter dated December 12, 2003 between Levine Leichtman Capital Partners II, L.P. and Overhill Farms, Inc. relating to Second Amended and Restated Securities Purchase Agreement dated as of April 16, 2003, as amended.

         10.12* Conditional Waiver Letter dated December 12, 2003 between Pleasant Street Investors, LLC and Overhill Farms, Inc. relating to Second Amended and Restated Loan and Security Agreement dated as of April 16, 2003, as amended.

         31* Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

         32* Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------

         (1) Filed as an exhibit to and incorporated by reference from our Form 8-K for October 31, 2003 that was filed with the Securities and Exchange Commission on November 5, 2003.

         *          Filed herewith

         #          Management contract or compensatory plan or arrangement


   (b)   Reports on Form 8-K
         -------------------

         On November 5, 2003, we filed a Form 8-K for October 31, 2003 that included a discussion of the refinancing of substantially all of our debt in Item 5 - Other Events and Required FD Disclosure and also included various exhibits in Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   OVERHILL FARMS, INC.
                                                   (REGISTRANT)


Date:    February 9, 2004                          By: /s/ James Rudis
                                                       -------------------------
                                                       James Rudis
                                                       Chairman, President and
                                                       Chief Executive Officer



Date:    February 9, 2004                          By: /s/ John L. Steinbrun
                                                       -------------------------
                                                       John L. Steinbrun
                                                       Senior Vice President and
                                                       Chief Financial Officer

                  EXHIBITS FILED WITH THIS REPORT ON FORM 10-Q


         Number                           Description
         ------                           -----------

         10.11 Conditional Waiver Letter dated December 12, 2003 between Levine Leichtman Capital Partners II, L.P. and Overhill Farms, Inc. relating to Second Amended and Restated Securities Purchase Agreement dated as of April 16, 2003, as amended.

         10.12 Conditional Waiver Letter dated December 12, 2003 between Pleasant Street Investors, LLC and Overhill Farms, Inc. relating to Second Amended and Restated Loan and Security Agreement dated as of April 16, 2003, as amended.

         31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002