Form 10-Q
period 2004-03-28
OVERHILL FARMS INC
filed 2004-05-10
CIK 1101020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

     (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2004

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

As of April 28, 2004, there were 14,805,556 shares of the issuer's common stock, $.01 par value, outstanding.

                              OVERHILL FARMS, INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 28, 2004

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          Page No.
-------------------------------                                         --------

Item 1. Financial Statements


        Condensed Balance Sheets as of March 28, 2004 (unaudited) and
        September 28, 2003                                                     2

        Condensed Statements of Operations for the Three Months Ended
        March 28, 2004 and March 30, 2003 (unaudited)                          4

        Condensed Statements of Operations for the Six Months Ended
        March 28, 2004 and March 30, 2003 (unaudited)                          5

        Condensed Statements of Cash Flows for the Six Months Ended
        March 28, 2004 and March 30, 2003 (unaudited)                          6

        Notes to Condensed Financial Statements (unaudited)                    8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 14

Item 3. Quantitative and Qualitative Disclosures about Market Risk            23

Item 4. Controls and Procedures                                               23

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                     25

Item 6. Exhibits and Reports on Form 8-K                                      25

SIGNATURES                                                                    26

EXHIBITS FILED WITH THIS FORM 10-Q                                            27


ITEM 1.   FINANCIAL STATEMENTS


                                                  OVERHILL FARMS, INC.
                                                CONDENSED BALANCE SHEETS



                                                         ASSETS

                                                                                    March 28,        September 28,
                                                                                      2004               2003
                                                                                  -------------      -------------
                                                                                   (Unaudited)          (Note 2)
Current assets:
   Cash                                                                           $    701,001       $    513,622
   Accounts receivable, net of allowance for doubtful accounts
     of $111,000                                                                    13,486,207         10,027,543
   Inventories                                                                      12,052,104         11,059,923
   Prepaid expenses and other                                                        1,311,795          1,077,392
   Deferred income taxes                                                               733,758            733,758
                                                                                  -------------      -------------
           Total current assets                                                     28,284,865         23,412,238
                                                                                  -------------      -------------


Property and equipment, at cost                                                     21,469,299         21,286,746
   Less accumulated depreciation                                                    (8,824,336)        (8,035,416)
                                                                                  -------------      -------------
                                                                                    12,644,963         13,251,330
                                                                                  -------------      -------------

Other assets:
   Excess of cost over fair value of net assets acquired                            12,188,435         12,188,435
   Deferred financing costs, net of accumulated amortization of
     $102,653 and $4,934,968                                                           753,181          2,507,028
   Deferred income taxes                                                             3,880,017          2,522,239
   Other                                                                             2,816,615          2,300,857
                                                                                  -------------      -------------
                                                                                    19,638,248         19,518,559
                                                                                  -------------      -------------

Total assets                                                                      $ 60,568,076       $ 56,182,127
                                                                                  =============      =============

                                       The accompanying notes are an integral part
                                        of these condensed financial statements.


                                        OVERHILL FARMS, INC.
                                CONDENSED BALANCE SHEETS (CONTINUED)



                           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                                   March 28,         September 28,
                                                                      2004               2003
                                                                  -------------      -------------
                                                                   (Unaudited)          (Note 2)
Current liabilities:
   Accounts payable                                               $  8,797,625       $  7,434,945
   Accrued liabilities                                               2,827,334          3,322,554
   Current maturities of long-term debt                                885,842            813,649
                                                                  -------------      -------------
           Total current liabilities                                12,510,801         11,571,148

Long-term debt, less current maturities                             50,625,044         44,950,438
                                                                  -------------      -------------
           Total liabilities                                        63,135,845         56,521,586
                                                                  -------------      -------------


Shareholders' equity (deficit):
   Series A Preferred stock, $0.01 par value, authorized
     50,000,000 shares, issued and outstanding, 23.57 shares                --                 --
   Common stock, $0.01 par value, authorized 100,000,000
     shares, issued and outstanding 14,805,556 shares                  148,056            148,056
   Additional paid-in capital                                        9,573,562          9,573,562
   Warrants to purchase common stock                                       400                400
   Retained earnings (accumulated deficit)                         (12,289,787)       (10,061,477)
                                                                  -------------      -------------
           Total shareholders' equity (deficit)                     (2,567,769)          (339,459)
                                                                  -------------      -------------

Total liabilities and shareholders' equity (deficit)              $ 60,568,076       $ 56,182,127
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

                              OVERHILL FARMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                   For the Three Months Ended
                                                --------------------------------
                                                  March 28,           March 30,
                                                    2004                2003
                                                -------------      -------------

Net revenues                                    $ 31,137,910       $ 33,610,990
Cost of sales                                     26,723,796         30,479,285
                                                -------------      -------------
Gross profit                                       4,414,114          3,131,705

Selling, general and administrative expenses       3,168,323          4,305,049
                                                -------------      -------------

Operating income (loss)                            1,245,791         (1,173,344)

Other expenses:
  Interest expense                                (1,485,003)        (1,243,187)
  Amortization of deferred financing costs           (48,378)          (504,724)
  Other                                               14,966            (97,360)
                                                -------------      -------------

Total other expenses                              (1,518,415)        (1,845,271)
                                                -------------      -------------

Loss before income taxes                            (272,624)        (3,018,615)

Income tax benefit                                  (103,324)        (1,211,612)
                                                -------------      -------------

Net loss                                        $   (169,300)      $ (1,807,003)
                                                =============      =============

Net loss per share, basic and diluted           $       (.01)      $       (.15)
                                                =============      =============



                   The accompanying notes are an integral part
                    of these condensed financial statements.

                              OVERHILL FARMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                    For the Six Months Ended
                                                --------------------------------
                                                  March 28,          March 30,
                                                    2004               2003
                                                -------------      -------------

Net revenues                                    $ 61,531,516       $ 71,920,681
Cost of sales                                     52,521,431         64,481,198
                                                -------------      -------------
Gross profit                                       9,010,085          7,439,483

Selling, general and administrative expenses       6,246,918          8,185,908
                                                -------------      -------------

Operating income (loss)                            2,763,167           (746,425)

Other expenses:
  Interest expense                                (3,229,593)        (2,332,445)
  Amortization of deferred financing costs          (408,914)          (816,451)
  Debt extinguishment expenses                    (2,778,374)                --
  Other                                               66,080           (202,851)
                                                -------------      -------------

Total other expenses                              (6,350,801)        (3,351,747)
                                                -------------      -------------

Loss before income taxes                          (3,587,634)        (4,098,172)

Income tax benefit                                (1,359,324)        (1,644,925)
                                                -------------      -------------

Net loss                                        $ (2,228,310)      $ (2,453,247)
                                                =============      =============

Net loss per share, basic and diluted           $       (.15)      $       (.22)
                                                =============      =============


                   The accompanying notes are an integral part
                    of these condensed financial statements.


                                        OVERHILL FARMS, INC.
                                 CONDENSED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                    For the Six Months Ended
                                                                 ------------------------------
                                                                   March 28,         March 30,
                                                                     2004              2003
                                                                 ------------      ------------
Operating Activities:
  Net loss                                                       $(2,228,310)      $(2,453,247)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation and amortization                                 1,451,479         1,465,114
     Provision for doubtful accounts                                      --           279,046
     Noncash debt extinguishment expenses                          2,558,374                --
     Deferred tax benefit                                         (1,359,324)       (1,644,925)
     Changes in:
       Accounts receivable                                        (3,458,664)        2,733,015
       Inventories                                                  (992,181)        5,393,327
       Prepaid expenses and other                                   (750,161)         (584,513)
       Accounts payable                                            1,362,680           383,478
       Accrued liabilities                                          (508,276)        1,353,513
                                                                 ------------      ------------

Net cash (used in) provided by operating activities               (3,924,383)        6,924,808
                                                                 ------------      ------------

Investing Activities:
  Net additions to property and equipment                           (182,554)       (4,733,723)
                                                                 ------------      ------------

Net cash used in investing activities                               (182,554)       (4,733,723)
                                                                 ------------      ------------



                             The accompanying notes are an integral part
                              of these condensed financial statements.


                                   OVERHILL FARMS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                        (UNAUDITED)


                                                            For the Six Months Ended
                                                         ------------------------------
                                                           March 28,        March 30,
                                                             2004              2003
                                                         ------------      ------------
Financing Activities:
  Net borrowings on line of credit arrangements          $        --       $   623,809
  Proceeds from borrowings on long-term debt               5,000,000                --
  Principal payments on long-term debt                      (301,878)       (1,162,742)
  Deferred financing costs                                  (403,806)         (703,499)
  Net advances to or on behalf of former Parent                   --          (946,168)
                                                         ------------      ------------


Net cash provided by (used in) financing activities        4,294,316        (2,188,600)
                                                         ------------      ------------

Net increase in cash                                         187,379             2,485
Cash at beginning of period                                  513,622             8,115
                                                         ------------      ------------

Cash at end of period                                    $   701,001       $    10,600
                                                         ============      ============

Supplemental Schedule of Cash Flow Information:
   Cash paid during the period for:
     Interest                                            $ 3,062,651       $ 1,661,611
     Income taxes                                        $        --       $        --


Supplemental Schedule of Noncash Investing and Financing Activities:

The Company, effective upon the completion of its spin-off from its former Parent in October 2002, netted a total of approximately $11,500,000, consisting of all accrued income taxes due to and the unpaid receivable due from its former Parent, against retained earnings (accumulated deficit).

During the six months ended March 30, 2003, the Company issued a total of 2,937,987 shares of its common stock, for nominal consideration, in connection with the exercise of warrants and dilution protection rights granted to its senior subordinated lender.



                   The accompanying notes are an integral part
                    of these condensed financial statements.

                              OVERHILL FARMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 28, 2004
                                   (UNAUDITED)


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

   The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 28, 2004 are not necessarily indicative of the results that may be expected for the year ended September 26, 2004 or for any other period.

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

3. INVENTORIES

   Inventories are summarized as follows:

                                          March 28,       September 28,
                                            2004               2003
                                        -------------     -------------

  Raw ingredients                       $  4,951,218      $  4,414,292
  Finished product                         5,653,103         5,313,593
  Packaging                                1,447,783         1,332,038
                                        -------------     -------------
                                        $ 12,052,104      $ 11,059,923
                                        =============     =============


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

   On October 31, 2003, the Company entered into debt refinancing arrangements with LLCP and Pleasant Street in order to (1) obtain an aggregate of $5,000,000 of additional funds to finance the Company's accounts receivable, to build up its inventory levels and for other working capital purposes, (2) reduce the base rates of interest on and extend the maturity dates of the note held by LLCP and the loans made by Pleasant Street, (3) amend the financial covenants and certain other provisions contained in the relevant investment documents with respect to LLCP and the relevant loan documents with respect to Pleasant Street and (4) obtain waivers of specified events of default under then existing agreements with LLCP and Pleasant Street.

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

   Also as part of the October 31, 2003 debt refinancing, the Company and Pleasant Street amended their existing loan and security agreements to amend the financial covenants and various other provisions. Pleasant Street waived certain specified events of default. In addition, Pleasant Street made an additional term loan to the Company in the principal amount of $800,000 and surrendered the note evidencing the existing Term A Loan in exchange for a second amended and restated senior Term A note in the principal amount of $17,800,000. The annual interest rate on the in-formula portion of the Term A Loan was reduced from 10% to 5.5%. The annual interest rate on the $5,000,000 Term B Loan was reduced from 15% to 12%. The interest rates on the Term A Loan and Term B Loan are subject to increase upon the occurrence of any interest rate event, as defined in the loan documents, or event of default as provided in the notes that evidence those loans. The maturity dates of the Term A Loan and the Term B Loan were extended to October 31, 2006 from November 30, 2003 and January 30, 2004, respectively. The Term B Loan was modified to be a monthly amortizing term loan. The prepayment terms of the Term A Loan and the Term B Loan were modified to provide, among other things, that the Company will make mandatory prepayments of annual excess cash flow, if any. The Company paid Pleasant Street an amendment fee of $35,200 and a new capital fee of $32,000.

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

   The Company believes, based upon forecasted performance for fiscal year 2004, that it is probable that the Company will be in compliance with all of its revised financial and other covenant requirements. Accordingly, and as a result of the refinancing of the obligations described above, all principal amounts payable to LLCP and to Pleasant Street, other than currently scheduled principal payments, have been classified as long-term liabilities in the accompanying condensed balance sheet as of March 28, 2004. In the future, the failure of the Company to achieve certain revenue, expense and profitability levels could result in a violation of the amended financial covenants under its financing arrangements, which would cause the interest rates on the above loans to increase substantially and could further result in acceleration of maturity of the loans, both of which could adversely affect the Company's financial condition, results of operations or cash flows.

5. PER SHARE DATA

   The following table sets forth the calculation of net loss per share for the periods presented:

                                                           For the Three Months Ended
                                                        --------------------------------
                                                          March 28,          March 30,
                                                            2004               2003
                                                        --------------------------------
Numerator:
Net loss attributable to common shareholders            $   (169,300)      $ (1,807,003)
                                                        ================================

Denominator:
   Denominator for basic earnings per share -
     Weighted average shares                              14,805,556         12,338,797
                                                        --------------------------------

   Effect of dilutive securities:

     Warrants                                                     --                 --
     Series A Preferred Stock                                     --                 --
                                                        --------------------------------

         Dilutive potential common shares                         --                 --
                                                        ================================

   Denominator for diluted earnings loss per share        14,805,556         12,338,797
                                                        ================================

  Net loss per share - basic and diluted:               $       (.01)      $       (.15)
                                                        ================================


                                                            For the Six Months Ended
                                                        --------------------------------
                                                          March 28,          March 30,
                                                            2004               2003
                                                        --------------------------------
Numerator:
Net loss attributable to common shareholders            $ (2,228,310)      $ (2,453,247)
                                                        ================================

Denominator:
   Denominator for basic earnings per share -
     Weighted average shares                              14,805,556         11,211,733
                                                        --------------------------------

   Effect of dilutive securities:

     Warrants                                                     --                 --
     Series A Preferred Stock                                     --                 --
                                                        --------------------------------

         Dilutive potential common shares                         --                 --
                                                        --------------------------------

   Denominator for diluted earnings loss per share        14,805,556         11,211,733
                                                        ================================

Net loss per share - basic and diluted:                 $       (.15)      $       (.22)
                                                        ================================

   At March 28, 2004 and March 30, 2003, options to purchase 672,000 shares and 472,000 shares, respectively, were excluded from the calculation of per share amounts in both years, as their effect, if any, would be antidilutive. Warrants to purchase 200 shares and preferred stock convertible into 283,076 shares were also excluded from the calculation of per share amounts in both years, as their effect, if any, would be antidilutive.

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

   For purposes of pro forma disclosures, the estimated fair value of the options, based on the Black-Scholes option pricing model, is amortized to expense over the options' vesting periods. The following is the pro forma information had the fair value method under SFAS No. 123, as amended by SFAS No. 148, been adopted (in thousands, except per share amounts):

                                                   Three Months Ended                 Six Months Ended
                                             -------------------------------  ---------------------------------
                                              March 28, 2004  March 30,2003    March 28, 2004  March 30, 2003
                                              --------------  -------------    --------------  --------------
Net income (loss), as reported                $     (169)     $     (1,807)    $     (2,228)   $     (2,453)

Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based methods for all awards,
  net of related tax effects                  $       --      $         --     $         --    $       (396)

Pro forma net income (loss)                   $     (169)     $     (1,807)    $     (2,228)   $     (2,849)

Net income (loss) per share
  Basic, as reported                          $    (0.01)     $      (0.15)    $      (0.15)   $      (0.22)
  Basic, pro forma                            $    (0.01)     $      (0.15)    $      (0.15)   $      (0.25)

  Diluted, as reported                        $    (0.01)     $      (0.15)    $      (0.15)   $      (0.22)
  Diluted, pro forma                          $    (0.01)     $      (0.15)    $      (0.15)   $      (0.25)


7. INCOME TAXES

   Due to operating losses for the three and six months ended March 28, 2004, the Company has provided a tax benefit, and recorded an increase in its deferred tax asset to approximately $4,614,000 on the accompanying condensed balance sheet at March 28, 2004. The Company has not recorded a valuation allowance against any of its deferred tax assets, since it is believed that such assets are more likely than not to be recoverable through estimated future profitable operations. The Company currently expects to improve on its current operating results, returning to profitable operations, primarily through (a) improving gross margins by streamlining additional costs and continuing to leverage the new consolidated manufacturing and storage facilities to improve manufacturing efficiency, (b) growing revenues from profitable product lines and increasing its customer base and (c) maintaining reduced future interest costs on outstanding debt as a result of the recently completed refinancing of its indebtedness. Failure by the Company to successfully improve margins, grow revenues and/or maintain anticipated savings on future interest costs, and return to profitable operating results in the near term, could adversely impact the Company's expected realization of some or all of its deferred tax assets and could require the Company to record a valuation allowance against some or all of such assets, which could adversely affect the Company's financial position and results of operations.

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

   For the six months ended March 28, 2004 and March 30, 2003, revenues from airline-related customers, a group that is subject to certain business risks, accounted for approximately 19.6% and 20.9% of total net revenues, respectively. Additionally, accounts receivable from airline-related customers accounted for approximately 22.3% and 30.9% of the total accounts receivable balance at each of March 28, 2004 and March 30, 2003, respectively.

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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning our operations and financial performance and condition. For this purpose, statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "forecasts," "projects," or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future company actions, which may be provided by management, are also forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others:

   o  the impact of competitive products and pricing;

   o market conditions such as the increase in the market price of raw chicken that occurred in late January and early February 2004 as a result of the Asian bird flu outbreak in Indochina, and weather patterns that may affect the cost of raw material as well as the market for our products;

   o changes in our business environment, including actions of competitors and changes in customer preferences, as well as disruptions to our customers' businesses, such as the recently settled Southern California grocery strike that began in October 2003;

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

Progress towards these goals is apparent in the increase in gross profit as a percentage of net revenues to 14.6% for the first six months of fiscal 2004, as opposed to 10.3% for the first six months of fiscal 2003. Sales have declined, in some cases due to external factors such as the Southern California grocery strike, and in other cases due to our decision not to bid aggressively on business that did not meet our profitability goals.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Our significant accounting policies are described in the notes to the audited financial statements that are included in our 2003 annual report on Form 10-K for the year ended September 28, 2003. We believe the following critical accounting policies are related to our more significant estimates and assumptions used in the preparation of our financial statements.

CONCENTRATIONS OF CREDIT RISK. Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral from our customers. Our allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions. Until fiscal 2003, bad debt expense and accounts receivable write-offs, net of recoveries, had historically been immaterial as we generally transact the substantial portion of our business with large, established food or service related businesses. However, a bankruptcy or other significant financial deterioration of any significant customers could impact their future ability to satisfy their receivables with us.

For the first six months of fiscal 2004 and 2003, our revenues from airline-related customers, a group that is subject to certain business risks, accounted for approximately 19.6% and 20.9% of total net revenues, respectively. Additionally, accounts receivable from airline-related customers accounted for approximately 22.3% and 30.9% of the total accounts receivable balance at each of March 28, 2004 and March 30, 2003, respectively.

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

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED. The excess of cost over fair value of net assets acquired (goodwill) is evaluated at least annually for impairment in accordance with FASB Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data. No impairment of goodwill was recorded during fiscal 2003. At March 28, 2004, we had goodwill of $12,188,000. A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

INCOME TAXES. Due to operating losses for the three and six months ended March 28, 2004, we have provided a tax benefit, and recorded an increase in our deferred tax asset to approximately $4,614,000 on the accompanying condensed balance sheet at March 28, 2004. We have not recorded a valuation allowance against any of our deferred tax assets, since we believe that such assets are more likely than not to be recoverable through estimated future profitable operations. We currently expect to improve on our current operating results, returning to profitable operations, primarily through (a) improving gross margins achieved by streamlining additional costs and continuing to leverage our new consolidated manufacturing and storage facilities to improve manufacturing efficiency, (b) growing revenues from profitable product lines and increasing our customer base and (c) maintaining reduced future interest costs on outstanding debt as a result of the recently completed refinancing of our indebtedness. Failure to successfully improve margins, grow revenues and/or maintain anticipated savings on future interest costs, and return to profitable operations in the near term, could adversely impact our expected realization of some or all of our deferred tax assets and could require us to record a valuation allowance against some or all of those assets, which could adversely affect our financial position and results of operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 28, 2004 COMPARED TO THREE MONTHS ENDED MARCH 30, 2003

NET REVENUES. Net revenues for the three months ended March 28, 2004 decreased $2,473,000 (7.4%) to $31,138,000 from $33,611,000 for the three months ended
March 30, 2003. While we operate as a single business unit, manufacturing various products on common production lines, revenue from similar customers are grouped into the following natural categories: retail, foodservice, airlines and weight loss.

Retail net revenues were $5,918,000 for the second quarter of fiscal 2004 as compared to $7,381,000 for the second quarter of fiscal 2003, a decrease of $1,463,000. Retail sales for the period were impacted by the Southern California grocery strike, which was settled in late February 2004. Among our retail customers, recurring sales to Albertson's decreased by over $1,100,000 for the second quarter as compared to the second quarter of fiscal 2003. Management continues to believe that existing and new retail customers represent a near term opportunity for growth. We have recently received orders from new grocery chain customers, and we have expanded our penetration in the club store market, including our first orders from Sam's Clubs and what appear to be successful presentations to Wal-Mart, the nation's largest retailer. We have also retained one of the leading retail grocery brokers to increase near-term opportunities in this sector. The broker, together with our internal sales force, will focus both on developing our Chicago Brothers(R) brand and increasing retail business through our recently announced agreement with Panda Restaurant Group to manufacture, market and distribute Panda's frozen meals to nationwide grocery outlets.

Foodservice net revenues were $12,798,000 for the second quarter of fiscal 2004 as compared to $13,146,000 for the second quarter of fiscal 2003, a decrease of $348,000. This reduction was principally the result of activity in two customer accounts, one of which we decided not to re-bid aggressively based on our profitability objectives, and a second of which reduced the number of products offered to its customers. As with retail sales, we maintain our belief that foodservice sales represent another opportunity for sales growth. We have retained additional sales personnel to focus on this market and have shifted responsibilities internally to capitalize on this opportunity. We are also in the process of initiating an incentive-based compensation program for our sales representatives, which will more effectively tie sales compensation to performance.

Airline net revenues were $5,811,000 for the second quarter of fiscal 2004 as compared to $7,221,000 for the second quarter of fiscal 2003, a decrease of $1,410,000. This was largely the result of decreased sales to Delta Airlines which stopped offering meals on all but long haul and international flights. During the second quarter of fiscal 2004, we were awarded business from a carrier not previously served and have won bids for new items from present airline customers. Due to the current situation, including the financial condition of certain airline customers, we are being cautious in our approach to the airline sector.

Weight loss net revenues were $6,611,000 for the second quarter of fiscal 2004, as compared to $5,863,000 for the second quarter of fiscal 2003, an increase of $748,000.

During the quarter, we began to receive orders to produce frozen meals for a large, multi-national privately-owned food company. This new venture represents a departure from our customary operations in that it is our first entree into a pure contract manufacturing arrangement. The customer has supplied all recipes, some costly equipment and has either provided raw materials or given us access to some of its material and packaging purchase contracts. While the business will net gross margins lower than our customary business, the potential volume and contribution to overall plant efficiency of this business could represent significant revenue and profit potential for us.

GROSS PROFIT. Gross profit for the second quarter of fiscal 2004 increased to $4,414,000 from $3,132,000 for the second quarter of fiscal 2003. The increase in gross profit, despite lower net revenues, was the result of several positive factors. Gross profit margin as a percentage of net revenues increased to 14.2% for the second quarter of fiscal 2004 from 9.3% for the second quarter of fiscal 2003 due to (1) the realization of planned efficiencies in our new production facility; (2) our efforts to increase profitability on new accounts and management's decision to forgo business that did not meet our profitability objectives; and (3) decreased intracompany product transfers and reduced costs resulting from the full utilization of our new on site cold storage facility. Gross profits for the quarter were negatively affected by the increases in raw poultry prices due to the Asian bird flu situation, which has created a surge in the export market for domestically raised poultry. We have reacted to this increase by increasing our selling price to our customers, where possible, and by substituting products to customers, when feasible. We were particularly hard hit by the historic poultry price increases in the early part of the quarter and were able to offset much of the increase in March. We continue to closely manage and monitor this situation as we enter the summer months, which is traditionally the season for increased poultry prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (SG&A) for the second quarter of fiscal 2004 decreased $1,137,000 (26.4%) to $3,168,000 (10.2% of net revenues) from $4,305,000 (12.8%
of net revenues) for the second quarter of fiscal 2003. The decrease in SG&A for the quarter relates primarily to reductions from the prior year in compensation, professional services and bad debt expenses. Additionally, outbound freight decreased $332,000 due to reduced sales volume and better management of freight costs.

OPERATING INCOME. Operating income increased $2,419,000 to $1,246,000 for the second quarter of fiscal 2004 from an operating loss of $1,173,000 for the second quarter of fiscal 2003. The increase in operating income for the period, on a lower revenue base, is the result of improvements in gross margins and reductions in SG&A as noted above. We intend to closely manage our cost structure with increased emphasis on individual account profitability as we continue to develop additional revenue opportunities.

OTHER EXPENSES. Other expenses for the second quarter of fiscal 2004, which consist primarily of various financing-related charges, decreased $327,000 to $1,518,000 from $1,845,000 for the second quarter of fiscal 2003. This decrease is primarily due to the $456,000 decline in amortization of deferred financing costs to $48,000 from $505,000 for the second quarter of fiscal 2003. The amortization expense in the second quarter of fiscal 2003 included the amortization of costs related to previous financing arrangements. All costs associated with previous financing arrangements were written off as debt extinguishment expense as part of the October 2003 refinancing. The decline in amortization was partially offset by increased interest expense resulting from increased borrowings and interest rates during the second quarter of fiscal 2004.

INCOME TAX PROVISION (BENEFIT). Due to operating losses for the three months ended March 28, 2004, we have provided a tax benefit of $103,000, and recorded an increase in our deferred tax asset to approximately $4,614,000 on the accompanying condensed balance sheet at March 28, 2004. A similar tax benefit of $1,211,000 was recorded for the second quarter of fiscal 2003. The effective tax rates for both quarters were based upon the estimated annual effective tax rates of approximately 37.9% in 2004 and 40.1% in 2003. We have not recorded a valuation allowance against any of our deferred tax assets, since we believe that such assets are more likely than not to be recoverable through estimated future profitable operations. If we fail to successfully improve margins, grow revenues and/or maintain anticipated savings on future interest costs, and return to profitable operation in the near term, we may not realize some or all of our deferred tax assets, which could require us to record a valuation allowance against some or all of those assets, which could adversely affect our financial position and results of operations.

NET LOSS. The net result for the second quarter of fiscal 2004 was a loss of $169,000 ($.01 per share) as compared to a loss of $1,807,000 ($.15 per share) for the second quarter of fiscal 2003.

SIX MONTHS ENDED MARCH 28, 2004 COMPARED TO SIX MONTHS ENDED MARCH 30, 2003

NET REVENUES. Net revenues for the six months ended March 28, 2004 decreased $10,389,000 (14.4%) to $61,532,000 from $71,921,000 for the six months ended
March 30, 2003. While we operate as a single business unit, manufacturing various products on common production lines, revenue from similar customers are grouped into the following natural categories: retail, foodservice, airlines and weight loss.

Retail net revenues were $11,274,000 for the first six months of fiscal 2004 as compared to $16,665,000 for the first six months of fiscal 2003, a decrease of $5,391,000. Retail sales for the period were impacted by the Southern California grocery strike, which was settled in late February 2004. Among our retail customers, recurring sales to Albertson's decreased by over $2,100,000 for the first six months, as compared to the first six months of fiscal 2003. Management continues to believe that existing and new retail customers represent a near term opportunity for growth. As mentioned above, we have recently received orders from new grocery chain customers and have expanded our penetration in the club store market.

Foodservice net revenues were $25,681,000 for the first six months of fiscal 2004 as compared to $29,101,000 for the first six months of fiscal 2003, a decrease of $3,420,000. This reduction was principally the result of activity in two customer accounts, one of which we decided not to re-bid aggressively based on our profitability objectives, and a second of which reduced the number of products offered to their customers. As with retail sales, we maintain our belief that foodservice sales represent another growth opportunity. We have retained additional sales personnel to focus on this market and have shifted responsibilities internally to capitalize on this opportunity.

Airline net revenues were $12,049,000 for the first six months of fiscal 2004 as compared to $15,060,000 for the first six months of fiscal 2003, a decrease of $3,011,000. This was largely the result of decreased sales to Delta Airlines which stopped offering meals on all but long haul and international flights. During the second quarter of fiscal 2004, we were awarded business from a carrier not previously served and have won bids for new items from present airline customers. While we continue to pursue additional airline business, we are doing so cautiously in recognition of the financial condition of certain airline customers.

Weight loss net revenues were $12,528,000 for the first six months of fiscal 2004, as compared to $11,095,000 for the first six months of fiscal 2003, an increase of $1,433,000.

GROSS PROFIT. Gross profit for the first six months of fiscal 2004 increased to $9,010,000 from $7,439,000 for the first six months of fiscal 2003. The increase in gross profit, despite lower net revenues, was the result of several positive factors. Gross profit margin as a percentage of net revenues increased to 14.6% for the first six months of fiscal 2004 from 10.3% for the first six months of fiscal 2003 due to (1) the realization of planned efficiencies in our new production facility; (2) our efforts to increase profitability on new accounts and management's decision to forgo business that did not meet our profitability objectives; and (3) decreased intracompany product transfers and reduced costs resulting from the full utilization of our new on site cold storage facility.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (SG&A) for the first six months of fiscal 2004 decreased $1,939,000 (23.7%) to $6,247,000 (10.1% of net revenues) from $8,186,000 (11.4%
of net revenues) for the first six months of fiscal 2003. The decrease in SG&A for the first six months of fiscal 2004 relates primarily to reductions from the prior year in compensation, professional services and bad debts. Additionally, outbound freight decreased $906,000 due to reduced sales volume and better management of freight costs.

OPERATING INCOME. Operating income increased $3,509,000 to $2,763,000 for the first six months of fiscal 2004 from an operating loss of $746,000 for the first six months of fiscal 2003. The increase in operating income for the period, on a lower revenue base, is the result of improvements in gross margins and reductions in SG&A as noted above. We intend to closely manage our cost structure with increased emphasis on individual account profitability as we continue to develop additional revenue opportunities.

OTHER EXPENSES. Other expenses for the first six months of fiscal 2004, which consist primarily of various financing-related charges, increased $2,999,000 to $6,351,000 from $3,352,000 for the first six months of fiscal 2003. The increase includes a $2,778,000 charge, substantially noncash, for debt extinguishment expenses related to the write-off of deferred financing costs and debt issue costs in connection with the refinancing of substantially all indebtedness in October 2003. The increase also includes an increase in interest expense of $897,000 due to increases in borrowings and interest rates, which was offset by decreases in amortization of deferred financing costs of $408,000 and other expenses of $268,000.

INCOME TAX PROVISION (BENEFIT). Due to operating losses for the six months ended March 28, 2004, we have provided an income tax benefit of $1,359,000, and recorded an increase in our deferred tax asset to approximately $4,614,000 on the accompanying condensed balance sheet at March 28, 2004. A similar tax benefit of $1,645,000 was recorded for the first six months of fiscal 2003. The effective tax rates for both years were based upon the estimated annual effective tax rates of approximately 37.9% in 2004 and 40.1% in 2003. We have not recorded a valuation allowance against any of our deferred tax assets, since we believe that such assets are more likely than not to be recoverable through estimated future profitable operations. If we fail to successfully improve margins, grow revenues and/or maintain anticipated savings on future interest costs, and return to profitable operations in the near term, it could adversely impact our expected realization of some or all of our deferred tax assets and could require us to record a valuation allowance against some or all of those assets, which could adversely affect our financial position and results of operations.

NET LOSS. The net result for the six months ended March 28, 2004 was a loss of $2,228,000 ($.15 per share) as compared to a loss of $2,453,000 ($.22 per share) for the six months ended March 30, 2003.

We currently expect to improve on our current operating results, and return to profitable operations, primarily through (a) improved gross margins on existing business, achieved by streamlining additional costs and continuing to leverage our new consolidated manufacturing and storage facilities to improve manufacturing efficiency, (b) increasing our customer base, (c) growing revenues from existing profitable product lines and (d) maintaining reduced future interest costs on outstanding debt due to the recent refinancing of our long and short-term debt. As discussed in "Risk Factors Related to Our Business and Industry," included in Item 7 of our 2003 annual report on Form 10-K, we may be unable to improve our operating results if we suffer a decline in our manufacturing efficiency, the loss of major customers, further declines in air travel, a work stoppage similar to the recently settled grocery strike, adverse changes in our operating costs, or other adverse changes to our business. Our profitability may also be adversely impacted by prolonged increases in raw material costs, such as the increases in the market price of raw chicken that occurred in late January and early February 2004 as a result of the Asian bird flu outbreak in Indochina, if such raw material cost increases are not offset by increases in sales prices.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our principal sources of liquidity have been cash flows from operations and existing financing arrangements. Our cash and cash equivalents increased by $187,000 to $701,000 during the six months ended March 28, 2004.

During the first six months of fiscal 2004, our operating activities resulted in a use of cash of $3,924,000, as compared to cash provided of $6,925,000 during the first six months of fiscal 2003. During the current period, operating losses and noncash expenses generally offset one another, with the use of cash resulting primarily from a $3,459,000 increase in accounts receivable, a $992,000 increase in inventories and a $750,000 increase in prepaid expenses which were reduced by a $1,363,000 increase in accounts payable. As of March 28, 2004, we had working capital of $15,774,000.

During the first six months of fiscal 2004, our investing activities resulted in a use of cash of $183,000, as compared to a use of cash of $4,734,000 during the first six months of fiscal 2003. The use of cash in both years consisted exclusively of additions to property and equipment. The prior year additions related primarily to the consolidation of most of our operations into our new facility in Vernon, California.

During the six months ended March 28, 2004, our financing activities provided cash of $4,294,000, as compared to a use of cash of $2,189,000 during the six months ended March 30, 2003. The cash provided in 2004 resulted primarily from new borrowings, net of related deferred financing costs, in connection with the debt refinancing in October 2003.

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

We believe, based upon forecasted performance for fiscal year 2004, that it is probable that we will be in compliance with all of our revised financial and other covenant requirements. Accordingly, and as a result of the refinancing of the obligations described above, all principal amounts payable to LLCP and to

Pleasant Street, other than currently scheduled principal payments, have been classified as long-term liabilities in the accompanying balance sheet as of March 28, 2004. In the future, our failure to achieve certain revenue, expense and profitability levels could result in a violation of the amended financial covenants under our financing arrangements, which would cause the interest rates on the above loans to increase substantially and could further result in acceleration of maturity of the loans, both of which could adversely affect our financial condition, results of operations or cash flows.

         We believe that funds available to us from operations and existing capital resources will be adequate for our capital requirements for at least the next twelve months.

Following is a summarization of our contractual obligations at March 28, 2004:

                                                  PAYMENTS DUE BY PERIOD
                       --------------------------------------------------------------------------------
                                                                                           MORE THAN 5
                         TOTAL          WITHIN 1 YEAR      2-3 YEARS       4-5 YEARS         YEARS
                       ------------     ------------     ------------     ------------     ------------
DEBT MATURITIES        $51,510,886      $   442,216      $ 1,773,043      $49,295,627      $        --
CONTRACTUAL
  OBLIGATIONS           13,155,001        1,260,495        3,522,198        1,944,336        6,427,972
OPEN PURCHASE
  ORDERS                 2,071,000        2,071,000               --               --               --
                       ------------     ------------     ------------     ------------     ------------
TOTAL CONTRACTUAL
  OBLIGATIONS          $66,736,887      $ 3,773,711      $ 5,295,241      $51,239,963      $ 6,427,972
                       ============     ============     ============     ============     ============

Other than the October 31, 2003 debt refinancing, there have been no material changes, outside of the ordinary course of business, in the contractual obligations summarized above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - Obligations. We are currently subject to interest rate risk on variable interest rate obligations. A hypothetical 10% increase in average market interest rates would increase annual interest expense on currently outstanding debt by approximately $107,000. We are also subject to interest rate risk on our fixed interest rate obligations. Based upon outstanding amounts of fixed rate obligations as of March 28, 2004, a hypothetical 10% decrease in average market interest rates would increase the fair value of outstanding fixed rate debt by approximately $331,000.

We do not own, nor do we have an interest in, any other market risk sensitive instruments.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) has concluded, based on its evaluation as of March 28, 2004, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended March 28, 2004, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Number                                      Description
         ------                                      -----------

         10* Executive search services agreement dated effective December 15, 2003 between Steinbrun Hughes and Assoc. and Overhill Farms, Inc.

         31* Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32* Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         *        Filed herewith

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 28, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 OVERHILL FARMS, INC.
                                                 (REGISTRANT)


Date:    May 7, 2004                             By: /s/  James Rudis
                                                     -------------------------
                                                     James Rudis
                                                     Chairman, President and
                                                     Chief Executive Officer



Date:    May 7, 2004                             By: /s/  John L. Steinbrun
                                                     ----------------------
                                                     John L. Steinbrun
                                                     Senior Vice President and
                                                     Chief Financial Officer

                  EXHIBITS FILED WITH THIS REPORT ON FORM 10-Q



         Number                               Description
         ------                               -----------

         10 Executive search services agreement dated effective December 15, 2003 between Steinbrun Hughes and Assoc. and Overhill Farms, Inc.

         31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002