Form 10-Q
period 2004-06-27
OVERHILL FARMS INC
filed 2004-08-10
CIK 1101020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2004

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

As of July 29, 2004, there were 14,805,556 shares of the issuer's common stock, $.01 par value, outstanding.

                              OVERHILL FARMS, INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 27, 2004



                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          Page No.
-------------------------------                                         --------

Item 1. Financial Statements

         Condensed Balance Sheets as of June 27, 2004 (unaudited) and
         September 28, 2003                                                    2

         Condensed Statements of Operations for the Three Months Ended
         June 27, 2004 and June 29, 2003 (unaudited)                           4

         Condensed Statements of Operations for the Nine Months Ended
         June 27, 2004 and June 29, 2003 (unaudited)                           5

         Condensed Statements of Cash Flows for the Nine Months Ended
         June 27, 2004 and June 29, 2003 (unaudited)                           6

         Notes to Condensed Financial Statements (unaudited)                   8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 13

Item 3. Quantitative and Qualitative Disclosures about Market Risk            22

Item 4. Controls and Procedures                                               22

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                     23

Item 6. Exhibits and Reports on Form 8-K                                      23

SIGNATURES                                                                    24

EXHIBITS FILED WITH THIS FORM 10-Q                                            25

ITEM 1.   FINANCIAL STATEMENTS


                                    OVERHILL FARMS, INC.
                                  CONDENSED BALANCE SHEETS


                                           ASSETS
                                                                 June 27,      September 28,
                                                                  2004              2003
                                                               -------------   -------------
                                                                (Unaudited)       (Note 2)
Current assets:
   Cash                                                        $    919,506    $    513,622
   Accounts receivable, net of allowance for doubtful
     accounts of $111,000                                        12,906,192      10,027,543
   Inventories                                                   12,942,267      11,059,923
   Prepaid expenses and other                                     1,125,663       1,077,392
   Deferred income taxes                                            733,758         733,758
                                                               -------------   -------------
           Total current assets                                  28,627,386      23,412,238
                                                               -------------   -------------

Property and equipment, at cost                                  21,809,715      21,286,746
   Less accumulated depreciation                                 (9,203,716)     (8,035,416)
                                                               -------------   -------------
                                                                 12,605,999      13,251,330
                                                               -------------   -------------

Other assets:
   Excess of cost over fair value of net assets acquired         12,188,435      12,188,435
   Deferred financing costs, net of accumulated amortization
     of $150,606 and $4,934,968                                     705,228       2,507,028
   Deferred income taxes                                          3,766,786       2,522,239
   Other                                                          2,875,574       2,300,857
                                                               -------------   -------------
                                                                 19,536,023      19,518,559
                                                               -------------   -------------

Total assets                                                   $ 60,769,408    $ 56,182,127
                                                               =============   =============




                         The accompanying notes are an integral part
                          of these condensed financial statements.




                                    OVERHILL FARMS, INC.
                            CONDENSED BALANCE SHEETS (CONTINUED)



                       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                                  June 27,     September 28,
                                                                   2004             2003
                                                               -------------   -------------
                                                                (Unaudited)       (Note 2)
Current liabilities:
   Accounts payable                                            $  8,796,163    $  7,434,945
   Accrued liabilities                                            3,065,532       3,322,554
   Current maturities of long-term debt                             885,842         813,649
                                                               -------------   -------------
           Total current liabilities                             12,747,537      11,571,148

Long-term debt, less current maturities                          50,404,108      44,950,438
                                                               -------------   -------------
           Total liabilities                                     63,151,645      56,521,586
                                                               -------------   -------------


Shareholders' equity (deficit):
   Series A Preferred stock, $0.01 par value, authorized
     50,000,000 shares, issued and outstanding, 23.57 shares             --              --
   Common stock, $0.01 par value, authorized 100,000,000
     shares, issued and outstanding 14,805,556 shares               148,056         148,056
   Additional paid-in capital                                     9,573,562       9,573,562
   Warrants to purchase common stock                                    400             400
   Retained earnings (accumulated deficit)                      (12,104,255)    (10,061,477)
                                                               -------------   -------------
           Total shareholders' equity (deficit)                  (2,382,237)       (339,459)
                                                               -------------   -------------

Total liabilities and shareholders' equity (deficit)           $ 60,769,408    $ 56,182,127
                                                               =============   =============






                         The accompanying notes are an integral part
                          of these condensed financial statements.

                                            -3-


                                 OVERHILL FARMS, INC.
                          CONDENSED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                         For the Three Months Ended
                                                        -----------------------------
                                                          June 27,        June 29,
                                                            2004            2003
                                                        -------------   -------------
Net revenues                                            $ 35,235,833    $ 34,139,886
Cost of sales                                             31,551,686      30,763,097
                                                        -------------   -------------
Gross profit                                               3,684,147       3,376,789

Selling, general and administrative expenses               1,917,153       2,487,835
                                                        -------------   -------------

Operating income                                           1,766,994         888,954

Other expenses:
  Interest expense                                        (1,430,301)     (2,246,002)
  Amortization of deferred financing costs                   (47,953)     (1,533,170)
  Other                                                       10,022         (34,786)
                                                        -------------   -------------

Total other expenses                                      (1,468,232)     (3,813,958)
                                                        -------------   -------------

Income (loss) before income taxes                            298,762      (2,925,004)

Income tax expense (benefit)                                 113,230      (1,174,037)
                                                        -------------   -------------

Net income (loss)                                       $    185,532    $ (1,750,967)
                                                        =============   =============

Net income (loss) per share:

  Basic                                                 $        .01    $       (.14)
                                                        =============   =============

  Diluted                                               $        .01    $       (.14)
                                                        =============   =============

Shares used in computing net income (loss) per share:

  Basic                                                   14,805,556      12,338,797

  Diluted                                                 15,208,982      12,338,797



                     The accompanying notes are an integral part
                       of these condensed financial statements.

                                         -4-

                              OVERHILL FARMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                     For the Nine Months Ended
                                                 -------------------------------
                                                     June 27,        June 29,
                                                      2004             2003
                                                 --------------   --------------

Net revenues                                     $  96,767,349    $ 106,060,567
Cost of sales                                       85,916,936       97,994,649
                                                 --------------   --------------
Gross profit                                        10,850,413        8,065,918

Selling, general and administrative expenses         6,320,252        7,923,389
                                                 --------------   --------------

Operating income                                     4,530,161          142,529

Other expenses:
  Interest expense                                  (4,659,894)      (4,578,447)
  Amortization of deferred financing costs            (456,867)      (2,349,621)
  Debt extinguishment expenses                      (2,778,374)              --
  Other                                                 76,102         (237,637)
                                                 --------------   --------------

Total other expenses                                (7,819,033)      (7,165,705)
                                                 --------------   --------------

Loss before income taxes                            (3,288,872)      (7,023,176)

Income tax expense (benefit)                        (1,246,094)      (2,818,962)
                                                 --------------   --------------

Net loss                                         $  (2,042,778)   $  (4,204,214)
                                                 ==============   ==============

Net loss per share:

  Basic                                          $        (.14)   $        (.36)
                                                 ==============   ==============

  Diluted                                        $        (.14)   $        (.36)
                                                 ==============   ==============

Shares used in computing net loss per share:

  Basic                                             14,805,556       11,587,421

  Diluted                                           14,805,556       11,587,421



                   The accompanying notes are an integral part
                    of these condensed financial statements.

                              OVERHILL FARMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                      For the Nine Months Ended
                                                     ---------------------------
                                                        June 27,      June 29,
                                                         2004          2003
                                                     ------------   ------------

Operating Activities:
  Net loss                                           $(2,042,778)   $(4,204,214)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                     1,886,501      4,114,383
     Provision for doubtful accounts                          --        279,046
     Noncash debt extinguishment expenses              2,558,374             --
     Deferred tax benefit                             (1,246,094)    (2,818,962)
     Changes in:
       Accounts receivable                            (2,878,649)     2,077,422
       Inventories                                    (1,882,344)     7,710,964
       Prepaid expenses and other                       (622,988)      (515,667)
       Accounts payable                                1,361,218     (5,800,886)
       Accrued liabilities                              (277,767)       930,461
                                                     ------------   ------------

Net cash (used in) provided by operating activities   (3,144,527)     1,772,547
                                                     ------------   ------------

Investing Activities:
  Net additions to property and equipment               (522,969)    (5,225,709)
                                                     ------------   ------------

Net cash used in investing activities                   (522,969)    (5,225,709)
                                                     ------------   ------------




                   The accompanying notes are an integral part
                    of these condensed financial statements.

                              OVERHILL FARMS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                      For the Nine Months Ended
                                                   -----------------------------
                                                      June 27,       June 29,
                                                       2004            2003
                                                   -------------   -------------

Financing Activities:
  Payments on line of credit                       $         --    $(11,957,293)
  Proceeds from borrowings on short-term debt                --      20,347,272
  Proceeds from borrowings on long-term debt          5,000,000              --
  Principal payments on long-term debt                 (522,814)     (2,024,058)
  Deferred financing costs                             (403,806)     (1,230,658)
  Net advances to or on behalf of former Parent              --        (946,168)
                                                   -------------   -------------

Net cash provided by financing activities             4,073,380       4,189,095
                                                   -------------   -------------

Net increase in cash                                    405,884         735,933
Cash at beginning of period                             513,622           8,115
                                                   -------------   -------------

Cash at end of period                              $    919,506    $    744,048
                                                   =============   =============

Supplemental Schedule of Cash Flow Information:
   Cash paid during the period for:
     Interest                                      $  4,513,264    $  3,486,891
     Income taxes                                  $         --    $         --


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

In connection with bridge financing arrangements during the nine months ended June 29, 2003, the Company recorded a debt discount of approximately $1,650,000.


                   The accompanying notes are an integral part
                    of these condensed financial statements.

                              OVERHILL FARMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 27, 2004
                                   (UNAUDITED)


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

2. BASIS OF PRESENTATION

   The financial statements for periods ended prior to September 28, 2003 were consolidated to include the accounts of Overhill Farms and its wholly-owned subsidiary, Overhill L.C. Ventures, Inc., which was liquidated during fiscal 2003. All material intercompany accounts and transactions were eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

   The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 27, 2004 are not necessarily indicative of the results that may be expected for the year ending September 26, 2004 or for any other period.

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

3. INVENTORIES

   Inventories are summarized as follows:

                                                   June 27,        September 28,
                                                     2004              2003
                                                 -------------     -------------

       Raw ingredients                           $  4,770,494      $  4,414,292
       Finished product                             6,588,693         5,313,593
       Packaging                                    1,583,080         1,332,038
                                                 -------------     -------------
                                                 $ 12,942,267      $ 11,059,923
                                                 =============     =============


4. LONG-TERM DEBT

   On October 31, 2003, the Company entered into debt refinancing arrangements with Levine Leichtman Capital Partners II, L.P. ("LLCP") and Pleasant Street Investors, LLC ("Pleasant Street"). The Company issued to LLCP a second amended and restated secured senior subordinated note due October 31, 2006 in the stated principal amount of $28,858,000. The note has a base interest rate of 13.5%, subject to increase upon the occurrence of any interest rate event, as defined in the purchase documents, or event of default, and a maturity date of October 31, 2006.

   Pleasant Street has made two term loans to the Company. The senior Term A Loan, in the principal amount of $17,800,000, has an annual interest rate on the in-formula portion of 5.5%. The $5,000,000 Term B Loan amortizes monthly and carries a base interest rate of 12%. The balance of the Term B Loan has been reduced to $4,514,000 at June 27, 2004. The interest rates on the Term A Loan and Term B Loan are subject to increase upon the occurrence of any interest rate event, as defined in the loan documents, or event of default as provided in the notes that evidence those loans. The Term A Loan and the Term B Loan mature on October 31, 2006. The prepayment terms of the Term A Loan and the Term B Loan provide, among other things, that the Company will make mandatory prepayments of annual excess cash flow, if any.

   The October 31, 2003 debt refinancing has been recorded as a debt extinguishment. Accordingly, unamortized costs associated with the LLCP and Pleasant Street debt that existed at October 31, 2003, along with new amendment fees paid to LLCP and Pleasant Street, were expensed on October 31, 2003. The unamortized costs included original issue debt discounts of $809,635, unamortized financing fees and expenses of $1,173,519 and unamortized cost of warrants issued to LLCP in September 2002 of $575,220. The total expense recognized in connection with the October 31, 2003 debt extinguishment, including the amendment fees of $184,800 and $35,200 amounted to $2,778,374.

   The Company did not meet the level "A" fixed charges requirement at June 27, 2004, which has triggered an interest rate event. However, the Company did meet the level "B" fixed charges requirement and therefore, no event of default, as defined in the loan documents, has occurred. The Company did meet all of its other level "A" requirements, including the earnings before interest, taxes, depreciation and amortization ("EBITDA") requirement. The level "A" fixed charges requirement was not met because of management's decision to make a capital expenditure in the third quarter of fiscal 2004. The capital expenditure was made to secure cost savings and to meet the production requirements of a significant customer. As a result of the interest rate event, interest rates rose on June 28, 2004 from 5.5% to 7.5% on the in-formula portion of the Term A Loan, from 12% to 14% on the Term B Loan, and from 13.5% to 15.5% on the senior subordinated note. The fixed charges covenant is measured quarterly, and the higher interest rates will remain in effect until the end of the first full quarter in which the Company meets the fixed charges requirement.

   The Company believes, based upon forecasted performance for the fourth quarter of fiscal year 2004, that it is probable that the Company will remain in compliance with all of its revised financial and other covenant requirements through September 26, 2004. Accordingly, based upon projected covenant compliance through June 26, 2005, and as a result of the refinancing of the obligations described above, all principal amounts payable to LLCP and to Pleasant Street, other than currently scheduled principal payments, have been classified as long-term liabilities in the accompanying condensed balance sheet as of June 27, 2004. In the future, the failure of the Company to achieve certain revenue, expense and profitability levels could result in a violation of the amended financial covenants under its financing arrangements, which could result in acceleration of maturity of the loans, which could adversely affect the Company's financial condition, results of operations or cash flows.

5. PER SHARE DATA

   The following table sets forth the calculation of net income (loss) per share for the periods presented:
                                                     For the Three Months Ended
                                                     ---------------------------
                                                        June 27,      June 29,
                                                         2004          2003
                                                     ------------   ------------
   Numerator:
   Net income (loss) attributable to common
     shareholders                                    $   185,532    $(1,750,967)
                                                     ============   ============

   Denominator:
     Denominator for basic net income (loss)
      per share -
        Weighted average shares                       14,805,556     12,338,797
                                                     ------------   ------------

     Effect of dilutive securities:
        Stock options                                    120,150             --
        Warrants                                             200             --
        Series A Preferred Stock                         283,076             --
                                                     ------------   ------------

           Dilutive potential common shares              403,426             --
                                                     ------------   ------------

   Denominator for diluted net income (loss)
      per share                                       15,208,982     12,338,797
                                                     ============   ============

   Net income (loss) per share - basic:              $       .01    $      (.14)
                                                     ============   ============
   Net income (loss) per share - diluted:            $       .01    $      (.14)
                                                     ============   ============

                                                      For the Nine Months Ended
                                                     ---------------------------
                                                        June 27,       June 29,
                                                         2004           2003
                                                     ------------   ------------
  Numerator:
  Net loss attributable to common shareholders       $(2,042,778)   $(4,204,214)
                                                     ============   ============


  Denominator:
     Denominator for basic net loss per share -
       Weighted average shares                        14,805,556     11,587,421
                                                     ------------   ------------

     Effect of dilutive securities:
       Stock options                                          --             --
       Warrants                                               --             --
       Series A Preferred Stock                               --             --
                                                     ------------   ------------

           Dilutive potential common shares                   --             --
                                                     ------------   ------------

     Denominator for diluted net loss per share       14,805,556     11,587,421
                                                     ============   ============

  Net loss per share - basic:                        $      (.14)   $      (.36)
                                                     ============   ============
  Net loss per share - diluted:                      $      (.14)   $      (.36)
                                                     ============   ============


   For the three months ended June 27, 2004, options to purchase 472,000 shares at an exercise price of $1.60 per share were excluded from the calculation of dilutive net income per share, as their effect would be antidilutive. For the three months ended June 29, 2003 and for the nine months ended June 27, 2004 and June 29, 2003, (1) options to purchase 672,000 shares, (2) warrants to purchase 200 shares and (3) preferred stock convertible into 283,076 shares were excluded from the calculation of per share amounts, as their effect, if any, would be antidilutive.

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

   For purposes of pro forma disclosures, the estimated fair value of the options, based on the Black-Scholes option pricing model, is amortized to expense over the options' vesting periods. The following is the pro forma information had the fair value method under SFAS No. 123, as amended by SFAS No. 148, been adopted (in thousands, except per share amounts):

                                                   Three Months Ended                Nine Months Ended
                                             -------------------------------  ---------------------------------
                                               June 27, 2004  June 29, 2003     June 27, 2004   June 29, 2003
                                               -------------  -------------     -------------   -------------

   Net income (loss), as reported                $     186      $  (1,751)        $   (2,043)     $   (4,204)

   Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based methods for all awards,
     net of related tax                          $      --      $     (56)        $       --      $     (453)
                                               -------------  -------------     -------------   -------------

   Pro forma net income (loss)                   $     186      $  (1,807)        $   (2,043)     $   (4,657)
                                               =============  =============     =============   =============

   Net income (loss) per share:
     Basic, as reported                          $    0.01      $   (0.14)        $    (0.15)     $    (0.36)
     Basic, pro forma                            $    0.01      $   (0.15)        $    (0.15)     $    (0.40)

     Diluted, as reported                        $    0.01      $   (0.14)        $    (0.15)     $    (0.36)
     Diluted, pro forma                          $    0.01      $   (0.15)        $    (0.15)     $    (0.40)


7. INCOME TAXES

   During the nine months ended June 27, 2004, the Company recorded a tax benefit, and an increase in its deferred tax asset to approximately $4,500,000 on the accompanying condensed balance sheet at June 27, 2004. The Company has not recorded a valuation allowance against any of its deferred tax assets, since it is believed that such assets are more likely than not to be recoverable through estimated future profitable operations. The Company currently expects to improve on its current operating results, and continue profitable operations, primarily through (a) improving gross margins by streamlining additional costs and continuing to leverage the consolidated manufacturing and storage facilities to improve manufacturing efficiency, (b) growing revenues from profitable product lines and increasing its customer base and (c) returning to reduced future interest costs on outstanding debt as a result of the October 2003 refinancing of its indebtedness. Failure by the Company to successfully improve margins, grow revenues and/or maintain anticipated savings on future interest costs, and maintain profitable operating results in the near term, could adversely impact the Company's expected realization of some or all of its deferred tax assets and could require the Company to record a valuation allowance against some or all of such assets, which could adversely affect the Company's financial position and results of operations.

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

   For the nine months ended June 27, 2004 and June 29, 2003, revenues from airline-related customers, a group that is subject to certain business risks, accounted for approximately 20.7% and 20.8% of total net revenues, respectively. Additionally, accounts receivable from airline-related customers accounted for approximately 31.4% and 37.0% of the total accounts receivable balance at each of June 27, 2004 and June 29, 2003, respectively.


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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning our operations and financial performance and condition. For this purpose, statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "forecasts," "projects," or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future company actions, which may be provided by management, are also forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others:

         o    the impact of competitive products and pricing;

         o market conditions such as the increase in the market price of raw chicken that occurred in late January and early February 2004 as a result of the Asian bird flu outbreak in Indochina, recent increases in the market prices of beef and dairy products, and weather patterns that may affect the cost of raw material as well as the market for our products;

         o changes in our business environment, including actions of competitors and changes in customer preferences, as well as disruptions to our customers' businesses, such as the Southern California grocery strike that began in October 2003 and ended in February 2004;

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

Progress towards these goals is apparent in the increase in gross profit as a percentage of net revenues to 11.2% for the first nine months of fiscal 2004, as compared to 7.6% for the first nine months of fiscal 2003. Sales have declined, in some cases due to external factors such as the Southern California grocery strike, and in other cases due to our decision not to bid aggressively on business that did not meet our profitability goals.

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

CONCENTRATIONS OF CREDIT RISK. Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral from our customers. Our allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions. Until fiscal 2003, bad debt expense and accounts receivable write-offs, net of recoveries, had historically been immaterial as we generally transact the substantial portion of our business with large, established food or service related businesses. However, a bankruptcy or other significant financial deterioration of any significant customers could impact their future ability to satisfy their receivables with us as it did with certain of our airline customers impacted by the tragic events of September 11, 2001.

For the first nine months of fiscal 2004 and 2003, our revenues from airline-related customers, a group that is subject to certain business risks, accounted for approximately 20.7% and 20.8% of total net revenues, respectively. Additionally, accounts receivable from airline-related customers accounted for approximately 31.4% and 37.0% of the total accounts receivable balance at each of June 27, 2004 and June 29, 2003, respectively.

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

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED. The excess of cost over fair value of net assets acquired (goodwill) is evaluated at least annually for impairment in accordance with FASB Statement No. 142, "Goodwill and Other Intangible Assets." We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data. No impairment of goodwill was recorded during fiscal 2003 or during the nine months ended June 27, 2004. At June 27, 2004, we had goodwill of $12,188,000. A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

INCOME TAXES. During the nine months ended June 27, 2004 we recorded a tax benefit, and an increase in our deferred tax asset to approximately $4,500,000 on the accompanying condensed balance sheet at June 27, 2004. We have not recorded a valuation allowance against any of our deferred tax assets, since we believe that such assets are more likely than not to be recoverable through estimated future profitable operations. Should our estimates of future taxable income decline, a valuation allowance might be required, which would result in a charge to operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 27, 2004 COMPARED TO THREE MONTHS ENDED JUNE 29, 2003

NET REVENUES. Net revenues for the three months ended June 27, 2004 increased $1,096,000 (3.2%) to $35,236,000 from $34,140,000 for the three months ended
June 29, 2003. While we operate as a single business unit, manufacturing various products on common production lines, revenue from similar customers are grouped into the following natural categories: retail, foodservice, airlines and weight loss.

Retail net revenues were $5,310,000 for the third quarter of fiscal 2004 as compared to $6,700,000 for the third quarter of fiscal 2003, a decrease of $1,390,000. The decrease in retail sales for the period was completely attributable to a decrease of market sales by one of our retail customers. Management continues to believe that existing and new retail customers represent a near term opportunity for growth. Our current retail customer list includes four new customers obtained during fiscal 2004, including a previously announced large multi-national food company. In addition, we continue to see results from our efforts to expand our penetration in the club store markets. During the third quarter of fiscal 2004, we shipped our first orders to Wal-Mart, the nation's largest retailer. We have also retained one of the leading retail grocery brokers to increase near-term opportunities in this sector. The broker, together with our internal sales force, will focus both on developing our Chicago Brothers(R) brand and increasing retail business through our agreement with Panda Restaurant Group (Panda) to manufacture, market and distribute Panda's frozen meals to nationwide grocery outlets.

Foodservice net revenues were $14,830,000 for the third quarter of fiscal 2004 as compared to $13,152,000 for the third quarter of fiscal 2003, an increase of $1,678,000. Based on our active foodservice customer prospect list and the activity of our existing customers, we maintain our belief that foodservice sales represent another opportunity for sales growth.

Airline net revenues were $7,954,000 for the third quarter of fiscal 2004 as compared to $7,003,000 for the third quarter of fiscal 2003, an increase of $951,000. This was the result of a continuing improvement in air travel and the maturation of our new airline customer activity. While we are optimistic about the continuing recovery of the airline industry, we continue to be cautious in our approach to this area of our business.

Weight loss net revenues were $7,142,000 for the third quarter of fiscal 2004, as compared to $7,285,000 for the third quarter of fiscal 2003, a decrease of $143,000.

GROSS PROFIT. Gross profit for the third quarter of fiscal 2004 increased $307,000 to $3,684,000 from $3,377,000 for the third quarter of fiscal 2003. The increase in gross profit was the result of several positive factors. Gross profit margin as a percentage of net revenues increased to 10.5% for the third quarter of fiscal 2004 from 9.9% for the third quarter of fiscal 2003 due to the ongoing realization of planned efficiencies in our new production facility, our efforts to increase profitability on new accounts, and management's decision to forgo business that did not meet our profitability objectives. Gross profits for the quarter were negatively affected by the increases in raw poultry prices due to the Asian bird flu situation, which created a surge in the export market for domestically raised poultry. Gross profits for the quarter were also negatively affected by historic price increases in other commodities. We have reacted to this increase by increasing our selling price to our customers, where possible, and by working with customers to reformulate products to reduce costs while maintaining or improving product quality. At the end of the quarter we began to see some easing of these higher costs. We continue to closely manage and monitor this situation and we are renegotiating our raw material contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (SG&A) for the third quarter of fiscal 2004 decreased $571,000 (23.0%) to $1,917,000 (5.4% of net revenues) from $2,488,000 (7.3% of net revenues) for the third quarter of fiscal 2003. The decrease in SG&A for the quarter resulted primarily from reductions in administrative staffing and legal and accounting services from third quarter of fiscal 2003 levels. We expect that we will be able to maintain this reduced level of SG&A spending.

OPERATING INCOME. Operating income increased $878,000 to $1,767,000 for the third quarter of fiscal 2004 from operating income of $889,000 for the third quarter of fiscal 2003. The increase in operating income for the period is the result of improvements in gross margins and reductions in SG&A as noted above. We intend to closely manage our cost structure with increased emphasis on individual account profitability as we continue to develop additional revenue opportunities.

OTHER EXPENSES. Other expenses for the third quarter of fiscal 2004, which consist primarily of various financing-related charges, decreased $2,346,000 to $1,468,000 from $3,814,000 for the third quarter of fiscal 2003. This decrease is largely due to a $1,485,000 decline in amortization of deferred financing costs to $48,000 from $1,533,000 for the third quarter of fiscal 2003. The amortization expense in the third quarter of fiscal 2003 included the amortization of costs related to previous financing arrangements. Additionally, interest expense decreased $816,000 to $1,430,000 from $2,246,000 for the third quarter of fiscal 2003. All remaining costs associated with previous financing arrangements were written off as debt extinguishment expense as part of the October 2003 refinancing. We did not meet the level "A" fixed charges requirement under our debt agreements at June 27, 2004, which has triggered an interest rate event. However, we did meet the level "B" fixed charges requirement and therefore, no event of default, as defined in the loan documents, has occurred. We did meet all of its other level "A" requirements, including the EBITDA requirement. The fixed charges requirement was not met because of management's decision to make a capital expenditure in the third quarter of fiscal 2004. The capital expenditure was made to secure cost savings and to meet the production requirements of a significant customer. As a result of the interest rate event, interest rates rose on June 28, 2004 from 5.5% to 7.5% on the in-formula portion of the Term A Loan, from 12% to 14% on the Term B Loan, and from 13.5% to 15.5% on the senior subordinated note. The fixed charges covenant is measured quarterly, and the higher interest rates will remain in effect until the end of the first full quarter in which we meet the fixed charges requirement.

INCOME TAX PROVISION (BENEFIT). Due to operating profits for the third quarter of fiscal 2004, we recorded a tax provision of $113,000. A tax benefit of $1,174,000 was recorded for the third quarter of fiscal 2003. The effective tax rates for both quarters were based upon the estimated annual effective tax rates of approximately 37.9% in 2004 and 40.1% in 2003. We have not recorded a valuation allowance against any of our deferred tax assets, which aggregated approximately $4,500,000 at June 27, 2004, since we believe that such assets are more likely than not to be recoverable through estimated future profitable operations. If we fail to successfully improve margins, grow revenues, and return to profitable operations in the near term, we may not realize some or all of our deferred tax assets, which could require us to record a valuation allowance against some or all of those assets, which could adversely affect our financial position and results of operations.

NET INCOME (LOSS). The net result for the third quarter of fiscal 2004 was a net profit of $186,000 ($.01 per share) as compared to a net loss of $1,751,000 ($.14 per share) for the third quarter of fiscal 2003.

NINE MONTHS JUNE 27, 2004 COMPARED TO NINE MONTHS ENDED JUNE 29, 2003

NET REVENUES. Net revenues for the nine months ended June 27, 2004 decreased $9,294,000 (8.8%) to $96,767,000 from $106,061,000 for the nine months ended
June 29, 2003. As indicated above, while we operate as a single business unit, manufacturing various products on common production lines, revenue from similar customers are grouped into the following natural categories: retail, foodservice, airlines and weight loss.

Retail net revenues were $16,584,000 for the first nine months of fiscal 2004 as compared to $23,364,000 for the first nine months of fiscal 2003, a decrease of $6,780,000. Retail sales for the nine month period were impacted by the Southern California grocery strike, which was settled in late February 2004, and by decreased sales to one of our retail customers. Among our retail customers, recurring sales to Albertson's decreased by over $3,400,000 for the first nine months, as compared to the first nine months of fiscal 2003. Management continues to believe that existing and new retail customers represent a near term opportunity for growth.

Foodservice net revenues were $40,511,000 for the first nine months of fiscal 2004 as compared to $42,253,000 for the first nine months of fiscal 2003, a decrease of $1,742,000. This reduction was principally the result of activity in two customer accounts, one of which we decided not to re-bid aggressively based on our profitability objectives, and a second of which reduced the number of products offered to its customers. As with retail sales, we maintain our belief that foodservice sales represent another growth opportunity.

Airline net revenues were $20,003,000 for the first nine months of fiscal 2004 as compared to $22,063,000 for the first nine months of fiscal 2003, a decrease of $2,060,000. This was largely the result of decreased sales to Delta Airlines, which stopped offering meals on all but long haul and international flights. Declines in the first half of fiscal 2004 were partially offset by a recovery in the third quarter.

Weight loss net revenues were $19,669,000 for the first nine months of fiscal 2004, as compared to $18,380,000 for the first nine months of fiscal 2003, an increase of $1,289,000.

GROSS PROFIT. Gross profit for the first nine months of fiscal 2004 increased to $10,850,000 from $8,066,000 for the first nine months of fiscal 2003. Gross profit margin as a percentage of net revenues increased to 11.2% for the first nine months of fiscal 2004 from 7.6% for the first nine months of fiscal 2003 due to (1) the realization of planned efficiencies in our new production facility; (2) our efforts to increase profitability on new accounts and (3) management's decision to forgo business that did not meet our profitability objectives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A for the first nine months of fiscal 2004 decreased $1,603,000 (20.2%) to $6,320,000 (6.5% of net revenues)
from $7,923,000 (7.5% of net revenues) for the first nine months of fiscal 2003. The decrease in SG&A for the first nine months of fiscal 2004 relates primarily to reductions from the prior year in compensation, professional services, bad debts and insurance expenses. We expect that we will be able to maintain this reduced level of SG&A spending.

OPERATING INCOME. Operating income increased $4,387,000 to $4,530,000 for the first nine months of fiscal 2004 from $143,000 for the first nine months of fiscal 2003. The increase in operating income for the period, on a lower revenue base, is the result of improvements in gross margins and reductions in SG&A as noted above. We intend to continue to closely manage our cost structure with increased emphasis on individual account profitability as we continue to develop additional revenue opportunities.

OTHER EXPENSES. Other expenses for the first nine months of fiscal 2004, which consist primarily of various financing-related charges, increased $653,000 to $7,819,000 from $7,166,000 for the first nine months of fiscal 2003. The increase includes a $2,778,000 charge, substantially noncash, for debt extinguishment expenses related to the write-off of deferred financing costs and debt issue costs in connection with the refinancing of substantially all indebtedness in October 2003. The increase also includes an increase in interest expense of $81,000 due to increases in borrowings and interest rates, which was offset by decreases in amortization of deferred financing costs of $1,893,000 and other expenses of $314,000. We did not meet the level "A" fixed charges requirement under our debt agreements at June 27, 2004, which has triggered an interest rate event. However, we did meet the level "B" fixed charges requirement and therefore, no event of default, as defined in the loan documents, has occurred. We did meet all of its other level "A" requirements, including the EBITDA requirement. The fixed charges requirement was not met because of management's decision to make a capital expenditure in the third quarter of fiscal 2004. The capital expenditure was made to secure cost savings and to meet the production requirements of a significant customer. As a result of the interest rate event, interest rates rose on June 28, 2004 from 5.5% to 7.5% on the in-formula portion of the Term A Loan, from 12% to 14% on the Term B Loan, and from 13.5% to 15.5% on the senior subordinated note. The fixed charges covenant is measured quarterly, and the higher interest rates will remain in effect until the end of the first full quarter in which we meet the fixed charges requirement.

INCOME TAX PROVISION (BENEFIT). Due to operating losses for the nine months ended June 27, 2004, we have provided an income tax benefit of $1,246,000, and recorded an increase in our deferred tax asset to approximately $4,500,000 on the accompanying condensed balance sheet at June 27, 2004. A tax benefit of $2,819,000 was recorded for the first nine months of fiscal 2003. The effective tax rates for both years were based upon the estimated annual effective tax rates of approximately 37.9% in 2004 and 40.1% in 2003. We have not recorded a valuation allowance against any of our deferred tax assets, since we believe that such assets are more likely than not to be recoverable through estimated future profitable operations. If we fail to successfully improve margins, grow revenues and/or maintain anticipated savings on future interest costs, and return to profitable operations in the near term, it could adversely impact our expected realization of some or all of our deferred tax assets and could require us to record a valuation allowance against some or all of those assets, which could adversely affect our financial position and results of operations.

NET LOSS. The net result for the nine months ended June 27, 2004 was a net loss of $2,043,000 ($.14 per share) as compared to a net loss of $4,204,000 ($.36 per share) for the nine months ended June 29, 2003.

We currently expect continued improvement in our current operating results, and continued profitability primarily through (a) improving gross margins on existing business, achieved by streamlining additional costs and continuing to leverage our consolidated manufacturing and storage facilities to improve manufacturing efficiency, (b) increasing our customer base, and (c) growing revenues from existing profitable product lines. As discussed in "Risk Factors Related to Our Business and Industry," included in Item 7 of our 2003 annual report on Form 10-K, we may be unable to improve our operating results if we suffer a decline in our manufacturing efficiency, the loss of major customers, further declines in air travel, a work stoppage similar to the Southern California grocery strike, adverse changes in our operating costs, or other adverse changes to our business. Our profitability may also be adversely impacted by prolonged increases in raw material costs, such as the increases in the market price of raw chicken that occurred in late January and early February 2004 as a result of the Asian bird flu outbreak in Indochina, if such raw material cost increases are not offset by increases in sales prices.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our principal sources of liquidity have been cash flows from operations and existing financing arrangements. Our cash and cash equivalents increased by $406,000 to $920,000 during the nine months ended June 27, 2004. During the first nine months of fiscal 2004, our operating activities resulted in a use of cash of $3,145,000, as compared to cash provided of $1,773,000 during the first nine months of fiscal 2003. During the first nine months of fiscal 2004, the use of cash resulted primarily from a $2,879,000 increase in accounts receivable, a $1,882,000 increase in inventories and a $623,000 increase in prepaid expenses; these were reduced by a $1,083,000 increase in accounts payable and accruals and by noncash expenses exceeding operating losses for the period by $1,156,000. As of June 27, 2004, we had working capital of $15,880,000.

During the first nine months of fiscal 2004, our investing activities resulted in a use of cash of $523,000, as compared to a use of cash of $5,226,000 during the first nine months of fiscal 2003. The use of cash in both years consisted exclusively of additions to property and equipment. The prior year additions related primarily to the consolidation of most of our operations into our facility in Vernon, California.

During the nine months ended June 27, 2004, our financing activities provided cash of $4,073,000, as compared to cash provided of $4,189,000 during the nine months ended June 29, 2003. The cash provided in 2004 resulted primarily from new borrowings, net of related deferred financing costs, in connection with the debt refinancing in October 2003.

On October 31, 2003, we entered into debt refinancing arrangements with LLCP and Pleasant Street. We issued to LLCP a second amended and restated secured senior subordinated note due October 31, 2006 in the stated principal amount of $28,858,000. The note has a base interest rate of 13.5%, subject to increase upon the occurrence of any interest rate event, as defined in the purchase documents, or event of default, and a maturity date of October 31, 2006.

Pleasant Street has made two term loans to us. The senior Term A Loan, in the principal amount of $17,800,000, has an annual interest rate on the in-formula portion of 5.5%. The $5,000,000 Term B Loan amortizes monthly and carries a base interest rate of 12%. The balance of the Term B Loan has been reduced to $4,514,000 at June 27, 2004. The interest rates on the Term A Loan and Term B Loan are subject to increase upon the occurrence of any interest rate event, as defined in the loan documents, or event of default as provided in the notes that evidence those loans. The Term A Loan and the Term B Loan mature on October 31, 2006. The prepayment terms of the Term A Loan and the Term B Loan provide, among other things, that we will make mandatory prepayments of annual excess cash flow, if any.

The October 31, 2003 debt refinancing has been recorded as a debt extinguishment. Accordingly, unamortized costs associated with the LLCP and Pleasant Street debt that existed at October 31, 2003, along with new amendment fees paid to LLCP and Pleasant Street, were expensed on October 31, 2003. The unamortized costs included original issue debt discounts of $809,635, unamortized financing fees and expenses of $1,173,519 and unamortized cost of warrants issued to LLCP in September 2002 of $575,220. The total expense recognized in connection with the October 31, 2003 debt extinguishment, including the amendment fees of $184,800 and $35,200, amounted to $2,778,374.

We did not meet the level "A" fixed charges requirement at June 27, 2004, which has triggered an interest rate event. However, we did meet the level "B" fixed charges requirement and therefore, no event of default, as defined in the loan documents, has occurred. We did meet all of its other level "A" requirements, including the EBITDA requirement. The level "A" fixed charges requirement was not met because of management's decision to make a capital expenditure in the third quarter of fiscal 2004. The capital expenditure was made to secure cost savings and to meet the production requirements of a significant customer. As a result of the interest rate event, interest rates rose on June 28, 2004 from 5.5% to 7.5% on the in-formula portion of the Term A Loan, from 12% to 14% on the Term B Loan, and from 13.5% to 15.5% on the senior subordinated note. The fixed charges covenant is measured quarterly, and the higher interest rates will remain in effect until the end of the first full quarter in which we meet the fixed charges requirement.

We believe, based upon forecasted performance for the fourth quarter of fiscal year 2004, that it is probable that we will remain in compliance with all of our revised financial and other covenant requirements through September 26, 2004. Accordingly, based upon projected covenant compliance through June 26, 2005, and as a result of the refinancing of the obligations described above, all principal amounts payable to LLCP and to Pleasant Street, other than currently scheduled principal payments, have been classified as long-term liabilities in the accompanying condensed balance sheet as of June 27, 2004. In the future, our failure to achieve certain revenue, expense and profitability levels could result in a violation of the amended financial covenants under our financing arrangements and could result in acceleration of maturity of the loans, which could adversely affect our financial condition, results of operations or cash flows.

We believe that funds available to us from operations and existing capital resources will be adequate for our capital requirements for at least the next twelve months.

Following is a summary of our contractual obligations at June 27, 2004:

                                                              Payments Due By Period
                                       -------------------------------------------------------------------------
                                                       Remainder of                                 More than
                                           Total       Fiscal Year     2-3 Years      4-5 Years      5 Years
                                       -------------  -------------  -------------  -------------  -------------
         Debt maturities                $ 51,291,193  $     221,280  $   1,773,043  $  49,296,870  $          --

         Other contractual
            obligations                   12,819,069        589,228      3,660,956      2,083,096      6,485,789

         Open purchase orders              6,558,358      6,558,358             --             --             --
                                       -------------  -------------  -------------  -------------  -------------
         Total contractual
            obligations                $ 70,668,620   $   7,368,866  $   5,433,999  $  51,379,966  $   6,485,789
                                       =============  =============  =============  =============  =============

The October 31, 2003 debt refinancing is the only material change, outside of the ordinary course of business, in the contractual obligations summarized above, since September 28, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - Obligations. We are currently subject to interest rate risk on variable interest rate obligations. A hypothetical 10% increase in average market interest rates would increase annual interest expense on currently outstanding debt by approximately $114,000. We are also subject to interest rate risk on our fixed interest rate obligations. Based upon outstanding amounts of fixed rate obligations as of June 27, 2004, a hypothetical 10% decrease in average market interest rates would increase the fair value of outstanding fixed rate debt by approximately $354,000.

We do not own, nor do we have an interest in, any other market risk sensitive instruments.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) has concluded, based on its evaluation as of June 27, 2004, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended June 27, 2004, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 27, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   OVERHILL FARMS, INC.
                                                   (REGISTRANT)


Date:    August 9, 2004                            By: /s/  James Rudis
                                                       -------------------------
                                                       James Rudis
                                                       Chairman, President and
                                                       Chief Executive Officer



Date:    August 9, 2004                            By: /s/ John L. Steinbrun
                                                       -------------------------
                                                       John L. Steinbrun
                                                       Senior Vice President and
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