Form 10-K
period 2004-09-26
OVERHILL FARMS INC
filed 2004-12-23
CIK 1101020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     (Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 26, 2004

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

           Securities registered pursuant to Section 12(b) of the Act:


      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------

 Common Stock, par value $0.01                  American Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     The aggregate market value of voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on March 26, 2004, which was the last business day of the registrant's second fiscal quarter ended March 28, 2004 (based on the closing price on such date on the American Stock Exchange) was approximately $8.5 million. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates. The registrant has no non-voting common equity.

     There were 14,805,556 shares of common stock, par value $0.01, outstanding as of December 23, 2004.

     Documents Incorporated By Reference: None

                                              TABLE OF CONTENTS

PART I
     Item 1           Business                                                                            1
     Item 2           Properties                                                                          2
     Item 3           Legal Proceedings                                                                   3
     Item 4           Submission of Matters to a Vote of Security Holders                                 3

PART II

     Item 5           Market for Registrant's Common Stock, Related Stockholder Matters and
                      Issuer Purchases of Equity Securities                                               4
     Item 6           Selected Financial Data                                                             5
     Item 7           Management's Discussion and Analysis of Financial Condition and Results
                      of Operations                                                                       6
     Item 7A          Quantitative and Qualitative Disclosures About Market Risk                         18
     Item 8           Financial Statements and Supplementary Data                                        19
     Item 9           Changes in and Disagreements With Accountants on Accounting and
                      Financial Disclosure                                                               19
     Item 9A          Controls and Procedures                                                            19
     Item 9B          Other Information                                                                  19

PART III

     Item 10          Directors and Executive Officers of the Registrant                                 20
     Item 11          Executive Compensation                                                             25
     Item 12          Security Ownership of Certain Beneficial Owners and Management and
                      Related Stockholder Matters                                                        30
     Item 13          Certain Relationships and Related Transactions                                     32
     Item 14          Principal Accountant Fees and Services                                             33

PART IV

     Item 15          Exhibits, Financial Statement Schedules, and Reports on Form 8-K                   34

SIGNATURES                                                                                               41


                                                     i

                                     PART I

ITEM 1.  BUSINESS
         --------

HISTORY

     Overhill Farms, Inc. was formed in 1995 as a Nevada corporation. We sell our products nationwide, and our headquarters are located in Vernon, California.

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

PRODUCTS AND SERVICES

     We are a value-added manufacturer of quality frozen food products including entrees, plated meals, meal components, soups, sauces, poultry, meat and fish specialties. We provide custom prepared foods to a number of prominent customers such as Panda Restaurant Group, Jenny Craig Products, American Airlines and Safeway.

SALES AND MARKETING

     We market our products through an internal sales force and outside food brokers. Historically, we have served airlines, foodservice and retail (including weight loss) customers.

     A significant portion of our total net revenues for the fiscal year ended September 26, 2004 was derived from three customers. Panda Restaurant Group represented approximately 29% of total net revenues. Jenny Craig Products represented approximately 18% of total net revenues. American Airlines represented approximately 10% of total net revenues. Although our relationships with these customers, which in many cases are long-term, continue to remain strong, there can be no assurance that these relationships will continue. When possible, we make an effort to sign multi-year supply agreements with our major customers. It is our objective to continue to reduce our reliance on a small concentration of accounts by further expansion into custom products for retail and foodservice customers nationwide.

MANUFACTURING AND SOURCING

     Our manufacturing operations are located in two facilities in Vernon, California. This is the result of a consolidation of most of our manufacturing, together with all of our home office, warehousing, product development, marketing and quality control facilities into a new facility in 2003. We have recently completed the implementation of programs to improve manufacturing efficiencies, including the consolidation of facilities and the addition of equipment to improve freezing capabilities and to automate some operations. In order to consolidate operations, we entered, in January 2002, into a new lease for a facility in Vernon, California, and we closed four facilities, two facilities in the San Diego area, and two of our Los Angeles area facilities, and consolidated these operations and certain related personnel into our new facility.

     Our ability to economically produce large quantities of our products while maintaining a high degree of quality depends on our ability to procure raw materials on a reasonable basis. We rely on a few large suppliers for our poultry products and purchase the remaining raw materials from suppliers in the open market. We do not anticipate any particular difficulty in acquiring these materials in the future. We store raw materials, packaging for production and finished goods on-site or in public frozen food storage facilities until shipment.

BACKLOG

     We typically deliver products directly from finished goods inventory. As a result, we do not maintain a large backlog of unfilled purchase orders. While at any given time there may be a small backlog of orders, our backlog is not material in relation to total revenues, nor is it necessarily indicative of trends in our business. Some orders are subject to changes in quantities or to cancellation with 30 days' notice without penalties to customers.

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

EMPLOYEES

     Our total hourly and salaried workforce consisted of approximately 804 employees at September 26, 2004. Most of our operations are labor intensive, generally requiring semi-skilled employees. The manufacturing employees are unionized with United Food & Commercial Workers Union, Local 770 under a three-year contract expiring February 28, 2005. We believe our relations with the union to be good.

REGULATION

     Food manufacturers are subject to strict government regulation, particularly in the health and environmental areas, by the United States Department of Agriculture, also called the "USDA," the Food and Drug Administration, or the "FDA," Occupational Safety and Health Administration, or "OSHA," and the Environmental Protection Agency, or the "EPA." Our food processing facilities are subject to on-site examination, inspection and regulation by the USDA. Compliance with the current applicable federal, state and local environmental regulations has not, and we do not believe that in the future such compliance will, adversely affect our financial position, results of operations or competitive position. To date, we have never been required to recall any of our products. Since 1997, we have used a Hazard Analysis Critical Point Plan to ensure proper handling of all food items.

ITEM 2.  PROPERTIES
         ----------

     We lease two manufacturing facilities in the Los Angeles, California area. In January 2002, we entered into a ten-year lease, with an option for a five-year renewal, for a 147,210 square-foot facility in Vernon, California, which we have expanded to 170,000 square feet by constructing a mezzanine. We have consolidated most of our home office, manufacturing and warehousing, product development, and marketing and quality control facilities into this single location. Management believes that now that our consolidation plan has been fully implemented, we should expect to achieve further operating efficiencies. Plant No. 2, a 49,000 square-foot manufacturing facility also located in Vernon, is the only previously operating facility that we continue to utilize. As part of the consolidation plan in April 2003, we closed our two facilities in San Diego, California and two of our Los Angeles area facilities, Plant No. 1 and Plant No. 3, and consolidated these operations and certain employees into our new Vernon, California facility. Plant No. 1 was located in

Inglewood, California and had 39,000 square feet of manufacturing area, and Plant No. 3 was located in Vernon, California and had 27,000 square feet of manufacturing area. In addition to the manufacturing facilities, we also closed one leased warehouse facility in Inglewood, California, which consisted of combined dry goods and frozen storage of 19,800 square feet. We lease on a month-to-month basis 7,620 square feet of dry goods storage, in Huntington Park, California. Our Chicago Brothers operations were previously conducted in leased facilities in San Diego, California and consisted of a 33,300 square-foot manufacturing facility and a 9,400 square-foot warehouse and administration facility. We believe that our new primary facility is adequate to meet our requirements for the foreseeable future. However, as our sales of cooked protein grow, it may become necessary to augment the cooking capacity that we now have at Plant No. 2.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     From time to time, we are involved in various lawsuits, claims and proceedings related to the conduct of our business. Management does not believe that the disposition of any pending claims is likely to adversely affect our financial condition, results of operations, or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------
         AND ISSUER PURCHASES OF EQUITY SECURITIES
         -----------------------------------------

MARKET INFORMATION, HOLDERS AND DIVIDENDS

     Our common stock has traded on the American Stock Exchange ("Amex") under the symbol "OFI" since November 1, 2002. At December 22, 2004, we had 181 stockholders of record. The following table sets forth the range of high and low sales prices for our common stock on Amex for the periods indicated:

              FISCAL 2003                               HIGH                                 LOW
              -----------                            -----------                        ------------
         Period from November 1, 2002
              to December 29, 2002                   $     2.06                         $     1.50

         Second Quarter from December 30, 2002
              to March 30, 2003                      $     1.65                         $     0.55

         Third Quarter from March 31, 2003
              to June 29, 2003                       $     0.85                         $     0.33

         Fourth Quarter from June 30, 2003
              to September 28, 2003                  $     1.15                         $     0.49

              FISCAL 2004
              -----------
         First Quarter from September 29, 2003
              to December 28, 2003                   $      0.76                        $      0.50

         Second Quarter from December 29, 2003
              to March 28, 2004                      $      1.75                        $      0.50

         Third Quarter from March 29, 2004
              to June 27, 2004                       $      1.55                        $      1.00

         Fourth Quarter from June 28, 2004
              to September 26, 2004                  $      1.36                        $      0.98

     We have never paid cash dividends on our common stock. We currently anticipate that no cash dividends will be paid on our common stock in the foreseeable future in order to conserve cash for use in our businesses. Our board of directors will periodically re-evaluate this dividend policy taking into account our operating results, capital needs, the terms of our financing arrangements and other factors. Our current financing arrangements prohibit us from paying dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     None.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

     The following table sets forth selected historical financial data of Overhill Farms, Inc. The selected financial data as of and for each of the last five fiscal years has been derived from the financial statements of Overhill Farms, Inc., which have been audited by Ernst & Young LLP, independent registered public accounting firm.

     Before the spin-off that occurred in October 2002, we operated as part of TreeCon Resources. Because the prior year data for fiscal years 2002, 2001 and 2000 reflect periods during which we did not operate as an independent public company, the data may not reflect the results of operations or the financial position that would have resulted if we had operated as a separate, independent public company throughout each of the periods shown. In addition, the data may not necessarily be indicative of our future results of operations or financial position. The historical data should be read in conjunction with sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the related notes included elsewhere in this Form 10-K.

                                                            FISCAL YEAR ENDED
                           ---------------------------------------------------------------------------------
STATEMENT OF OPERATIONS       SEPTEMBER 26,    SEPTEMBER 28,   SEPTEMBER 29,    SEPTEMBER 30,   OCTOBER 1,
DATA                              2004             2003            2002            2001            2000
                                  ----             ----            ----            ----            ----
(IN THOUSANDS, EXCEPT
 PER SHARE DATA):
Net revenues                     $133,957         $136,950        $138,901         $162,275         $145,875
Operating income (a)                6,276            1,856           7,298            9,483           10,813

(Loss) income before
   extraordinary items (a)        (2,142)          (6,422)           1,030            2,242            3,331
Net (loss) income (a)             (2,142)          (6,422)           1,030            2,242            2,492

Net (loss) income per
   share - Basic (a) (b)          $(0.14)          $(0.53)           $0.11            $0.24           $0.27

Net (loss) income per
   share - Diluted (a) (b)        $(0.14)          $(0.53)           $0.09            $0.20           $0.22


                                                         AS OF FISCAL YEAR ENDED
                           ------------------------------------------------------------------------------------
BALANCE SHEET DATA           SEPTEMBER 26,    SEPTEMBER 28,   SEPTEMBER 29,    SEPTEMBER 30,     OCTOBER 1,
 (IN THOUSANDS)                   2004             2003            2002            2001            2000
                                  ----             ----            ----            ----            ----
Total assets                       $59,550        $56,182          $59,018          $54,207         $57,946
Long-term debt                      47,775         44,950           36,242           32,951          40,860
Total liabilities                   62,031         56,521           53,666           50,743          57,602
Retained (deficit)
 earnings (c)                      (12,203)       (10,061)           7,842            6,812           4,570
Stockholders' (deficit)
 equity                             (2,481)          (339)           5,352            3,464             344

(a) We adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2001 and, accordingly, ceased amortization of goodwill. Had we been accounting for goodwill under SFAS No. 142 for all periods presented, operating income would have increased by $850,000 in fiscal 2001 and $650,000 in fiscal 2000; income before extraordinary items would have increased by $548,000 in fiscal 2001 and $429,000 in fiscal 2000; and net income (loss) would have increased by $548,000 ($0.06 per basic share and $0.05 per diluted share) in fiscal 2001 and $429,000 ($0.05 per basic share and $0.04 per diluted share) in fiscal 2000.

(b) Per share data for all periods presented has been retroactively adjusted for the 12,010-shares-for-1 stock split declared by our board of directors in October 2002 in connection with the spin-off transaction.

(c) The decline in retained earnings (deficit) from September 29, 2002 to September 28, 2003 of $17,903,000 includes the fiscal year 2003 net loss of $6,422,000 and the offset against retained earnings (deficit) of the net receivable due from TreeCon Resources, our former parent, in the amount of $11,481,000.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

OVERVIEW

     We are a value-added manufacturer of quality frozen food products including entrees, plated meals, meal components, soups, sauces, poultry, meat and fish specialties. We provide custom prepared foods to a number of prominent customers such as Panda Restaurant Group and Jenny Craig Products, and several domestic airlines. We manufacture products in the retail (including weight loss), foodservice and airline industries with branded and private label entrees and components.

     We were a 99% owned subsidiary of TreeCon Resources, Inc. (formerly known as Polyphase Corporation and Overhill Corporation) until the completion of our spin-off in October 2002. Our goal is to be the leading developer and manufacturer of value-added food products and provider of custom prepared foods. We intend to create superior value for our stockholders by continuing to execute our growth and operating strategies. We employ the following corporate strategies:

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

     Our net revenues declined an aggregate of 3.6% over the last two fiscal years. Net revenues declined 1.4% for the fiscal year ended September 28, 2003 as compared to the fiscal year ended September 29, 2002. A 16.7% reduction in net revenues from airline customers due to the events of September 11, 2001 was largely offset by a 6.7% increase in foodservice net revenues and a 1.1% increase in net revenues from retail sales (including weight loss) for the fiscal year ended September 28, 2003 as compared to the fiscal year ended September 29, 2002. We experienced a 2.2% decline in net revenues for the fiscal year ended September 26, 2004 as compared to the fiscal year ended September 28, 2003. The decline in net revenues during fiscal year 2004 was attributable to a 4.3% decline in retail sales (including weight loss) and decreases in sales of approximately 1.0% to each of our airlines and foodservice customers. However, during the second half of the fiscal year ended September 26, 2004, we added six new retail customers and two new foodservice customers and achieved revenue growth from these new accounts and from existing accounts in all of our business areas. We expect future sales growth to be driven primarily by the retail and foodservice areas.

     Our gross profit declined during fiscal year 2003 but then increased during fiscal year 2004. The 19.1% decline in gross profit and 74.6% decrease in operating income for the fiscal year ended September 28, 2003 as compared to the fiscal year ended September 29, 2002 was due to manufacturing-related inefficiencies experienced with the start-up of our new production facility as well as the costs of moving our operations into the new plant. The 19.8% increase in gross profit and 238.1% increase in operating income in the fiscal year ended September 26, 2004 as compared to the fiscal year ended September 28, 2003 were due to operating efficiencies resulting from our new production facility and the benefits of the plant consolidation. We expect further improvement in our operating results from additional manufacturing efficiencies.

     Our operating income declined during fiscal year 2003 but then increased during fiscal year 2004. The reduction in operating income for the fiscal year ended September 28, 2003 as compared to the fiscal year ended September 29, 2002 was due in part to a 35.2% increase in selling, general and administrative expenses (SG&A) resulting from increased professional fees, bad debt expense and new product demonstration costs. The increase in operating income for the fiscal year ended September 26, 2004 as compared to the fiscal year ended September 28, 2003 was also due in part to a 20.3% decline in SG&A resulting from reductions in salaries and bad debt expense. We continue to look for opportunities to further reduce SG&A expenses as a percentage of net revenues.

RESULTS OF OPERATIONS

     The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change and the results for each period as a percentage of net revenues. The columns present the following.

         First two data columns in each table show the absolute results for each period presented.

         Columns entitled "Dollar Variance" and "Percentage Variance" show the change in results, both in dollars and percentages. These two columns show favorable changes as positives and unfavorable changes as negatives. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

         Last two columns in each table show the results for each period as a percentage of net revenues.

FISCAL YEAR ENDED SEPTEMBER 26, 2004 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 28, 2003

                                                                                                 RESULTS AS A PERCENTAGE OF
                                                                   DOLLAR         PERCENTAGE    NET REVENUES FOR THE FISCAL
                                      FISCAL YEAR ENDED           VARIANCE         VARIANCE              YEAR ENDED
                                      -----------------           --------         --------     ---------------------------
                                 SEPTEMBER 26,  SEPTEMBER 28,     FAVORABLE       FAVORABLE     SEPTEMBER 26,  SEPTEMBER 28,
                                     2004           2003        (UNFAVORABLE)  ( UNFAVORABLE)       2004           2003
                                 -------------  -------------   -------------  - ------------   -------------  -------------
                                        (IN THOUSANDS)                  (IN THOUSANDS)

  Net revenues                    $ 133,957        $ 136,950        $  (2,993)          (2.2)%       100.0%        100.0%

  Cost of sales                     119,646          125,008            5,362            4.3         (89.3)        (91.3)
                                  ----------       ----------       ----------       ---------     ---------     ---------

  Gross profit                       14,311           11,942            2,369           19.8          10.7           8.7

  Selling, general and
    administrative expenses           8,036           10,086            2,050           20.3          (6.0)         (7.4)
                                  ----------       ----------       ----------       ---------     ---------     ---------

  Operating income                    6,275            1,856            4,419          238.1           4.7           1.4

  Other expenses                      9,785           11,631            1,846           15.9          (7.3)         (8.5)
                                  ----------       ----------       ----------       ---------     ---------     ---------

  (Loss) income before
    income taxes                     (3,510)          (9,775)           6,265           64.1          (2.6)         (7.1)

  Income tax (benefit)
    provision                        (1,368)          (3,353)          (1,985)         (59.2)          1.0           2.4
                                  ----------       ----------       ----------       ---------     ---------     ---------

  Net (loss) income               $  (2,142)       $  (6,422)       $   4,280           66.6%         (1.6)%        (4.7)%
                                  ==========       ==========       ==========       =========      =========    =========

     NET REVENUES. Net revenues for the fiscal year ended September 26, 2004 decreased $2,993,000 (2.2%) to $133,957,000 from $136,950,000 for the fiscal year ended September 28, 2003. Retail sales, including weight loss, declined $2,268,000 (4.3%) to $50,351,000 from $52,619,000 for the fiscal year ended
September 28, 2003, attributable to a decrease of market sales by one of our retail customers. We added, as a customer, a large multi-national food company during fiscal year 2004, which has the potential to replace most of this lost volume in the retail area. Retail sales in the first half of fiscal 2004 were also negatively impacted by the Southern California grocery strike.

     The airline and foodservice sectors experienced modest declines in revenues. Airline net revenues were $29,196,000 for the fiscal year ended September 26, 2004 as compared to $29,364,000 for the fiscal year ended September 28, 2003, a decrease of $168,000. The decline in airline sales of 25.0% in the first half of the fiscal year ended September 26, 2004 compared to the same period in the previous fiscal year was largely due to the impact of the events of September 11, 2001 and was almost entirely offset by improvements in air travel and the addition of new airline customers in the second half of the fiscal year ended September 26, 2004 as evidenced by a 19.9% increase in net revenues in the second half of fiscal year 2004 compared to the same period last year. Foodservice net revenues were $54,410,000 for the fiscal year ended September 26, 2004 as compared to $54,941,000 for the fiscal year ended September 28, 2003.

     American Airlines, our largest airline customer, has announced that they will discontinue free meal service in all coach domestic flights beginning February 1, 2005. Free meal service will continue for international and domestic first and business class passengers. Although this change will reduce our sales to American Airlines, we expect that this reduction in sales will be offset by additional airline customers and products and increases in other business areas. Our current customer list includes six new retail customers and two new foodservice customers added during fiscal 2004. We are expanding our sales force and further penetrate these areas and increase our sales opportunities.

     GROSS PROFIT. Despite lower revenues, gross profit for the fiscal year ended September 26, 2004 increased $2,369,000 (19.8%) to $14,311,000 from
$11,942,000 for the fiscal year ended September 28, 2003. Gross profit margin as a percentage of net revenues increased to 10.7% for the fiscal year ended September 26, 2004 from 8.7% for the fiscal year ended September 28, 2003. Margin improvement was attributable to our plant consolidation; specifically, reductions in operating supplies, rent expense, interplant freight and outside storage costs which resulted in a 4.3%, or $5,362,000, decline in cost of sales for the fiscal year ended September 26, 2004 to $119,646,000 from $125,008,000 for the fiscal year ended September 28, 2003.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A for the fiscal year ended September 26, 2004 decreased $2,050,000 (20.3%) to $8,036,000 (6.0% of net revenues) from $10,086,000 (7.4% of net revenues) for the fiscal year ended September 28, 2003. The decrease in SG&A for the fiscal year resulted primarily from reductions in salaries, the reduced requirement for point-of-sale product demonstration and promotional activity and decreases in the provision for bad debts.

     OPERATING INCOME. Operating income increased $4,419,000 (238.1%) to $6,275,000 for the fiscal year ended September 26, 2004 from $1,856,000 for the fiscal year ended September 26, 2003. The increase in operating income was the result of improvements in gross margins and SG&A as noted above.

     OTHER EXPENSES. Other expenses for the fiscal year ended September 26, 2004, which consisted primarily of various financing-related charges, decreased $1,846,000 (15.9%) to $9,785,000 from $11,631,000 for the fiscal year ended
September 28, 2003. This decrease is due to a $3,034,000 decline in amortization of deferred financing costs to $505,000 for fiscal year 2004 from $3,539,000 for fiscal year 2003. The amortization expense for fiscal year 2003 included the amortization of costs related to previous financing arrangements. Additionally, interest expense decreased $652,000 to $6,359,000 from $7,011,000 for the fiscal year ended September 28, 2003. All remaining costs associated with previous financing arrangements were written off as debt extinguishment expense as part of the October 2003 refinancing. Approximately $707,000 of the decline in other expenses was attributable to accruals recorded in 2003 estimated for the cost of refurbishing the San Diego facility, which was vacated upon expiration of the lease.

     We expect to improve on our current operating results, and return to profitable operations, primarily through (a) improved gross margins achieved by streamlining additional costs and continuing to leverage our consolidated manufacturing and storage facilities to improve manufacturing efficiency, (b) growing revenues from profitable product lines, (c) adding higher-margin products and (d) maintaining reduced future interest costs on outstanding debt. As discussed in "Risk Factors to Our Business and Industry," included elsewhere herein, we may be unable to improve our operating results if we suffer a decline in our manufacturing efficiency, the loss of major customers, declines in air travel, adverse changes in our operating costs or raw materials costs or other adverse changes to our business.

FISCAL YEAR ENDED SEPTEMBER 28, 2003 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 29, 2002

                                                                                                 RESULTS AS A PERCENTAGE OF
                                                                   DOLLAR         PERCENTAGE    NET REVENUES FOR THE FISCAL
                                      FISCAL YEAR ENDED           VARIANCE         VARIANCE              YEAR ENDED
                                      -----------------           --------         --------     ---------------------------
                                 SEPTEMBER 28,  SEPTEMBER 29,     FAVORABLE       FAVORABLE     SEPTEMBER 28,  SEPTEMBER 29,
                                     2003           2002        (UNFAVORABLE)  ( UNFAVORABLE)       2003           2002
                                 -------------  -------------   -------------  - ------------   -------------  -------------
                                        (IN THOUSANDS)                  (IN THOUSANDS)

    Net revenues                    $ 136,950      $ 138,901     $  (1,951)           (1.4)%        100.0%          100.0%

    Cost of sales                     125,008        124,141          (867)           (0.7)         (91.3)          (89.4)
                                    ----------     ----------    ----------        ---------      ---------       ---------

    Gross profit                       11,942         14,760        (2,818)          (19.1)           8.7            10.6

    Selling, general and
      administrative expenses          10,086          7,462        (2,624)          (35.2)          (7.4)           (5.4)
                                    ----------     ----------    ----------        ---------      ---------       ---------

    Operating income                    1,856          7,298        (5,442)          (74.6)           1.4             5.3

    Other expenses                     11,631          5,599        (6,032)         (107.7)          (8.5)           (4.0)
                                    ----------     ----------    ----------        ---------      ---------       ---------

    (Loss) income before
      income taxes                     (9,775)         1,699       (11,474)         (675.3)          (7.1)            1.2

    Income tax (benefit)
      provision                        (3,353)           668         4,021           601.9            2.4            (0.5)
                                    ----------     ----------    ----------        ---------      ---------       ---------

    Net (loss) income               $  (6,422)     $   1,031     $  (7,453)         (722.9)%         (4.7)%          (0.7)%
                                    ==========     ==========    ==========        =========      =========       =========

     NET REVENUES. Net revenues decreased $1,951,000 (1.4%) to $136,950,000 for the fiscal year ended September 28, 2003 as compared to $138,901,000 for the fiscal year ended September 29, 2002. The decline in revenue was largely attributable to a reduction in airline sales of $5,879,000 (16.7%) to $29,364,000 due to the events of September 11, 2001. Foodservice net revenues increased $3,430,000 (6.7%) to $54,941,000 from $51,511,000 for the fiscal year ended September 29, 2002. Retail sales (including weight loss) increased $550,000 (1.1%) to $52,619,000 from $52,069,000 for the fiscal year ended
September 29, 2002.

     GROSS PROFIT. Gross profit for the fiscal year ended September 28, 2003 decreased $2,818,000 (19.1%) to $11,942,000 from $14,760,000 for the fiscal year ended September 29, 2002. Gross profit as a percentage of net revenues for the fiscal year ended September 28, 2003 was 8.7% compared to 10.6% for the prior fiscal year. The decrease in gross profit as a percentage of net revenues was due largely to manufacturing-related inefficiencies encountered in connection with the start-up of our new plant and the cost of moving our manufacturing operations into the new facility in fiscal year 2003.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A for the fiscal year ended September 28, 2003 increased $2,624,000 to $10,086,000 (7.4% of net revenues) from $7,462,000 (5.4% of net revenues) in the prior fiscal year. Contributing factors to this increase in SG&A were increases in new product demonstration costs for our Chicago Brothers brand products for retail customers, professional fees, including accounting, audit and one-time consulting fees related to the April 2003 refinancing, compensation and related costs and bad debt expense due to the bankruptcies of United Airlines and certain minor customers during 2003.

     OTHER EXPENSES. Other expenses for fiscal year 2003 were $11,631,000 as compared to $5,599,000 for fiscal year 2002, an increase of $6,032,000 (107.7%). This increase consisted primarily of a $2,360,000 increase in interest expense to $7,011,000, due to an increase in borrowings and borrowing rates during the year primarily related to the April 2003 refinancing, and a $2,890,000 increase in amortization of deferred financing costs to $3,539,000, related to the financing costs incurred in the prior year and the bridge financing and the refinancing of the bank debt during fiscal year 2004. Of the $2,360,000 increase in interest expense, $1,171,000 was non-cash interest related to the amortization of the original issue discount from the April 2003 financing. The original issue discount represents the difference of approximately $1,653,000 between the fair market value of 2,466,759 shares sold to Levine Leichtman Capital Partners II, L.P. ("LLCP" or "senior subordinated creditor") and the $0.01 per share purchase price. Another significant component of other expenses was the $662,000 cost of refurbishing our vacated San Diego facility upon the expiration of the lease.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of liquidity are cash balances and additional financing capacity. Our cash and cash equivalents increased $1,095,000 to $1,609,000 as of September 26, 2004 from $514,000 at September 28, 2003.

     During the fiscal year ended September 26, 2004, our operating activities resulted in a use of cash of $1,638,000, as compared to cash provided of $2,312,000 during fiscal year 2003. The use of cash in fiscal year 2004 was primarily due to a $2,687,000 increase in accounts receivable, an increase of $169,000 in inventories, an increase in prepaid expenses of $585,000 and a reduction in accrued expenses of $384,000, reduced by increases in cash that resulted from an increase of $558,000 in accounts payable and by noncash expenses exceeding net losses by $1,628,000. As of September 26, 2004, we had working capital of $13,521,000.

     During the fiscal year ended September 26, 2004, our investing activities, comprised of capital expenditures and proceeds from sales of property and equipment, resulted in a net use of cash of approximately $1,065,000, as compared to $5,797,000 during fiscal year 2003. The prior year additions to property and equipment related primarily to the consolidation of our operations into our facility in Vernon, California.

     During the fiscal year ended September 26, 2004, our financing activities resulted in cash provided of approximately $3,799,000, as compared to cash provided of $3,991,000 during fiscal year 2003. The cash provided in fiscal year 2004 resulted primarily from new borrowings, net of related deferred financing costs, in connection with the debt refinancing in October 2003 (as discussed below), offset by principal payments during the fiscal year on our long-term debt.

     As of September 28, 2003, our indebtedness to significant lenders consisted substantially of a secured senior subordinated note payable to LLCP in the principal amount of $24.658 million and two notes payable to Pleasant Street Investors, LLC ("PSI"), an affiliate of LLCP, consisting of senior Term A Loan in the principal amount of $17.0 million and senior Term B Loan in the principal amount of $5.0 million. On October 31, 2003, we entered into refinancing arrangements with LLCP and PSI whereby we issued to LLCP a second amended and restated secured senior subordinated note due October 31, 2006 in the stated principal amount of $28.858 million in exchange for the surrender by LLCP of the existing $24.658 million senior subordinated note and $4.2 million in additional cash funds. The replacement note had a base rate of interest that was reduced from 15% to 13.5%, subject to increase upon the occurrence of an interest rate event, as defined, or event of default, and an extended maturity date from October 31, 2003 to October 31, 2006. We paid LLCP amendment and new capital fees in the aggregate amount of $352,800.

     Also, as part of the October 31, 2003 refinancing, PSI made an additional term loan to us in the principal amount of $800,000 and surrendered the note evidencing the existing Term A Loan in exchange for a second amended and restated senior Term A Loan in the principal amount of $17.8 million. The annual interest rate on the in-formula portion of the Term A Loan was reduced from 10% to 5.5%. The annual interest rate on the $5.0 million Term B Loan was reduced from 15% to 12%. The interest rates on the Term A Loan and Term B Loan are subject to increase upon the occurrence of any interest rate event, as defined, or event of default as provided in the notes that evidence those loans. The maturity dates of the Term A Loan and the Term B Loan were extended to October 31, 2006 from November 30, 2003 and January 30, 2004, respectively. The Term B Loan was modified to be a monthly amortizing term loan. The prepayment terms of the Term A Loan and the Term B Loan were modified to provide, among other things, that we would make mandatory prepayments of annual excess cash flow, if any. We paid PSI amendment and new capital fees in the aggregate amount of $67,200.

     The amended and restated securities purchase agreement with LLCP and the amended and restated loan and security agreement with PSI contain various covenants, including financial covenants covering restrictions on capital expenditures, minimum EBITDA and net worth levels, and specified debt service and debt to equity ratios. In addition, those agreements prohibit changes in control, including ownership and certain management personnel, and contain customary restrictions on incurring indebtedness and liens, making investments, paying dividends and making loans or advances. The obligations owing by us to PSI and LLCP are secured by liens on substantially all of our assets.

     We did not meet the level "A" fixed charges requirement of the securities purchase agreement with LLCP and the loan and securities agreement with PSI at June 27, 2004, which triggered an interest rate event, causing interest rates to increase on all of our debt by 2%. However, we did meet the level "B" fixed charges requirement and therefore, no event of default, as defined in the securities purchase and loan documents, occurred. We did meet all of the other level "A" requirements, including the EBITDA requirement. The level "A" fixed charges requirement was not met because of management's decision to make a capital expenditure in the third quarter of fiscal year 2004. The capital expenditure was made to secure cost savings and to meet the production requirements of a significant customer. As a result of the interest rate event, interest rates rose, effective June 28, 2004, as indicated in the table below. Except as described below, the fixed charges requirement is measured quarterly, and increases in interest rates due to an interest rate event remain in effect until the end of the first full quarter in which we meet the fixed charges requirement.

     On October 6, 2004, we executed fourth amendments to the existing financing arrangements with PSI and LLCP to amend the financial covenants and various other provisions. Effective September 26, 2004, the new amendments to the securities purchase agreement with LLCP and the loan and securities agreement with PSI eliminated, for the fiscal quarters ending January 2, 2005 and April 3, 2005, the potential for a 2% increase in our interest rates like the increase that occurred on June 27, 2004, and reduced the base rate on the Term B Loan from 12% to LIBOR plus 0.75%. In exchange, we agreed to increase our payment of principal on the Term B Loan from $69,445 per month to specified monthly amounts ranging from $254,445 to $274,445. Prior to this amendment, the Term B Loan was to have a balance of $2.5 million due at maturity of the loan on October 31, 2006. Under this amendment, the Term B Loan will be entirely paid off by January 31, 2006. The increase in cash required for principal repayment is offset, in part, by savings from the reduction in interest rates.

     The following table summarizes the interest rates on our debt before and after the September 26, 2004 amendments:

                                                                     INTEREST RATES
                                   ---------------------------------------------------------------------------------
                      PRINCIPAL      OCT. 31,      JUN. 28,      JUL. 1,      AUG 11,       SEP. 22,
                       BALANCE       2003 TO       2004 TO       2004 TO      2004 TO        2004 TO     EFFECTIVE
                       SEP. 26,      JUN. 27,      JUN. 30,      AUG. 10,     SEP. 21,      SEP. 26,      SEP. 27,
                        2004          2004          2004           2004         2004          2004          2004
                     -----------   -----------   -----------   -----------   -----------   -----------   -----------
Term A Loan
  (In-formula
  portion)           $17,800,000        5.50%        7.50%        7.75%*         8.00%*        8.25%*       6.25%

Term B Loan          $ 4,305,550       12.00%       14.00%       14.00%         14.00%        14.00%        9.39%

November 1999
  Note               $28,858,000       13.50%       15.50%       15.50%         15.50%        15.50%       13.50%

* Rate increase due to change in Prime Rate

     We believe, based upon forecasted performance, that it is probable that we will be in compliance with all of our revised financial and other covenant requirements for the foreseeable future. Accordingly, based upon projected covenant compliance and as a result of the refinancing of the obligations described above, all principal amounts payable to LLCP and to PSI, other than currently scheduled principal payments, have been classified as long-term liabilities in the accompanying balance sheet as of September 26, 2004. In the future, our failure to achieve certain revenue, expense and profitability levels could result in a violation of the amended financial covenants under our financing arrangements and could result in interest rate increases and acceleration of maturity of the loans, which could adversely affect our financial condition, results of operations or cash flows.

     We believe that funds available to us from operations and existing capital resources will be adequate for our capital requirements for at the least the next twelve months. Following is a summary of our contractual obligations at September 26, 2004:

                                                                  PAYMENTS DUE BY PERIOD
                                                                  ----------------------
                                                                                                         MORE THAN
                                            TOTAL       WITHIN 1 YEAR     2-3 YEARS      4-5 YEARS        5 YEARS
                                            -----       -------------     ---------      ---------        -------
         Debt maturities                 $51,068,671     $ 3,293,187     $47,775,484    $        --     $        --

         Contractual obligations          15,089,388       2,368,129       3,821,679      2,849,816       6,049,764

         Open purchase orders             17,675,251      15,340,451       2,334,800             --              --
                                         ------------    ------------    ------------   ------------    ------------

         Total contractual
            obligations                  $83,833,310     $21,001,767     $53,931,963    $ 2,849,816     $ 6,049,764

     In January 2002, we entered into a lease for a 170,000 square foot facility in Vernon, California, and we have consolidated certain of our home office, manufacturing and warehousing, product development, and marketing and quality control facilities into this single location. See "Business-Manufacturing and Sourcing" in Part I, Item 1 of this report.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for employee stock options. SFAS No. 123R eliminates the ability to account for shared-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair value-based method. SFAS No. 123R also requires that tax benefits associated with these share-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. SFAS No. 123R becomes effective for interim or annual periods beginning after June 15, 2005. Accordingly, we are required to apply SFAS No. 123R beginning fiscal quarter ended October 2, 2005. SFAS No. 123R offers alternative methods of adopting this final rule. At the present time, we have not yet determined which alternative method we will use.

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

     CONCENTRATIONS OF CREDIT RISK. Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral from our customers. A bankruptcy or other significant financial deterioration of any customers could impact their future ability to satisfy their receivables with us. Our allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions. Until fiscal 2003, bad debt expense and accounts receivable write-offs, net of recoveries, historically were immaterial as we generally transact the substantial portion of our business with large, established food or service related businesses. For the fiscal years ended September 26, 2004, September 28, 2003 and September 29, 2002, our write-offs, net of recoveries, to the allowance for doubtful accounts were approximately $95,000, $466,000 and $13,000, respectively.

     A significant portion of our total net revenues during the last two fiscal years was derived from three customers. Panda Restaurant Group, Jenny Craig Products and American Airlines accounted for approximately 29%, 18% and 10%, respectively, of our revenues for the fiscal year ended September 26, 2004 and approximately 18%, 24% and 16%, respectively, of our total accounts receivable balance at September 26, 2004. Panda Restaurant Group, Jenny Craig Products and American Airlines accounted for approximately 24%, 18% and 8%, respectively, of our revenues for the fiscal year ended September 28, 2003 and approximately 14%, 26% and 18%, respectively, of our total accounts receivable balance at September 28, 2003. We intend to reduce our reliance on a small concentration of accounts by further expansion into custom products for retail and foodservice customers nationwide.

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

     EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED. We evaluate the excess of cost over fair value of net assets acquired (goodwill) at least annually for impairment in accordance with SFAS No. 142. We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data. No impairment of goodwill was recorded during fiscal year 2004. At September 26, 2004, we had goodwill of $12.2 million. A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

     INCOME TAXES. For the one-month period from September 30, 2002 to October 29, 2002, the effective date of the spin-off, and for all fiscal years up to and including September 29, 2002, we were included in the consolidated federal tax return of our former parent and provided for federal taxes on a separate company basis in accordance with SFAS No. 109, "Accounting for Income Taxes." Historically, with respect to state income taxes, primarily in California, we were able to reduce our tax liability by offsetting otherwise taxable income with other losses under the parent entity. On a separate company basis, we would have had an effective state tax rate of approximately 6%. For periods following the completion of the spin-off, our tax returns are filed on a stand-alone basis.

     Due to operating losses for the year ended September 26, 2004, we recognized an income tax benefit of $1.4 million and recorded an increase in our deferred tax asset to approximately $4.6 million on our accompanying balance sheet as of September 26, 2004. We have recorded a $425,000 valuation allowance against a portion of our deferred tax assets, since we believe that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future. Should our estimates of future taxable income decline, we may not realize some or all of our remaining deferred tax assets, and we could be required to record a larger valuation allowance against some or all of those assets, which would result in a charge to operations.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning our operations and financial performance and condition. For this purpose, statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "projects," "forecasts," or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future company actions, which may be provided by management, are also forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others:

          o    the impact of competitive products and pricing;

          o market conditions that may affect the cost of raw material as well as the market for our products;

          o changes in our business environment, including actions of competitors and changes in customer preferences, as well as disruptions to our customers' businesses, such as the Southern California grocery strike that occurred during the period from October 2003 to February 2004;

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

RISK FACTORS RELATED TO OUR BUSINESS AND INDUSTRY

OUR ABILITY TO COMPETE EFFECTIVELY IN THE HIGHLY COMPETITIVE FOOD INDUSTRY MAY AFFECT OUR OPERATIONAL PERFORMANCE AND FINANCIAL RESULTS.

     The food industry is highly competitive, and our continued success depends in part on our ability to be an efficient producer in a highly competitive industry. We face competition in all of our markets from large, national companies and smaller, regional operators. Some of our competitors, including other diversified food companies, are larger and may have greater financial resources than we do. From time to time we experience price pressure in certain of our markets as a result of competitors' promotional pricing practices as well as market conditions generally. Our ability to reduce costs is limited to the extent efficiencies have already been achieved. Our failure to reduce costs through productivity gains would weaken our competitive position. Competition is based on product quality, distribution effectiveness, brand loyalty, price, effective promotional activities and the ability to identify and satisfy emerging consumer preferences. We may not be able to effectively compete with these larger, more diversified companies.

THE LOSS OR CONSOLIDATION OF ANY OF OUR KEY CUSTOMERS COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS BY DECREASING OUR EXISTING SALES OPPORTUNITIES AND PRICES AND INCREASING OUR MARKETING AND PROMOTIONAL EXPENSES.

     The largest purchasers of our products, Panda Restaurant Group and Jenny Craig Products and American Airlines, accounted for approximately 29%, 18% and 10%, respectively, of our total net revenues during the fiscal year ended September 26, 2004. We expect that our sales to these customers will continue to constitute a significant percentage of our net revenues. The loss of any of these customers as an outlet for our products could adversely affect our competitive position and operating results.

     In addition, the acquisition of one of our customers by a third party could adversely affect our financial results if the resulting company chose to terminate their relationship with us and purchase products from our competitors. Additionally, if our customers consolidate and grow larger, our customers may demand lower pricing and more favorable terms. Further, these customers may reduce inventories and increase their use of other suppliers. If we fail to use our sales, marketing and manufacturing expertise to respond to these trends, our sales volume could be impacted or we may need to lower our prices or increase promotional support of our products, any of which would adversely affect our profitability.

FUTURE DECLINES IN AIR TRAVEL MAY ADVERSELY AFFECT OUR REVENUES, COSTS AND COLLECTIONS.

     We derive a significant portion of our business from the airline industry. In fiscal year 2004, sales to airline customers were approximately $29.2 million, or 21.8% of total net revenues, as compared to sales of $29.4 million in fiscal year 2003 and $35.2 million in fiscal year 2002, representing 21.4% and 25.4% of total net revenues in fiscal years 2003 and 2002, respectively. Additionally, accounts receivable from airline-related customers accounted for approximately 33.3% and 32.5% of the total accounts receivable balance at September 26, 2004 and September 28, 2003, respectively. The events of September 11, 2001 significantly reduced our sales to airline customers during fiscal years 2002 and 2003 and in the first half of fiscal year 2004. While we experienced growth in airline sales during the second half of fiscal year 2004 and we expect a decline in sales to one of these customers in early fiscal year 2005 as discussed elsewhere in this report, the ongoing effect of these events on the airline industry, airline revenues, and on our business in particular, or the impact of a future occurrence of a similar event, cannot be accurately determined and could further adversely affect our financial position, results of operations or cash flows by, among other things, decreasing our sales to and making it more difficult to collect receivables from airline customers.

WE ARE SUBJECT TO COST FLUCTUATIONS IN OUR OPERATIONS THAT MAY ADVERSELY AFFECT OUR PROFITABILITY.

     Our business operations may experience operating cost volatility caused by external conditions, market fluctuations and changes in governmental policies. Any substantial fluctuation in our manufacturing or operating costs, if not offset by product price increases, hedging activities or improved efficiencies, may adversely affect our operating performance, business and financial condition.

WE ARE A MAJOR PURCHASER OF MANY COMMODITIES THAT WE USE FOR RAW MATERIALS AND PACKAGING, AND PRICE CHANGES FOR THE COMMODITIES WE DEPEND ON MAY ADVERSELY AFFECT OUR PROFITABILITY.

     The raw materials used in our business are largely commodities that experience price volatility caused by external conditions, commodity market fluctuations, currency fluctuations and changes in governmental agricultural programs. We enter into contracts for the purchase of raw materials at fixed prices, which are designed to protect us against raw material price increases during their term. However, when necessary, we attempt to recover our commodity cost increases by increasing prices, promoting a higher-margin product mix and creating additional operating efficiencies.

     We also use paper products, such as corrugated cardboard, aluminum products, and films and plastics to package our products. Substantial fluctuations in prices of packaging materials or higher prices of our raw materials could adversely affect our operating performance and financial results.

     Commodity price changes may result in unexpected increases in raw material and packaging costs, and we may be unable to increase our prices to offset these increased costs without suffering reduced volume, revenue and income. Any substantial fluctuation in the prices of raw materials, if not offset by increases in our sales prices, could adversely affect our profitability.

CONCERNS WITH THE SAFETY AND QUALITY OF FOOD PRODUCTS COULD CAUSE CUSTOMERS TO AVOID OUR PRODUCTS.

     We could be adversely affected if our customers and the ultimate consumers of our products lose confidence in the safety and quality of various food products. Adverse publicity about these types of concerns, like the publicity about genetically modified organisms, "mad cow disease" and foot and mouth disease in Europe, whether or not valid, may discourage our customers from buying our products or cause production and delivery disruptions. Any negative change in customer perceptions about the safety and quality of our products could adversely affect our business and financial condition.

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

     While we have never been required to recall any of our products and we maintain insurance that we believe is adequate to cover this type of loss, a widespread product recall could result in changes to one or more of our business processes, product shortages, a loss of customer confidence in our food, or other adverse effects on our business.

     If we are required to defend against a product liability claim, whether or not we are found liable under the claim, we could incur substantial costs, our reputation could suffer and our customers might substantially reduce their existing or future orders from us.

OUR BUSINESS IS SUBJECT TO FEDERAL, STATE AND LOCAL GOVERNMENT REGULATIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL POSITION.

     Food manufacturing operations are subject to regulation by various federal, state and local government entities and agencies. As a producer of food products for human consumption, our operations are subject to stringent production, packaging, quality, labeling and distribution standards, including regulations mandated by the Federal Food, Drug and Cosmetic Act. We cannot predict whether future regulation by various federal, state and local governmental entities and agencies would adversely affect our business and financial results.

     In addition, our business operations and the past and present ownership and operation of our properties are subject to extensive and changing federal, state and local environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. We cannot assure that environmental issues relating to presently known matters or identified sites or to other matters or sites will not require additional, currently unanticipated investigation, assessment or expenditures.

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

SOME OF OUR SIGNIFICANT CUSTOMER AND SUPPLIER CONTRACTS ARE SHORT-TERM.

     Some of our customers and suppliers operate through purchase orders or short-term contracts. Though we have long-term business relationships with many of our customers and suppliers, we cannot assure that any of these customers or suppliers will continue to do business with us on the same basis. Additionally, though we try to renew these contracts as they come due, there can be no assurance that these customers or suppliers will renew the contracts on terms that are favorable to us, if at all. The termination of any number of these contracts may adversely affect our business and prospects, including our financial performance and results of operations.

OUR COMMON STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS AND IN LITIGATION AGAINST US.

     During the 52-week period ended December 22, 2004, the high and low sales prices of our common stock on Amex were $1.75 per share and $0.50 per share, respectively. Prices for our shares are determined in the marketplace and may accordingly be influenced by many factors, including, but not limited to:

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

     In addition, the stock market often experiences significant price fluctuations that are unrelated to the operating performance of the specific companies whose stock is traded. These market fluctuations could adversely affect the trading price of our shares.

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

OUR FAILURE TO ATTRACT AND RETAIN KEY MANAGEMENT PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

     Our business requires managerial, financial and operational expertise, and our future success depends upon the continued service of key personnel. As a value-added manufacturer of quality frozen food products and customer prepared foods, we operate in a specialized industry. Our key personnel have experience and skills specific to this industry, and there are a limited number of individuals with the relevant experience and skills. Though we have employment agreements with Mr. Rudis and Mr. Steinbrun, each of these agreements provides for voluntary resignation on the part of the executive prior to the end of the term of the agreement. If we lose any of our key personnel, our business operations could suffer.

THE LOSS OF CERTAIN OF OUR EXECUTIVE OFFICERS WOULD CONSTITUTE A CHANGE IN CONTROL AND, THEREFORE, AN EVENT OF DEFAULT UNDER OUR SECURITIES PURCHASE AND LOAN AGREEMENTS, AND WOULD LIKELY ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     The loss of the services of Mr. Rudis or Mr. Steinbrun and other key personnel would likely adversely affect our business, results of operations and financial condition unless and until we were able to locate suitable replacements. In addition, our securities purchase and loan agreements with LLCP, our senior subordinated creditor, and PSI, our senior secured creditor, provide that a change in control would occur if Mr. Rudis or Mr. Steinbrun ceases to have certain management responsibilities in our business, or if Mr. Rudis does not continue to hold a minimum number of shares of our common stock. The occurrence of a change in control would permit LLCP to accelerate all indebtedness owing under the senior subordinated note we issued to it and would constitute an event of default under the securities purchase agreement. LLCP would then have the right to require us to immediately repay all of our obligations then owing to it. We may not have sufficient funds to repay this indebtedness upon an event of default. Accordingly, the occurrence of a change in control could adversely affect our financial condition, results of operations or cash flows.

ANY FUTURE DEFAULTS UNDER OUR SECURITIES PURCHASE AND LOAN AGREEMENTS COULD RESULT IN INCREASES IN APPLICABLE INTEREST RATES, AN ACCELERATION OF OUR INDEBTEDNESS AND A FORECLOSURE ON OUR ASSETS.

     Substantially all of our assets are pledged as collateral to secure our obligations to PSI and LLCP. We have been successful in obtaining waivers, curing defaults or renegotiating the terms of our securities purchase and loan and security agreements in the past. However, we may become in default or not in compliance with applicable terms in the future. If that occurs and we are unable to cure the defaults or non-compliance, obtain waivers or renegotiate terms, then the interest rates on our indebtedness would increase, our indebtedness could become immediately due and payable, and PSI and LLCP could foreclose on our assets.

A SMALL GROUP OF STOCKHOLDERS BENEFICIALLY OWNS A SIGNIFICANT AMOUNT OF OUR COMMON STOCK AND CONTROLS NOMINATIONS FOR UP TO FOUR SEATS ON OUR BOARD OF DIRECTORS.

         After giving effect to the shares of our common stock issuable upon the exercise of options and warrants and conversion of shares of our Series A Convertible Preferred Stock, our executive officers and directors and stockholders who own greater than 5% of our common stock would own, in the aggregate, approximately 61% of our outstanding common stock. In addition, our amended investor rights agreement with LLCP provides that LLCP has the right to designate for nomination and election up to three members of our board of directors, together with the right to fill the next available vacancy created on the board of directors, which could result in LLCP having up to four representatives on the board at any time. These stockholders, if acting together, could be able to significantly influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

OUR ARTICLES OF INCORPORATION, OUR BYLAWS AND PROVISIONS OF NEVADA LAW COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US, EVEN IF DOING SO COULD BE IN OUR STOCKHOLDERS' BEST INTEREST.

     Provisions of our articles of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so might be in the best interest of our stockholders. It could be difficult for a potential bidder to acquire us because our articles of incorporation and bylaws contain provisions that may discourage takeover attempts. These provisions may limit stockholders' ability to approve a transaction that stockholders may think is in their best interests. These provisions include a requirement that certain procedures must be followed before matters can be proposed for consideration at meetings of our stockholders and also include the ability of our board of directors to fix the rights and preferences of an issue of shares of preferred stock without stockholder action.

     Provisions of Nevada's business combinations statute also restrict certain business combinations with interested stockholders. We have elected not to be governed by these provisions in our amended and restated articles of incorporation. However, this election may not be effective unless we meet certain conditions under the Nevada statute.

     The provisions of our articles of incorporation, bylaws and Nevada law are intended to encourage potential acquirers to negotiate with us and allow the board of directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, those provisions may also discourage acquisition proposals or delay or prevent a change in control.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     INTEREST RATE RISK - OBLIGATIONS. We are subject to interest rate risk on variable interest rate obligations. A hypothetical 10% increase in average market interest rates would increase by approximately $159,000 annual interest expense on our debt outstanding as of September 26, 2004. We are also subject to interest rate risk on our fixed interest rate obligations. Based upon outstanding amounts of fixed rate obligations as of September 26, 2004, a hypothetical 10% decrease in average market interest rates would increase the fair value of outstanding fixed rate debt by approximately $214,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     See Index to Financial Statements included in Part IV, Item 15. The supplementary financial information required by Item 302 of Regulation S-K is contained in Note 13 of the Notes to Financial Statements included in this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     None.

ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 26, 2004, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

     During the quarter ended September 26, 2004, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION
         -----------------

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

     The following table sets forth certain information regarding our directors and executive officers as of December 23, 2004.

                                                                       PRESENT
                                                                    POSITIONS HELD                       DIRECTOR
                  NAME                      AGE                     IN OUR COMPANY                        SINCE
-----------------------------------     ---------  -------------------------------------------------   -----------
James Rudis                                 56     Chairman of the Board, President, Chief                 1995
                                                   Executive Officer and Director

John L. Steinbrun                           41     Senior Vice President, Chief Financial Officer          2003
                                                   and Director

Richard A. Horvath                          58     Senior Vice President and Secretary                      -

William E. Shatley                          58     Director                                                1998

Harold Estes                                64     Director                                                2002

Geoffrey A. Gerard(1)(2)(3)                 59     Director                                                2002

John E. McConnaughy, Jr.(1)(2)(3)           75     Director                                                2002

Alexander Auerbach                          60     Director                                                2004

Louis J. Giraudo(2)                         58     Director                                                2004

Alexander Rodetis, Jr.(1)                   62     Director                                                2004

----------

(1) Member of audit committee.

(2) Member of compensation committee.

(3) Member of nominating and governance committee.

     The following information regarding the principal occupations and other employment of our directors and executive officers during the past five years and their directorships in certain companies is as reported to us by each of them.

     JAMES RUDIS was elected to our board of directors in April 1995 and has served as President since June 1997. He also served as a director of TreeCon Resources from December 1992 to December 2003, and until December 2003 had served as President of TreeCon Resources since July 1997 and Chairman and Chief Executive Officer of TreeCon Resources since February 1998. He served as Executive Vice President of TreeCon Resources from March 1994 until July 1997. Prior to his employment with us and with TreeCon Resources, Mr. Rudis was President of Quorum Corporation, a private consulting firm involved in acquisitions and market development. From 1970 until 1984, he held various executive positions in CIT Financial Corporation, including Vice President and Regional Manager of that company's Commercial Finance Division.

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

     RICHARD A. HORVATH has served as our Senior Vice President and Secretary since November 1997. Mr. Horvath also served as our Chief Financial Officer from November 1997 through March 2003 and as a member of our board of directors from November 1999 to September 2004. Mr. Horvath has been in the food industry for almost 30 years. Prior to his employment at Overhill Farms, Mr. Horvath served as the Chief Financial Officer of Martino's. During the period of 1973 to 1996, he held various positions with the Carnation Company, Star Kist Foods and Mission Foods.

     WILLIAM E. SHATLEY was elected to our board of directors in February 1998. Mr. Shatley served as our Senior Vice President and Treasurer from February 1998 through October 2004. Mr. Shatley served as Senior Vice President of TreeCon Resources from March 1994 until October 2002 and as a director of TreeCon Resources from February 1998 until October 2002. He joined TreeCon Resources in an executive capacity in October 1993, having previously served on an advisory basis since the relocation of its corporate offices to Texas in 1992. Mr. Shatley, a certified public accountant since 1970, previously conducted his own consulting and accounting practice from 1982 to 1993, after having served as Vice President and Chief Financial Officer of a communications security equipment manufacturer from 1977 to 1982 and in an executive capacity with a national accounting firm from 1968 to 1977.

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

     JOHN E. MCCONNAUGHY, JR. was appointed to our board of directors in October 2002. Mr. McConnaughy has served as Chairman and Chief Executive Officer of JEMC Corporation, a personal holding company, since he founded it in 1985. His career includes positions of management with Westinghouse Electric and the Singer Company, as well as service as a director of numerous public and private companies. In addition, he previously served as Chairman and Chief Executive Officer of Peabody International Corp. and Chairman and Chief Executive Officer of GEO International Corp. He retired from Peabody in February 1986 and GEO in October 1992. Mr. McConnaughy currently serves on the boards of four other public companies (Allis-Chalmers Corporation, Consumer Portfolio Services, Levcor International, Inc. and Wave Systems Corp.). He also serves on the Board of Trustees and Executive Committee of the Strang Cancer Prevention Center and as Chairman of the Board for the Harlem School of the Arts. Mr. McConnaughy holds a B.A. in Economics from Denison University and an M.B.A. in Marketing and Finance from the Harvard Graduate School of Business Administration.

     ALEXANDER AUERBACH was appointed to our board of directors in September 2004. Mr. Auerbach is President of Alexander Auerbach & Co., Inc., a public relations and marketing services firm that he founded in 1986. Prior to establishing Alexander Auerbach & Co., Inc., Mr. Auerbach served as Chief Operating Officer of two magazine publishing companies. Earlier in his career, Mr. Auerbach was a senior member of the business and financial news staff of The Los Angeles Times and a financial writer for The Boston Globe. Mr. Auerbach holds a B.A. from Columbia and an M.B.A. from the University of California at Los Angeles.

     LOUIS J. GIRAUDO was appointed to our board of directors in September 2004. Mr. Giraudo is a Co-Founder and Principal of GESD Capital Partners, a private equity firm. Prior to co-founding GESD Capital Partners in January 1999, Mr. Giraudo was Chief Executive Officer of Preferred Capital Markets from January 1999 to December 2002, where he co-directed the development of Preferred Trade, Inc., an online brokerage business. Mr. Giraudo served as Chairman and Chief

Executive Officer of the Pacific Coast Baking Company from 1986 to 1993 and as Chairman of Mother's Cake & Cookie Company from 1990 to 1993. Mr. Giraudo has practiced corporate, business and labor law since 1974 and has been a partner at the law firm of Coblentz, Patch, Duffy & Bass, LLP since 1983. In addition, Mr. Giraudo has held several appointed public service positions throughout his career, including Chairman of the Board of Trustees of the University of San Francisco, President of the San Francisco Police Commission, President of the San Francisco Public Utilities Commission and President of the San Francisco Board of Permit Appeals. Mr. Giraudo currently serves on the boards of directors of Andre-Boudin Bakeries, Inc., Golden County Foods, Inc., SoCal Bakeries, Inc., Pabst Brewing Company and Suburban House Furniture Company. Mr. Giraudo holds a B.A. in Political Science, a J.D. from the University of San Francisco and a Doctorate of Humane Letters in Education (Honoris Causa) from the University of San Francisco. Mr. Giraudo was awarded the title of Papal Knight of the Order of St. Gregory the Great by Pope John Paul II in September 2000.

     ALEXANDER RODETIS, JR. was appointed to our board of directors in September 2004. Mr. Rodetis has been in the financial services community for over thirty years. Mr. Rodetis has been Vice President and Manager of the Inventory Appraisal Division and Marketing and Strategic Planning Coordinator at The Daley-Hodkin Group, a valuations, asset disposition and consulting organization, since March 2004. From September 2003 to March 2004, he served as Vice President and Portfolio Manger of IDB Bank. Mr. Rodetis served as Senior Vice President of General Motors Acceptance Corporation's Commercial Finance Division from April 2002 to August 2003, where he co-founded the Special Assets Group. From October 1998 to April 2002, Mr. Rodetis served as Executive Vice President of The Merchants Bank of New York where he co-founded the asset-based lending corporation for that bank. Prior to that, he served as Vice President of Fremont Financial Corp. and of National Westminster Bancorp and held various positions at other banking institutions, including The Chase Manhattan Bank and Citibank North America, Inc. Mr. Rodetis earned a B.S. in Accounting, a B.A. in Business Administration and an M.B.A. in finance from Fairleigh Dickinson University. He has also completed financial analysis and corporate finance courses at The Harvard School of Business.

TERM OF OFFICE AND FAMILY RELATIONSHIPS

     Our directors are elected at each annual stockholders' meeting or at such other times as reasonably determined by our board of directors. Each of our directors is to hold office until his successor is elected and qualified or until his earlier death, resignation or removal. Each of our executive officers serves at the discretion of our board of directors. There are no family relationships among our executive officers, directors and director nominees.

BOARD OF DIRECTORS AND COMMITTEES

     During the fiscal year ended September 26, 2004, our board of directors held two meetings and took action by unanimous written consent on eleven occasions. During fiscal year 2004, no incumbent director attended fewer than 75% of the aggregate of: (1) the total number of meetings of the board of directors (held during the period for which he has been a director); and (2) the total number of meetings held by all committees of the board on which he served (during the periods that he served), except that Messrs. Auerbach, Giraudo and Rodetis did not attend the one board meeting that followed their appointment to our board of directors.

     Our board of directors has standing audit, compensation and nominating and governance committees. In addition, our bylaws provide that stockholders may also nominate persons for election to our board of directors. Also, as discussed elsewhere herein, LLCP has the right to designate up to four nominees to our board of directors, and Mr. Rudis has agreed to vote his shares of our common stock in favor of the election of LLCP's nominee(s). To date, LLCP has chosen not to designate a nominee for election.

AUDIT COMMITTEE

     Effective as of October 29, 2002, the date of the spin-off, we formed the audit committee to be composed of three non-employee directors. The audit committee initially was composed of Messrs. Gerard and McConnaughy and then-director Mr. Robert W. Schleizer. From April 2003 to September 17, 2004, the audit committee was composed of Messrs. Gerard, McConnaughy and Estes, with Mr. McConnaughy serving as the committee chairman. Five audit committee meetings were held during fiscal year 2004.

     Our board of directors has determined that Mr. McConnaughy is an "audit committee financial expert" and that Messrs. Gerard and McConnaughy are "independent" as defined in Section 121(A) of the listing standards for Amex. Mr. Estes is the president of Texas Timberjack, Inc., a wholly-owned subsidiary of our former parent, TreeCon Resources, and therefore was not considered independent under Section 121(A). However, Mr. Estes was not a current employee or immediate family member of a current employee of our company and our board of directors determined that Mr. Estes' membership on the audit committee was in the best interests of our company and stockholders because of Mr. Estes' background and business experience and his familiarity with our company and because it was desirable to continue to have three, rather than two, members on our audit committee.

     To ensure our compliance with new Amex rules that became applicable to us immediately following our 2004 annual meeting, our board of directors appointed Messrs. McConnaughy, Gerard and Rodetis to our audit committee effective as of September 18, 2004, with Mr. McConnaughy continuing as committee chairman. Our board of directors has determined that Mr. Rodetis is independent under Section 121(A) and qualifies as an "audit committee financial expert."

     The audit committee operates pursuant to a charter approved by our board of directors and audit committee, according to the rules and regulations of the Securities and Exchange Commission ("Commission") and Amex. The committee's principal functions are to monitor our financial reporting process and internal control system, review and appraise the audit efforts of our independent auditors and provide an open avenue of communication among our independent accountants, financial and senior management and our board of directors.

COMPENSATION COMMITTEE

     Effective as of October 29, 2002, we formed the compensation committee to be composed entirely of non-employee directors. The compensation committee initially was composed of Messrs. Gerard and McConnaughy and then-director Mr. Schleizer. From April 2003 to October 28, 2004, the compensation committee was composed of Messrs. Gerard, McConnaughy and Estes, with Mr. McConnaughy serving as the committee chairman.

     New Amex rules require that compensation of our executive officers be determined, or recommended to our board for determination, either by a compensation committee comprised of independent directors or by a majority of the independent directors on our board of directors. Our board of directors has determined that Messrs. Gerard and McConnaughy are independent under Section 121(A) of the Amex listing standards but as described above, that Mr. Estes is not considered independent under Section 121(A). However, Mr. Estes was not a current employee or immediate family member of a current employee of our company and our board of directors determined that Mr. Estes' membership on the compensation committee was in the best interests of our company and stockholders because of Mr. Estes' background and business experience and his familiarity with our company and because it was desirable to have three, rather than two, members on our compensation committee.

     To ensure our compliance with the new Amex rules, our board of directors appointed Messrs. McConnaughy, Gerard and Giraudo to our compensation committee effective immediately following our 2004 annual stockholders' meeting on October 28, 2004, with Mr. McConnaughy continuing as committee chairman. Our board of directors has determined that Mr. Giraudo is independent under Section 121(A).

     The compensation committee's primary functions are to administer our employee stock option plans, approve grants of securities under those plans and approve compensation for our executive officers. The entire board of directors also may perform these functions with respect to our employee stock option plans. The compensation committee operates pursuant to a charter approved by our board of directors and compensation committee. No compensation committee meetings were held during fiscal year 2004.

NOMINATING AND GOVERNANCE COMMITTEE

     New Amex rules require that board of director nominations must be either selected, or recommended for the board's selection, by either a nominating committee comprised solely of independent directors or by a majority of our independent directors. Effective as of September 17, 2004, we formed the nominating and governance committee to be composed entirely of non-employee directors who meet Amex independence standards. The committee currently is comprised of Messrs. Gerard and McConnaughy, with Mr. Gerard serving as committee chairman. The nominating and governance committee assists our board of directors with its nominating function and with reviewing and evaluating our compliance with corporate governance requirements as described in the committee's charter referenced below. The committee utilizes a variety of methods for identifying and evaluating nominees for director, including candidates that may be referred by our stockholders. Stockholders who desire to recommend candidates for the board for evaluation may do so by contacting us in writing, identifying the potential candidate and providing background information. Candidates may also come to the attention of the committee through current board members, professional search firms and other persons. In evaluating potential candidates, the committee will take into account a number of factors, including among others, the following:

     o    independence from management;

     o    whether the candidate has relevant business experience;

     o    judgment, skill, integrity and reputation;

     o    existing commitments to other businesses;

     o    corporate governance background;

     o financial and accounting background, to enable the nominating committee to determine whether the candidate would be suitable for audit committee membership; and

     o    the size and composition of our board.

     The committee operates pursuant to a charter approved by our board of directors and the committee. Because the committee was created recently, each of the nominees elected at our 2004 annual meeting of stockholders was selected by our full board of directors rather than by the committee.

SECURITY HOLDER COMMUNICATIONS WITH OUR BOARD OF DIRECTORS

     Our board of directors has established a process to receive communications from security holders. Security holders and other interested parties may contact any member (or all members) of our board of directors, or the independent directors as a group, any committee of our board of directors or any chair of any such committee, by mail or electronically. To communicate with our board of directors, any individual directors or any group or committee of directors, correspondence should be addressed to our board of directors or any such individual directors or group or committee of directors by either name or title. All such correspondence should be sent "c/o Secretary" at 2727 East Vernon Avenue, Vernon, California 90058. To communicate with any of our directors electronically, security holders should send an e-mail "c/o Secretary," at info@overhillfarms.com.

     All communications received as set forth in the preceding paragraph will be opened by our Secretary for the sole purpose of determining whether the contents represent a message to our directors. Any contents that are not in the nature of advertising, promotions of a product or service, patently offensive material or matters deemed inappropriate for our board of directors will be forwarded promptly to the addressee. In the case of communications to our board of directors or any group or committee of directors, our Secretary will make sufficient copies (or forward such information in the case of e-mail) of the contents to send to each director who is a member of the group or committee to which the envelope or e-mail is addressed.

POLICY WITH REGARD TO BOARD MEMBERS' ATTENDANCE AT ANNUAL MEETINGS

     It is our policy that our directors are invited and encouraged to attend all of our annual meetings. At the time of our 2004 annual meeting of stockholders, we had nine directors, eight of whom were in attendance at our 2004 annual meeting.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act") and the regulations thereunder, require the directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities ("reporting persons") to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities and to furnish us with copies of all reports that they file. John L. Steinbrun, Senior Vice President, Chief Financial Officer and director, filed a late Form 3 reporting the fact that he had become a reporting person when he was appointed Chief Financial Officer. Mr. Steinbrun also filed a late Form 4 to report six transactions that were reportable on two separate Form 4s; director Harold Estes filed two late Form 4s to report twelve transactions that were reportable on seven separate Form 4s; and directors John E. McConnaughy and Geoffrey A. Gerard each filed one late Form 4 to report one transaction. Directors Alexander Auerbach, Louis J. Giraudo, and Alexander Rodetis, Jr. each filed one late Form 3 reporting the fact that they had become reporting persons when they were appointed to our board of directors.

CODES OF CONDUCT AND ETHICS

     Amex rules that were approved by the Commission on December 1, 2003 required, among other things, that we adopt one or more codes of conduct and ethics no later than six months after that date. The codes of conduct and ethics must be applicable to all of our directors, officers and employees, meet the definition of a "code of ethics" as set forth in Item 406(b) of Regulation S-K of the Commission and otherwise comply with Amex rules.

     We have adopted codes of conduct and ethics that meet the Amex and Commission requirements. We will provide a copy of the codes of conduct and ethics to any person without charge, upon written request to Overhill Farms, Inc., Attention: Investor Relations, 2727 East Vernon Avenue, Vernon, California 90058.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

SUMMARY COMPENSATION TABLE

     The following table sets forth for fiscal years 2004, 2003 and 2002 compensation awarded or paid to Mr. James Rudis, our Chairman, Chief Executive Officer and President, and Mr. William E. Shatley, our then Senior Vice President and Treasurer, for services rendered to TreeCon Resources and its subsidiaries (including Overhill Farms, Inc.). Mr. Rudis and Mr. Shatley are the only individuals who served as executive officers of TreeCon Resources during the fiscal years presented below who also served as Overhill Farms, Inc. executive officers. The compensation described in this table for Mr. Rudis and Mr. Shatley was paid by TreeCon Resources and/or Overhill Farms.

     The following table also sets forth for fiscal years 2004, 2003 and 2002 compensation awarded to Mr. John L. Steinbrun, our Senior Vice President and Chief Financial Officer, and Mr. Richard A. Horvath, our Senior Vice President and Secretary, for services rendered to Overhill Farms, Inc. Mr. Rudis, Mr. Shatley, Mr. Steinbrun and Mr. Horvath are also referred to in this section as "named executive officers." Other than as indicated in the table below, none of our executive officers received salary plus bonus in excess of $100,000 for fiscal year 2004.

                                                                                           LONG-TERM
                                                                                         COMPENSATION
                                                      ANNUAL COMPENSATION                   AWARDS
                                                      -------------------                   ------
                                                                             OTHER         SECURITIES
       NAME AND                                                             ANNUAL         UNDERLYING       ALL OTHER
  PRINCIPAL POSITIONS               YEAR         SALARY          BONUS    COMPENSATION      OPTIONS       COMPENSATION
  -------------------               ----         ------          -----    ------------      -------       ------------
                                                                               (1)            (5)
James Rudis,                        2004        $283,449           --            --              --           $10,143 (6)
 Chief Executive Officer            2003        $239,806           --            --           300,000         $ 9,384 (6)
  and President                     2002        $239,530           --            --              --           $ 8,839 (6)

John L. Steinbrun,                  2004        $254,796           --            --              --                --
  Senior Vice President             2003        $115,234 (2)       --            --            50,000              --
  and Chief Financial               2002           --              --            --              --                --
  Officer

Richard A. Horvath,                 2004        $147,192           --            --              --                --
  Senior Vice President,            2003        $147,200 (3)       --            --            20,000              --
  Secretary and Former              2002        $147,200           --            --              --                --
  Chief Financial Officer

William E. Shatley,                 2004        $193,825 (4)      --            --              --                 --
  Former Senior Vice                2003        $177,125 (4)      --            --           150,000               --
  President and Treasurer           2002        $176,700          --            --              --                 --

------------

(1) The named executive officers each received certain perquisites and other personal benefits from Overhill Farms and/or TreeCon Resources during fiscal years 2004, 2003 and 2002. These perquisites and other personal benefits, however, did not equal or exceed 10% of the named executive officers' salary and bonus during fiscal years 2004, 2003 or 2002.

(2)    Mr. Steinbrun's employment with our company commenced April 1, 2003.

(3)    Mr. Horvath served as our Chief Financial Officer until March 31, 2003.

(4) Includes salary for which payment has been deferred as discussed below. Mr. Shatley served as our Senior Vice President and Treasurer until October 31, 2004.

(5)    Stock options granted during fiscal year 2003.

(6) Represents premium paid for term life insurance for the benefit of Mr. Rudis' spouse.

OPTION GRANTS IN LAST FISCAL YEAR

     None.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table provides information regarding the number of shares of common stock underlying options held by the named executive officers at September 26, 2004. An option is in-the-money if the fair market value for the underlying securities exceeds the exercise price of the option. No options were exercised by the named executive officers during fiscal year 2004, and only Mr.
Steinbrun's options were in-the-money at September 26, 2004.

                                                              NUMBER OF
                                                        SECURITIES UNDERLYING              VALUE OF UNEXERCISED
                                                        UNEXERCISED OPTIONS AT             IN-THE-MONEY OPTIONS AT
                          SHARES                         SEPTEMBER 26, 2004               SEPTEMBER 26, 2004 (1)
                         ACQUIRED       VALUE       -----------------------------      ----------------------------
NAME                    ON EXERCISE   REALIZED      EXERCISABLE     UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
----                    -----------   --------      -----------     -------------      ------------   --------------
James Rudis..........        --            --          300,000             --                --                 --
John L. Steinbrun....        --            --           50,000             --            $ 27,000               --
Richard A. Horvath...        --            --           20,000             --                --                 --
William E. Shatley...        --            --          150,000             --                --                 --

------------

(1) Based on the last reported sale price of our common stock of $1.24 on September 24, 2004 (the last trading day during fiscal year 2004) as reported by the American Stock Exchange, minus the exercise price of the options.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     We are a party to employment agreements with James Rudis, our Chief Executive Officer and President and John L. Steinbrun, our Senior Vice President and Chief Financial Officer. We do not maintain employment agreements with any of our other personnel.

     JAMES RUDIS EMPLOYMENT AGREEMENT

     Mr. Rudis' employment agreement, as amended, runs through October 31, 2006 and extends from year to year thereafter unless terminated by us upon giving minimum notice of at least ninety days prior to the expiration of the initial term or the anniversary or renewal date of the beginning of the next annual extension period. The agreement, as amended, provides that Mr. Rudis' base salary is $275,000 per year, and we will review his compensation annually and may increase it in a percentage not less than that of the annual increase in the cost of living. The employment agreement contains a covenant by Mr. Rudis not to compete with us during the term of his employment and for a period of one year thereafter. We have agreed to provide at our expense a $1 million life insurance policy on Mr. Rudis' life, payable to a beneficiary of his choice, and to pay to him up to $800 per month for an automobile lease and to reimburse him for all operating expenses relating to the leased automobile.

     The employment agreement also provides that if Mr. Rudis is terminated by reason of his death or disability, he or his estate is entitled to receive:

     o his base salary, bonuses earned and reimbursement for business expenses, all through date of termination;

     o all rights to which he or his estate is entitled under our life insurance policy; and

     o    all amounts to which he is entitled under any profit sharing plan.

     If Mr. Rudis voluntarily resigns prior to the end of the term, he will not be entitled to receive any bonus payments.

     If Mr. Rudis is terminated for cause, he will not be entitled to receive any reimbursement of business expenses. If he is terminated other than for cause, he will also be entitled to receive his salary for the remainder of the term of the agreement, monthly payments for one year equal to the monthly premium required to maintain his life and health insurance benefits pursuant to COBRA under our group insurance plan, to have all indebtedness by him to us forgiven and to use the car provided to him in his employment agreement for one year following the date of termination.

     JOHN L. STEINBRUN EMPLOYMENT AGREEMENT

     Mr. Steinbrun's employment agreement, as amended, runs through April 30, 2005, and provides Mr. Steinbrun with a base salary of $250,000 and a discretionary bonus based on performance, as determined by our board of directors. Mr. Steinbrun was granted an immediately vested and exercisable five-year option to purchase up to 50,000 shares of common stock at an exercise price of $0.70 per share under our 2002 Employee Stock Option Plan. We may elect to terminate Mr. Steinbrun's employment without cause prior to the expiration of the term through prior written notice, provided that we pay to Mr. Steinbrun upon termination the entire balance of the salary that he otherwise would have earned during the remainder of the term.

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

     WILLIAM E. SHATLEY EMPLOYMENT AGREEMENT

     Mr. Shatley's employment agreement, which included a covenant not to compete with us during the term of his employment and for a period of one year thereafter, expired on October 31, 2004. Effective as of May 1, 2003, we restructured the payment of Mr. Shatley's salary. Pursuant to the terms of his employment agreement, he was then entitled to a monthly salary of $15,000. We agreed with Mr. Shatley that his salary will be paid at the monthly rate of $7,500 through the term of his employment agreement, and the remaining balance of the $15,000 monthly salary will be paid in four quarterly installments, the first of which will be payable upon the expiration of the employment agreement. We agreed with Mr. Shatley, as of October 31, 2004, not to renew his employment agreement, with the deferred amounts, together with all other unpaid obligations to him, to be payable over a seventeen-month period, commencing October 31, 2004.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Effective as of October 29, 2002, we established a compensation committee that was composed of Messrs. Gerard and McConnaughy and then-director Mr. Schleizer, who resigned in March 2003. From April 2003 to October 28, 2004, our compensation committee was composed of Messrs. Gerard, McConnaughy and Estes. Effective immediately following our 2004 annual stockholders' meeting on October 28, 2004, our compensation committee has been composed of Messrs. Gerard, McConnaughy and Giraudo.

     No director who was a member of the compensation committee during fiscal year 2004 was an officer or employee of our company during fiscal year 2004, was formerly an officer of our company or our former subsidiary, or had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K under the Securities Act of 1933 ("Securities Act"), except that Mr. Estes is the president of Texas Timberjack, Inc., a wholly-owned subsidiary of TreeCon Resources, our former parent. None of our executive officers serves as a member of a compensation committee of another corporation (or other board committee of such company performing similar functions or, in the absence of any such committee, the entire board of directors of such corporation), one of whose executive officers serves on our compensation committee. None of our executive officers serves as a director of another corporation, one of whose executive officers served on our compensation committee. None of our executive officers serves as a member of a compensation committee of another corporation (or other board committee of such corporation performing similar functions or, in the absence of any such committee, the entire board of directors), one of whose executive officers serves as one of our directors.

DIRECTOR COMPENSATION

     Directors who are also employees of the company receive no additional compensation for services as directors. Non-employee directors are entitled to $2,500 per month in consideration for their service on our board of directors. We may also periodically award options to our directors under our existing stock option plan or otherwise. To date we have granted options to purchase an aggregate of 672,000 shares of our common stock to our directors and to executive officers that also serve or served as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         ------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

     As of December 23, 2004, a total of 14,805,556 shares of our common stock and 23.57 shares of our Series A Convertible Preferred Stock (then convertible into 283,076 shares of our common stock) were outstanding. The following table sets forth certain information as of that date regarding the beneficial ownership of our voting stock by:

     o   each of our directors;

     o   each of our named executive officers;

     o   all of our directors and executive officers as a group; and

     o each person known by us to beneficially own more than 5% of the outstanding shares of any class of our voting stock as of the date of the table.

     Beneficial ownership is determined in accordance with Rule 13d-3 promulgated by the Commission and generally includes voting or investment power with respect to securities. Except as indicated below, we believe each holder possesses sole voting and investment power with respect to all of the shares of voting stock owned by that holder, subject to community property laws where applicable. In computing the number of shares beneficially owned by a holder and the percentage ownership of that holder, shares of common stock subject to options or warrants or underlying convertible notes or convertible preferred stock held by that holder that are currently exercisable or convertible or are exercisable or convertible within 60 days after the date of the table are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person or group.

     The inclusion of shares in this table as beneficially owned is not an admission of beneficial ownership. Except as indicated below, the address for each named beneficial owner is the same as ours.

                                                              BENEFICIAL OWNERSHIP OF VOTING STOCK
                                                     ----------------------------------------------------------
                                                                                 NUMBER           PERCENTAGE
             NAME OF BENEFICIAL OWNER                   TITLE OF CLASS          OF SHARES          OF CLASS
---------------------------------------------------- ---------------------   ----------------   ---------------
 Levine Leichtman Capital Partners II, L.P..........      Common                5,688,022(1)          37.7%
                                                     Series A Convertible
                                                          Preferred                 23.57            100.0%
 Harold Estes.......................................      Common                2,158,650(2)          14.5%
 James Rudis........................................      Common                  578,950(3)           3.8%
 John L. Steinbrun..................................      Common                  419,900(4)           2.8%
 William E. Shatley.................................      Common                  352,350(5)           2.4%
 John E. McConnaughy, Jr............................      Common                  312,200(6)           2.1%
 Geoffrey A. Gerard.................................      Common                   52,000(7)           *
 Richard A. Horvath.................................      Common                   25,750(8)           *
 Alexander Auerbach.................................      Common                       --             --
 Louis J. Giraudo...................................      Common                       --             --
 Alexander Rodetis, Jr..............................      Common                       --             --
 All directors and executive officers as a group
    (10 persons)....................................      Common                3,899,800(9)          25.2%

--------------

*    Less than 1.0%.

(1) Includes 200 shares of common stock underlying two warrants and 283,076 shares of common stock underlying 23.57 shares of Series A Convertible Preferred Stock held by Levine Leichtman Capital Partners II, L.P. ("LLCP"). LLCP California Equity Partners II, L.P., a California limited partnership ("LLCP California"), is the sole general partner of LLCP. Levine Leichtman Capital Partners, Inc., a California corporation ("LLCP Inc."), is the sole general partner of LLCP California. Arthur E. Levine is a director, the president and a shareholder of LLCP Inc. Lauren B. Leichtman is a director, the chief executive officer and a shareholder of LLCP Inc. The address of each of LLCP, LLCP California, LLCP Inc., Mr. Levine and Ms. Leichtman is c/o Levine Leichtman Capital Partners II, L.P., 335 North Maple Drive, Suite 240, Beverly Hills, California 90210.

(2) Mr. Estes' address is 6004 South US Highway 59, Lufkin, Texas 75901. Includes 50,000 shares of common stock underlying options.

(3)  Includes 300,000 shares of common stock underlying options.

(4)  Includes 50,000 shares of common stock underlying options.

(5) Includes 150,000 shares of common stock underlying options and 79,100 shares of common stock that Mr. Shatley may be deemed to beneficially own as a general partner in a family limited partnership.

(6)  Includes 50,000 shares of common stock underlying options.

(7)  Represents shares of common stock underlying options.

(8)  Includes 20,000 shares of common stock underlying options.

(9) Includes 672,000 shares of common stock underlying options and 79,100 shares of common stock that Mr. Shatley may be deemed to beneficially own as a general partner in a family limited partnership.


EQUITY COMPENSATION PLAN INFORMATION

     The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of September 26, 2004.

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

----------

(1) Represents shares of common stock underlying options granted under our 2002 Employee Stock Option Plan.

(2) Represents shares of common stock authorized for issuance under our 2002 Employee Stock Option Plan, which plan was adopted by our board of directors and then majority stockholder on September 25, 2002, to be effective as of October 29, 2002; the plan was further approved by our stockholders at our 2003 annual meeting. Our 2002 Employee Stock Option Plan provides that if, at any time while that plan is in effect or unexercised options granted under that plan are outstanding, there is an increase or decrease in the number of issued and outstanding shares of common stock of our company through the declaration of a stock dividend or through a recapitalization that results in a stock split, combination or exchange of shares, then appropriate adjustment shall be made in the maximum number of shares authorized for issuance under that plan so that the same proportion of our issued and outstanding shares of common stock will continue to be subject to being optioned under that plan and appropriate adjustment will be made in the number of shares and the exercise price per share then subject to outstanding options so that the same proportion of our issued and outstanding shares will remain subject to purchase at the same aggregate exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     In connection with the October 2002 spin-off, TreeCon Resources transferred to us two promissory notes in the principal amounts of $207,375 and $184,875, made by Mr. Rudis and Mr. Shatley, respectively. These notes became due and payable on September 24, 2003 and are collateralized solely by the common stock of TreeCon Resources. Based on our assessment of the collectibility of these notes, including the value of the subject collateral, we assigned no value to the notes upon their receipt, and the notes continued to have no recorded value at September 26, 2004.

     As of September 26, 2004, our indebtedness to significant lenders consisted primarily of a secured senior subordinated note payable to LLCP in the principal amount of $28.9 million and two notes payable to PSI, consisting of senior Term A Loan in the principal amount of $17.8 million and senior Term B Loan in the principal amount of $4.3 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Part II, Item 7 of this report for more information regarding the refinancing arrangements we entered into in October 2003 and September 2004 with each of LLCP and PSI.

     In conjunction with the October 31, 2003 refinancing, we, James Rudis and LLCP amended an investor rights agreement among us pursuant to which we granted to LLCP the right to designate for nomination and election up to three members of our board of directors, together with the right to fill the next available vacancy created on the board of directors after October 31, 2003, which could result in LLCP having up to four LLCP representatives on the board at any time. Mr. Rudis is obligated to vote his shares of our common stock in favor of LLCP's nominees. In addition, among other things, the parties extended to January 2006 the time period during which annual consulting fees of $180,000 will be payable to LLCP. Also, LLCP obtained co-sale rights with respect to shares of our common stock owned by Mr. Rudis and has a right of first refusal to purchase its pro rata share of certain issuances of our capital stock. The investor rights agreement contains certain restrictions regarding our ability to grant options to our directors, executive officers, consultants and key employees and to amend any existing stock option plans or adopt or approve any new stock option or stock purchase plans. LLCP has the right to pursue remedies against us and/or Mr. Rudis and we will have the right to terminate Mr. Rudis for "cause", if there is a breach of Mr. Rudis' liabilities and obligations under the agreement. Mr. Rudis was obligated to resign, and did timely resign, from all of his positions at TreeCon Resources, Inc., our former parent, no later than December 31, 2003.

     On October 31, 2003, we and LLCP also terminated our equity repurchase option that provided that, among other things, we had the right, under certain conditions, to repurchase from LLCP, in whole but not in part, all shares of our common stock owned by LLCP or issuable to LLCP upon the exercise of warrants or conversion of preferred stock. In addition, we entered into amended employment arrangements with Mr. Rudis and Mr. Steinbrun pursuant to which salaries were adjusted and the terms of the agreements extended. Also, LLCP and PSI amended their intercreditor and subordination agreement with respect to the indebtedness, liabilities and obligations owed by us to each.

     In connection with our financing arrangements with LLCP, we entered into an amended and restated registration rights agreement with it, as the holder of the warrant we issued to it, whereby we agreed to register under the Securities Act of 1933 shares of our common stock it holds or acquires, which includes shares of our common stock it acquires upon exercise of its warrants to purchase our common stock, conversion of its shares of our Series A Convertible Preferred Stock and any other acquisition of our common stock. In addition, we agreed under certain circumstances, upon the request of the holder, to include its shares of our common stock in a securities registration that we undertake on our behalf or on behalf of others.

     Effective December 15, 2003, we engaged Steinbrun, Hughes and Assoc. ("SHA"), a business and financial consulting firm, to search for candidates to place in either vacant or newly created positions within our company and to provide consultants to temporarily fill vacant positions. Mr. Steinbrun, who is one of our directors and executive officers, is a stockholder, director and officer of SHA. We paid SHA $89,265 for services rendered under this agreement through September 26, 2004. These fees totaled more than 5% of SHA's gross revenues for its fiscal year ended December 31, 2003.

     In February 2004, we engaged Alexander Auerbach & Co., Inc. ("AAPR") to provide us with public relations and marketing services. AAPR provides public relations, media relations and communications marketing services to support our sales activities. Alexander Auerbach, who is a director of our company, is a stockholder, director and officer of AAPR. We paid to AAPR $30,148 for services rendered under this engagement through September 26, 2004. These fees totaled more than 5% of AAPR's gross revenues for its fiscal year ended January 31, 2004.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

AUDIT AND NON-AUDIT FEES

     The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements for fiscal years 2004 and 2003 and fees billed for other services rendered by Ernst & Young
LLP:

                                                  2004                2003
                                             ---------------     ---------------
        Audit Fees.....................          $307,000            $312,500
        Audit-Related Fees.............                 -              18,000
        Tax Fees.......................            56,500              26,620
        All Other Fees.................                 -                   -

     Fees for audit services include fees associated with the annual audit and the reviews of our quarterly reports on Form 10-Q. Audit-related fees principally included payments for our registration statement on Form 10. Tax fees included tax compliance, tax advice and tax planning services.

     Our audit committee's policy is to pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditors, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the audit committee prior to the completion of the audit.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

(a)  FINANCIAL STATEMENTS AND SCHEDULES
     ----------------------------------

     1.  The following financial statements are filed as part of this report:

         Report of Independent Registered Public Accounting Firm

         Balance Sheets -- September 26, 2004 and September 28, 2003

         Statements of Operations -- Years Ended September 26, 2004, September 28, 2003 and September 29, 2002

         Statements of Shareholders' Equity -- Years Ended September 26, 2004, September 28, 2003 and September 29, 2002

         Statements of Cash Flows -- Years Ended September 26, 2004, September 28, 2003 and September 29, 2002

         Notes to Financial Statements

     2.  The following schedule is included herein:

         Schedule II - Valuation and Qualifying Accounts and Reserves

         Schedules for which provision is made in the applicable rules and regulations of the Securities and Exchange Commission and are not required under the related instructions or are inapplicable have been omitted.

(b)  ELIMINATED
     ----------

(c)  EXHIBITS
     --------

EXHIBIT
NUMBER                                EXHIBIT TITLE
------                                -------------

3.1 (1) Form of Amended and Restated Articles of Incorporation of Overhill Farms, Inc. (Exhibit 3.1)

3.2 (1)      Form of Amended and Restated Bylaws of Overhill Farms, Inc.
             (Exhibit 3.2)

3.3 (4) Action with Respect to Bylaws of Overhill Farms, Inc., certified by the Secretary of Overhill Farms, Inc. as of June 13, 2003
             (Exhibit 3.1)

3.4 (10) Certificate of Amendment to Articles of Incorporation of Overhill Farms, Inc. filed August 12, 2003 with the Nevada Secretary of State (Exhibit 3.4)

4.1 (1) Form of the specimen common stock certificate of Overhill Farms, Inc. (Exhibit 4.1)

10.1 (1) #   2002 Employee Stock Option Plan for Overhill Farms, Inc.
             (Exhibit 10.1)

10.2 (10)    Letter agreement dated June 24, 2002 between U.S. Growers Cold
             Storage, Inc. and Overhill Farms, Inc. and Lease dated December 2,
             1983 between Eastcase Company and Overhill Foods Corp. regarding premises located at 3055 E. 44th Street, Vernon, California
             (Exhibit 10.2)

EXHIBIT
NUMBER                                EXHIBIT TITLE
------                                -------------

10.3 (10)    Master Lease Agreement dated as of August 1, 2002 between General
             Electric Capital Corporation and Overhill Farms, Inc. and related documentation regarding freezers and various other equipment
             (Exhibit 10.35)

10.4 (10)    Industrial Real Estate Lease (Single-Tenant Facility) dated April
             22, 1994 between Vernon Associates and Ernest Paper Products, Inc.
             and related addendum regarding premises located at 2727 E. Vernon
             Avenue, Vernon, California (Exhibit 10.86)

10.5 (10)    Sublease dated as of January 1, 2002 by and between Ernest Paper
             Products, Inc. and Overhill Farms, Inc. and related documents regarding premises located at 2727 E. Vernon Avenue, Vernon,
             California (Exhibit 10.87)

10.6 (10)    Standard Industrial/Commercial Single-Tenant Lease - Net dated
             January 1, 2002 by and between Vernon Associates, LLC and Overhill
             Farms, Inc. regarding premises located at 2727 E. Vernon Avenue,
             Vernon, California (Exhibit 10.88)

10.7 (10)    Addendum to Standard Industrial/Commercial Single-Tenant Lease -
             Net regarding premises located at 2727 E. Vernon Avenue, Vernon,
             California (Exhibit 10.89)

10.8 (2) Master Co-Pack Agreement, entered into as of August 7, 2000, by and between Schwan's Sales Enterprises, Inc. and Overhill Farms, Inc. (Exhibit 10.49)

10.9 (2) #   Employment Agreement, entered into as of November 1, 1999 between
             Polyphase Corporation and Overhill Farms, Inc., jointly and severally, and James Rudis (Exhibit 10.36)

10.10 (9) #  Amendment to Employment Agreement dated October 30, 2003 between
             Overhill Farms, Inc. and James Rudis (Exhibit 10.1)

10.11 (2) #  Employment Agreement, entered into as of November 1, 1999 between
             Polyphase Corporation and Overhill Farms, Inc., jointly and severally, and William E. Shatley (Exhibit 10.37)

10.12 (4) #  Letter agreement dated April 15, 2003 between Overhill Farms, Inc.
             and William Shatley regarding restructuring of salary payments (Exhibit 10.1)

10.13 (4) #  Letter agreement dated April 3, 2003 between Overhill Farms, Inc.
             and John Steinbrun confirming the terms of employment
             (Exhibit 10.3)

10.14 (9) #  Letter agreement dated October 30, 2003 confirming amendment to terms of April 3, 2003 employment agreement between Overhill Farms, Inc. and John Steinbrun (Exhibit 10.2)

10.15 (4)    Consulting Agreement dated effective February 10, 2003 between
             Steinbrun, Hughes and Associates dba The Steinbrun Group and
             Overhill Farms, Inc. (Exhibit 10.4)

10.16 (12)   Executive search services agreement dated effective December 15,
             2003 between Steinbrun Hughes and Assoc. and Overhill Farms, Inc.
             (Exhibit 10)

10.17 (4) #  Letter agreement dated April 15, 2003 between Overhill Farms, Inc.
             and Andrew Horvath regarding restructuring of salary payments (Exhibit 10.2)

10.18 (14)   Consulting agreement dated February 18, 2004 between Overhill
             Farms, Inc. and Alexander Auerbach & Co., Inc. (Exhibit 10.1)

10.19 (4)    Promissory Note dated September 25, 2001 in the principal amount of
             $207,375 made by James Rudis in favor of Overhill Corporation
             (Exhibit 10.27)

EXHIBIT
NUMBER                                EXHIBIT TITLE
------                                -------------

10.20 (4)    Promissory Note dated September 25, 2001 in the principal amount of
             $184,875 made by William Shatley in favor of Overhill Corporation
             (Exhibit 10.28)

10.21 (4)    Security Agreement dated September 25, 2001 between James Rudis and
             Overhill Corporation (Exhibit 10.29)

10.22 (4)    Security Agreement dated September 25, 2001 between William Shatley and Overhill Corporation (Exhibit 10.30)

10.23 (1)    Form of Amended and Restated Investor Rights Agreement by and among
             Overhill Farms, Inc., James Rudis, William E. Shatley and Levine
             Leichtman Capital Partners II, L.P. (Exhibit 10.28)

10.24 (3)    Amendment to Investor Rights Agreement, dated as of April 16, 2003, by and among Overhill Farms, Inc., James Rudis, William E. Shatley and Levine Leichtman Capital Partners II, L.P. (Exhibit 10.6)

10.25 (9)    Second Amendment to Amended and Restated Investor Rights Agreement
             dated October 31, 2003 between Overhill Farms, Inc., James Rudis and Levine Leichtman Capital Partners II, L.P. (Exhibit 10.6)

10.26 (1)    Form of Amended and Restated Registration Rights Agreement by and
             between Overhill Farms, Inc. and Levine Leichtman Capital Partners
             II, L.P. (Exhibit 10.30)

10.27 (1)    Form of Amended and Restated Security Agreement, by Overhill Farms,
             Inc. and Overhill L.C. Ventures, Inc. in favor of Levine Leichtman
             Capital Partners II, L.P. (Exhibit 10.31)

10.28 (4)    Amendment to Amended and Restated Security Agreement dated as of
             April 4, 2003 by Overhill Farms, Inc. and Overhill L.C. Ventures,
             Inc. in favor of Levine Leichtman Capital Partners II, L.P.
             (Exhibit 10.8)

10.29 (3)    Second Amendment to Amended and Restated Security Agreement, dated as of April 16, 2003, by Overhill Farm, Inc. and Overhill L.C.
             Ventures, Inc. in favor of Levine Leichtman Capital Partners II,
             L.P. (Exhibit 10.7)

10.30 (9)    Third Amendment to Amended and Restated Security Agreement dated
             October 31, 2003 among Overhill Farms, Inc., any future subsidiaries of Overhill Farms, Inc. from time to time parties thereto, and Levine Leichtman Capital Partners II, L.P.
             (Exhibit 10.5)

10.31 (1)    Form of Amended and Restated Patent, Trademark and Copyright
             Security Agreement by Overhill Farms, Inc. and Overhill L.C.
             Ventures, Inc. in favor of Levine Leichtman Capital Partners II,
             L.P. (Exhibit 10.32)

10.32 (4)    Assignment of Patent, Trademark and Copyright Security Agreement
             dated as of April 16, 2003 among Union Bank of California, N.A.,
             Pleasant Street Investors, LLC, Overhill Farms, Inc. and Overhill
             L.C. Ventures, Inc. (Exhibit 10.24).

10.33 (7)    Pledge Agreement dated as of November 24, 1999 by Overhill Farms,
             Inc., Polyphase Corporation and Overhill L.C. Ventures, Inc. in favor of Union Bank of California, N.A. (Exhibit 10.4)

10.34 (1)    Form of Amended and Restated Stock Pledge and Control Agreement, by
             Overhill Farms, Inc. in favor of Levine Leichtman Capital Partners
             II, L.P. (Exhibit 10.33)

10.35 (1)    Equity Repurchase Option Agreement, dated as of September 11, 2002, between Overhill Farms, Inc. and Levine Leichtman Capital Partners
             II, L.P. (Exhibit 10.34)

10.36 (3)    Amendment to Equity Repurchase Option Agreement, dated as of April
             16, 2003, by and between Overhill Farms, Inc. and Levine Leichtman
             Capital Partners II, L.P. (Exhibit 10.8)

10.37 (9)    Termination Agreement Re: Equity Repurchase Option Agreement dated
             October 31, 2003 between Overhill Farms, Inc. and Levine Leichtman
             Capital Partners II, L.P. (Exhibit 10.7)

EXHIBIT
NUMBER                                EXHIBIT TITLE
------                                -------------

10.38 (3)    Second Amended and Restated Loan and Security Agreement, dated as of April 16, 2003, among Overhill Farms, Inc., Overhill L.C.
             Ventures, Inc. and Pleasant Street Investors, LLC (Exhibit 10.1)

10.39 (4)    First Amendment to Second Amended and Restated Loan and Security
             Agreement dated as of May 16, 2003, among Overhill Farms, Inc.,
             Overhill L.C. Ventures, Inc. and Levine Leichtman Capital Partners
             II, L.P. (Exhibit 10.16)

10.40 (4)    Second Amendment to Second Amended and Restated Loan and Security
             Agreement dated as of June 19, 2003, among Overhill Farms, Inc.,
             Overhill L.C. Ventures, Inc. and Levine Leichtman Capital Partners
             II, L.P. (Exhibit 10.18)

10.41 (9)    Third Amendment to Second Amended and Restated Loan and Security
             Agreement dated October 31, 2003 between Overhill Farms, Inc. and
             Pleasant Street Investors, LLC (Exhibit 10.8)

10.42 (11)   Conditional Waiver Letter dated December 12, 2003 between Pleasant
             Street Investors, LLC and Overhill Farms, Inc. relating to Second
             Amended and Restated Loan and Security Agreement dated as of April
             16, 2003, as amended (Exhibit 10.12)

10.43 (13)   Fourth Amendment to Second Amended and Restated Loan and Security
             Agreement, dated October 6, 2004, to be effective as of September
             26, 2004, by and among Overhill Farms, Inc. and Pleasant Street
             Investors, LLC (Exhibit 10.1)

10.44 (9)    Second Amended and Restated Secured Senior Term A Note in the
             principal amount of $17,800,000 made by Overhill Farms, Inc. in favor of Pleasant Street Investors, LLC on October 31, 2003
             (Exhibit 10.9)

10.45 (3)    Secured Senior Term B Note, dated as of April 16, 2003 in the stated principal amount of $5,000,000, made by Overhill Farms, Inc.
             and payable to the order of Pleasant Street Investors, LLC
             (Exhibit 10.3)

10.46 (3)    Second Amended and Restated Securities Purchase Agreement, dated as of April 16, 2003, by and among Overhill Farms, Inc., the entities identified therein as Guarantors and Levine Leichtman Capital
             Partners, II, L.P. (Exhibit 10.4)

10.47 (4)    First Amendment to Second Amended and Restated Securities Purchase
             Agreement dated as of May 16, 2003, among Overhill Farms, Inc., the entities from time to time parties thereto as Guarantors and Levine
             Leichtman Capital Partners II, L.P. (Exhibit 10.15)

10.48 (4)    Second Amendment to Second Amended and Restated Securities Purchase
             Agreement dated as of June 19, 2003, among Overhill Farms, Inc., the entities from time to time parties thereto as Guarantors and Levine Leichtman Capital Partners II, L.P. (Exhibit 10.17)

10.49 (9)    Third Amendment to Second Amended and Restated Securities Purchase
             Agreement dated October 31, 2003 among Overhill Farms, Inc., the entities from time to time parties thereto as Guarantors, and Levine Leichtman Capital Partners II, L.P. (Exhibit 10.3)

10.50 (4)    Conditional Waiver Letter dated July 18, 2003 between Levine
             Leichtman Capital Partners II, L.P. and Overhill Farms, Inc.
             relating to Second Amended and Restated Securities Purchase
             Agreement dated as of April 16, 2003, as amended (Exhibit 10.23)

10.60 (11)   Conditional Waiver Letter dated December 12, 2003 between Levine
             Leichtman Capital Partners II, L.P. and Overhill Farms, Inc.
             relating to Second Amended and Restated Securities Purchase
             Agreement dated as of April 16, 2003, as amended (Exhibit 10.11)

EXHIBIT
NUMBER                                EXHIBIT TITLE
------                                -------------

10.61 (13)   Fourth Amendment to Second Amended and Restated Securities Purchase
             Agreement, dated October 6, 2004, to be effective as of September
             26, 2004, by and among Overhill Farms, Inc. and Levine Leichtman
             Capital Partners II, L.P. (Exhibit 10.2)

10.62 (5)    Secured Senior Subordinated Bridge Note dated April 4, 2003 in the principal amount of $3,000,000 made by Overhill Farms, Inc. in favor of Levine Leichtman Capital Partners II, L.P. (Exhibit 99.12)

10.63 (3)    Agreement Regarding Repayment of Bridge Note, dated as of April 16,
             2003, by and among Overhill Farms, Inc., Overhill L.C. Ventures,
             Levine Leichtman Capital Partners II, L.P. and Pleasant Street
             Investors, LLC (Exhibit 10.5)

10.64 (4)    Limited Release and Indemnity Agreement dated as of April 16, 2003, among Union Bank of California, N.A., Levine Leichtman Capital
             Partners II, L.P. and Overhill Farms, Inc. (Exhibit 10.5)

10.65 (7)    Continuing Guarantee dated as of November 24, 1999 by Overhill L.C.
             Ventures, Inc. and Polyphase Corporation in favor of Union Bank of
             California, N.A. (Exhibit 10.3)

10.67 (4)    Amendment to Continuing Guaranty dated as of April 16, 2003 between
             Overhill L.C. Ventures, Inc. and Pleasant Street Investors, LLC
             (Exhibit 10.13)

10.68 (4)    Acknowledgment and Reaffirmation of Loan Documents dated as of
             April 16, 2003 made by Overhill Farms, Inc. in favor of Pleasant
             Street Investors, LLC (Exhibit 10.14)

10.69 (4)    Termination Agreement regarding Alternative Dispute Resolution
             Agreements dated as of April 16, 2003 between Overhill Farms, Inc.,
             Overhill L.C. Ventures, Inc. and Union Bank of California, N.A.
             (Exhibit 10.25)

10.70 (6)    Second Amended and Restated Intercreditor and Subordination
             Agreement dated as of April 16, 2003 between Pleasant Street
             Investors, LLC and Levine Leichtman Capital Partners II, L.P.
             (Exhibit 99.20)

10.71 (9)    First Amendment to and Consent Under Second Amended and Restated
             Intercreditor and Subordination Agreement dated October 31, 2003 between Levine Leichtman Capital Partners II, L.P. and Pleasant
             Street Investors, LLC (Exhibit 10.10)

10.72 (13)   Consent Under Second Amended and Restated Intercreditor and
             Subordination Agreement, dated October 6, 2004, to be effective as of September 26, 2004, by and between Pleasant Street Investors,
             LLC and Levine Leichtman Capital Partners II, L.P. (Exhibit 10.4)

10.73 (8)    Amended and Restated Warrant (No. LL-4) to purchase 100 shares of common stock of Overhill Farms, Inc., originally issued September
             11, 2002, restated upon partial exercise as of December 13, 2002, issued by Overhill Farms, Inc. in favor of Levine Leichtman Capital
             Partners II, L.P. (Exhibit 99.10)

10.74 (8)    Amended and Restated Warrant (No. LL-3) to purchase 100 shares of common stock of Overhill Farms, Inc., originally issued November
             24, 1999, amended and restated as of October 29, 2002, restated upon partial exercise as of December 13, 2002, issued by Overhill
             Farms, Inc. in favor of Levine Leichtman Capital Partners II, L.P.
             (Exhibit 99.9)

10.75 (5)    Amendment to Amended and Restated Secured Senior Subordinated Note
             due 2004 dated as of April 4, 2003 between Overhill Farms, Inc. and
             Levine Leichtman Capital Partners II, L.P. (Exhibit 99.13)

10.76 (9)    Second Amended and Restated Secured Senior Subordinated Note due
             2006 in the principal amount of $28,858,000 made by Overhill Farms, Inc. in favor of Levine Leichtman Capital Partners II, L.P. on
             October 31, 2003 (Exhibit 10.4)

EXHIBIT
NUMBER                                EXHIBIT TITLE
------                                -------------

10.77 (13)   Amendment to Second Amended and Restated Secured Senior
             Subordinated Note due 2006, dated October 6, 2004, to be effective as of September 26, 2004, by and between Overhill Farms, Inc. and Levine Leichtman Capital Partners II, L.P. (Exhibit 10.3)

31** Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32** Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002

-----------------

(1) Incorporated by reference to the exhibit shown in parentheses included in the Overhill Farms, Inc.'s Registration Statement on Form 10 (File No. 1-16699)

(2) Incorporated by reference to the exhibit shown in parentheses included in Overhill Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, filed by Overhill Corporation (subsequently known as TreeCon Resources, Inc.) with the Securities and Exchange Commission (File No. 1-9083)

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

(9) Incorporated by reference to the exhibit shown in parentheses included in the Overhill Farms, Inc.'s Current Report on Form 8-K for October 31, 2003 relating to the refinancing of its senior term loans and senior subordinated debt

(10) Incorporated by reference to the exhibit shown in parentheses included in the Overhill Farm, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 28, 2003

(11) Incorporated by reference to the exhibit shown in parentheses included in the Overhill Farms, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003

(12) Incorporated by reference to the exhibit shown in parentheses included in the Overhill Farms, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004

(13) Incorporated by reference to the exhibit shown in parentheses included in the Overhill Farms, Inc.'s Current Report on Form 8-K for October 6, 2004 relating to the execution of amendments to Overhill Farms, Inc.'s financing arrangements with Pleasant Street Investors, LLC and Levine Leichtman Capital Partners II, L.P. effective as of September 26, 2004

(14) Incorporated by reference to the exhibit shown in parentheses included in the Overhill Farms, Inc.'s Current Report on Form 8-K for September 17, 2004

**       Filed herewith

#        Management contract or compensatory plan or arrangement

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              By:   /s/ James Rudis
                                    --------------------------------------------
                                    Name: James Rudis
                                    Title: President and Chief Executive Officer
                                    Date: December 23, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                                                     Date
---------                         -----                                                     ----
/s/ James Rudis                   President, Chief Executive Officer and Chairman of        December 23, 2004
------------------------------    the Board of Directors (principal executive officer)
James Rudis

/s/ John L. Steinbrun             Senior Vice President, Chief Financial Officer            December 23, 2004
------------------------------    and Director (principal financial and accounting
John L. Steinbrun                 officer)

/s/ Alexander Auerbach            Director                                                  December 23, 2004
------------------------------
Alexander Auerbach

/s/ Harold Estes                  Director                                                  December 23, 2004
------------------------------
Harold Estes

/s/ Geoffrey A. Gerard            Director                                                  December 23, 2004
------------------------------
Geoffrey A. Gerard

/s/ Louis J. Giraudo              Director                                                  December 23, 2004
------------------------------
Louis J. Giraudo

/s/ John E. McConnaughy, Jr.      Director                                                  December 23, 2004
------------------------------
John E. McConnaughy, Jr.

/s/ Alexander Rodetis, Jr.        Director                                                  December 23, 2004
------------------------------
Alexander Rodetis, Jr.

/s/ William E. Shatley            Director                                                  December 23, 2004
------------------------------
William E. Shatley


                                                     41

                                             OVERHILL FARMS, INC.

                                        INDEX TO FINANCIAL STATEMENTS


Audited Financial Statements:                                                                                  Page:
----------------------------                                                                                   ----
     Report of Independent Registered Public Accounting Firm....................................................F-2

     Balance Sheets as of September 26, 2004 and September 28, 2003.............................................F-3

     Statements of Operations for the Years Ended September 26, 2004, September 28, 2003 and
         September 29, 2002.....................................................................................F-5

     Statements of Shareholders' Equity (Deficit) for the Years Ended September 26, 2004,
         September 28, 2003 and September 29, 2002..............................................................F-6

     Statements of Cash Flows for the Years Ended September 26, 2004, September 28, 2003 and
         September 29, 2002.....................................................................................F-7

     Notes to Financial Statements.............................................................................F-10

     Schedule II - Valuation and Qualifying Accounts and Reserves..............................................F-29


             Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
Overhill Farms, Inc.

We have audited the accompanying balance sheets of Overhill Farms, Inc. (the Company) as of September 26, 2004 and September 28, 2003, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years ended September 26, 2004, September 28, 2003 and September 29, 2002. Our audit also included the financial statement schedules listed in the Index at
Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Overhill Farms, Inc. as of September 26, 2004 and September 28, 2003, and the results of its operations and its cash flows for the years ended September 26, 2004, September 28, 2003 and September 29, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                          /s/ Ernst & Young LLP


Los Angeles, California
December 10, 2004

                                                 OVERHILL FARMS, INC.

                                                    BALANCE SHEETS


                                                        ASSETS

                                                                                September 26,          September 28,
                                                                                    2004                   2003
                                                                              -----------------      -----------------
Current assets:
   Cash                                                                       $      1,609,417       $        513,622
   Accounts receivable, net of allowance for doubtful accounts of
     $125,000 and $111,000 in 2004 and 2003, respectively                           12,606,122             10,027,543
   Inventories                                                                      11,228,548             11,059,923
   Prepaid expenses and other                                                        1,641,333              1,077,392
   Deferred income taxes                                                               690,380                733,758
                                                                              -----------------      -----------------
           Total current assets                                                     27,775,800             23,412,238
                                                                              -----------------      -----------------

Property and equipment, at cost:
   Fixtures and equipment                                                           13,096,349             12,200,724
   Leasehold improvements                                                            9,066,829              9,033,353
   Automotive equipment                                                                 52,669                 52,669
                                                                              -----------------      -----------------
                                                                                    22,215,847             21,286,746
   Less accumulated depreciation and amortization                                   (9,597,566)            (8,035,416)
                                                                              -----------------      -----------------
                                                                                    12,618,281             13,251,330
                                                                              -----------------      -----------------
Other assets:
   Excess of cost over value of net assets acquired                                 12,188,435             12,188,435
   Deferred financing costs, net of accumulated amortization of $199,000
     and $4,935,000 in 2004 and 2003, respectively                                     710,297              2,507,028
   Deferred income taxes                                                             3,935,242              2,522,239
   Other                                                                             2,321,514              2,300,857
                                                                              -----------------      -----------------
                                                                                    19,155,488             19,518,559
                                                                              -----------------      -----------------

Total assets                                                                  $     59,549,569       $     56,182,127
                                                                              =================      =================


                                        The accompanying notes are an integral
                                          part of these financial statements.

                                                 OVERHILL FARMS, INC.

                                              BALANCE SHEETS (CONTINUED)


                                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                 September 26,          September 28,
                                                                                     2004                   2003
                                                                               -----------------      -----------------
Current liabilities:
   Accounts payable                                                            $      7,993,200       $      7,434,945
   Accrued liabilities                                                                2,968,813              3,322,554
   Current maturities of long-term debt                                               3,293,187                813,649
                                                                               -----------------      -----------------
           Total current liabilities                                                 14,255,200             11,571,148

Long-term debt, less current maturities                                              47,775,484             44,950,438
                                                                               -----------------      -----------------
           Total liabilities                                                         62,030,684             56,521,586
                                                                               -----------------      -----------------


Commitments and contingencies                                                                --                     --


Shareholders' equity (deficit):
   Series A Preferred stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding, 23.57 shares (liquidation preference
     of $750,000)                                                                            --                     --
   Common stock, $0.01 par value, authorized 100,000,000 shares, issued
     and outstanding 14,805,556 shares                                                  148,056                148,056
   Additional paid-in capital                                                         9,573,562              9,573,562
   Warrants to purchase common stock                                                        400                    400
   Accumulated deficit                                                              (12,203,133)           (10,061,477)
                                                                               -----------------      -----------------
           Total shareholders' equity (deficit)                                      (2,481,115)              (339,459)
                                                                               -----------------      -----------------

Total liabilities and shareholders' equity (deficit)                           $     59,549,569       $     56,182,127
                                                                               =================      =================


                                        The accompanying notes are an integral
                                          part of these financial statements.

                                         OVERHILL FARMS, INC.

                                       STATEMENTS OF OPERATIONS


                                                                 For the Years Ended
                                                  ----------------------------------------------------
                                                  September 26,      September 28,      September 29,
                                                      2004               2003                2002
                                                  --------------     --------------     --------------
Net revenues                                      $ 133,957,475      $ 136,950,410      $ 138,900,642
Cost of sales                                       119,646,209        125,007,972        124,141,421
                                                  --------------     --------------     --------------
Gross profit                                         14,311,266         11,942,438         14,759,221

Selling, general and administrative expenses          8,035,676         10,086,572          7,461,495
                                                  --------------     --------------     --------------

Operating income                                      6,275,590          1,855,866          7,297,726

Other income (expense):
  Interest expense                                   (6,359,245)        (7,011,480)        (4,651,184)
  Amortization of deferred financing costs             (504,821)        (3,539,140)          (648,744)
  Debt extinguishment expenses                       (2,778,374)                --                 --
  Other income (expense)                               (142,830)        (1,080,173)          (299,498)
                                                  --------------     --------------     --------------

Total other expenses                                 (9,785,270)       (11,630,793)        (5,599,426)
                                                  --------------     --------------     --------------

(Loss) income before income taxes                    (3,509,680)        (9,774,927)         1,698,300

Income tax (benefit) provision                       (1,368,024)        (3,352,629)           668,413
                                                  --------------     --------------     --------------

Net (loss) income                                 $  (2,141,656)     $  (6,422,298)     $   1,029,887
                                                  ==============     ==============     ==============

Net (loss) income per share - basic               $       (0.14)     $       (0.53)     $        0.11
                                                  ==============     ==============     ==============

Net (loss) income per share - diluted             $       (0.14)     $       (0.53)     $        0.09
                                                  ==============     ==============     ==============

Weighted average shares outstanding - basic          14,805,556         12,032,331          9,400,828
                                                  ==============     ==============     ==============

Weighted average shares outstanding - diluted        14,805,556         12,032,331         11,617,713
                                                  ==============     ==============     ==============


                                The accompanying notes are an integral
                                  part of these financial statements.

                                                        OVERHILL FARMS, INC.

                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                 Warrants                   Retained
                                Preferred                          Additional  To Purchase   Receivable     Earnings
                                  Stock          Common Stock        Paid-In      Common        from      (Accumulated
                              Shares Amount    Shares    Amount      Capital      Stock     Former Parent   Deficit)       Total
                              ------ ------ ----------- --------- ------------ ------------ ------------- ------------- ------------
Balance, September 30, 2001      --     --   9,400,810  $ 94,008  $ 3,730,614  $ 2,370,000  $ (9,541,993) $  6,811,781  $ 3,464,410

  Issuance of preferred stock    24     --          --        --      750,000           --            --            --      750,000
  Issuance of warrants           --     --          --        --           --    1,100,000            --            --    1,100,000
  Net increase in receivable
    from former parent           --     --          --        --           --           --      (992,686)           --     (992,686)
  Net income (comprehensive
    income)                      --     --          --        --           --           --            --     1,029,887    1,029,887
                              ------ ------ ----------- --------- ------------ ------------ ------------- ------------- ------------

Balance, September 29, 2002      24     --   9,400,810    94,008    4,480,614    3,470,000   (10,534,679)    7,841,668    5,351,611

  Issuance of dilution
    protection shares            --     --     252,632     2,526       (2,526)          --            --            --           --
  Warrant exercises              --     --   2,685,355    26,854    3,442,746   (3,469,600)           --            --           --
  Issuance in connection
    with bridge financing        --     --   2,466,759    24,668    1,652,728           --            --            --    1,677,396
  Net advances to former
    parent                       --     --          --        --           --           --      (946,168)           --     (946,168)
  Cancellation of
    receivable from former
    parent                       --     --          --        --           --           --    11,480,847   (11,480,847)          --
  Net loss (comprehensive
    loss)                        --     --          --        --           --           --            --    (6,422,298)  (6,422,298)
                              ------ ------ ----------- --------- ------------ ------------ ------------- ------------- ------------

Balance, September 28, 2003      24     --  14,805,556   148,056    9,573,562          400            --   (10,061,477)    (339,459)

  Net loss (comprehensive
    loss)                        --     --          --        --           --           --            --    (2,141,656)  (2,141,656)
                              ------ ------ ----------- --------- ------------ ------------ ------------- ------------- ------------

Balance, September 26, 2004      24     --  14,805,556  $148,056  $ 9,573,562  $       400            --  $(12,203,133) $(2,481,115)
                              ====== ====== =========== ========= ============ ============ ============= ============= ============


                                               The accompanying notes are an integral
                                                 part of these financial statements.

                                            OVERHILL FARMS, INC.

                                          STATEMENTS OF CASH FLOWS


                                                                         For the Years Ended
                                                            -----------------------------------------------
                                                            September 26,    September 28,    September 29,
                                                                 2004            2003             2002
                                                            -------------    -------------    -------------
Operating Activities:
  Net income (loss)                                         $ (2,141,656)    $ (6,422,298)    $  1,029,887
  Adjustments to reconcile net income (loss) to net
       cash (used in) provided by operating activities:
     Depreciation                                              1,592,405        1,146,405          689,377
     Amortization                                                743,863        5,226,857        1,222,744
     Loss on asset disposals                                     135,969          569,759           32,400
     Provision for doubtful accounts                             108,694          475,446           90,000
     Noncash debt extinguishment expenses                      2,558,374               --               --
     Deferred income taxes                                    (1,369,624)      (3,354,229)         243,158
     Changes in:
       Accounts receivable                                    (2,687,273)       2,947,114        2,997,013
       Inventories                                              (168,625)       7,429,607         (855,438)
       Prepaid expenses and other                               (584,599)        (786,848)        (973,462)
       Accounts payable                                          558,255       (6,333,946)         467,481
       Accrued liabilities                                      (383,995)       1,414,115         (382,898)
                                                            -------------    -------------    -------------
Net cash (used in) provided by operating activities           (1,638,212)       2,311,982        4,560,262
                                                            -------------    -------------    -------------

Investing Activities:
  Additions to property and equipment                         (1,065,070)      (5,871,978)      (5,124,651)
  Proceeds from sale of property and equipment                        --           75,000           51,450
                                                            -------------    -------------    -------------
Net cash used in investing activities                         (1,065,070)      (5,796,978)      (5,073,201)
                                                            -------------    -------------    -------------


                                   The accompanying notes are an integral
                                    part of these financial statements.

                                            OVERHILL FARMS, INC.

                                    STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                        For the Years Ended
                                                          -------------------------------------------------
                                                          September 26,     September 28,     September 29,
                                                              2004              2003              2002
                                                          -------------     -------------     -------------
Financing Activities
  Borrowings on line of credit arrangements               $         --      $  6,722,093      $  7,061,018
  Repayment of line of credit arrangements                          --       (18,679,386)       (3,026,540)
  Borrowings on short-term debt                                     --        25,000,000                --
  Repayment of short-term debt                                      --        (3,000,000)               --
  Borrowings on long-term debt                               5,000,000                --                --
  Principal payments on long-term debt                        (744,094)       (2,037,124)       (2,017,858)
  Deferred financing costs                                    (456,829)       (3,093,580)         (584,294)
  Issuance of common stock                                          --            24,668                --
  Net advances to or on behalf of former parent                     --          (946,168)         (992,686)
                                                          -------------     -------------     -------------
Net cash provided by financing activities                    3,799,077         3,990,503           439,640
                                                          -------------     -------------     -------------

Net increase (decrease) in cash                              1,095,795           505,507           (73,299)
Cash at beginning of year                                      513,622             8,115            81,414
                                                          -------------     -------------     -------------
Cash at end of year                                       $  1,609,417      $    513,622      $      8,115
                                                          =============     =============     =============
Supplemental Schedule of Cash Flow Information:
Cash paid during the year for:
  Interest                                                $  6,146,585      $  5,159,407      $  3,842,297
                                                          =============     =============     =============
  Income taxes                                            $         --      $         --      $      9,775
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

     In connection with bridge financing arrangements with LLCP during the fiscal year ended September 28, 2003, the Company issued shares of stock and recorded a debt discount of approximately $1.65 million, which was being amortized over the remaining life of the debt. Due to the refinancing of the Company's debt with LLCP on October 31, 2003, the unamortized balance of the discount as of September 28, 2003 of $482,001 was charged to expense in the fiscal quarter ended December 28, 2003.

     During the fiscal year ended September 29, 2002, the Company issued to LLCP warrants to purchase approximately 750,000 shares of common stock at a nominal exercise price. The warrants issued had an estimated value of $1.1 million and were recorded as deferred financing costs.

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

                               SEPTEMBER 26, 2004


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

         FISCAL YEAR

         The Company utilizes a 52- to 53-week accounting period, which ends on the last Sunday of September in each fiscal year if September 30 does not fall on a Saturday, or October 1 if September 30 falls on a Saturday. Fiscal years ended September 26, 2004, September 28, 2003 and September 29, 2002 were 52-week periods.

         DEFERRED FINANCING COSTS

         Debt financing costs are deferred and amortized as additional interest expense using the straight-line method over the term of the related debt. Amortization of these costs totaled $505,000, $3,539,000, and $649,000 for the fiscal years ended September 26, 2004, September 28, 2003 and September 29, 2002, respectively.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Panda Restaurant Group, Jenny Craig Products and American Airlines accounted for approximately 18%, 24% and 16%, respectively, of the Company's total accounts receivable balance at September 26, 2004 and approximately 14%, 26% and 18%, respectively, of the Company's total accounts receivable balance at September 28, 2003.

         For the fiscal years ended September 26, 2004, September 28, 2003 and September 29, 2002, the Company's write-offs, net of recoveries, to the allowance for doubtful accounts were approximately $95,000, $466,000 and $13,000, respectively.

         SIGNIFICANT CUSTOMERS

         Significant customers accounted for the following percentages of the Company's revenues during the fiscal years ended:

                               September 26,     September 28,     September 29,
                                   2004              2003              2002
                               ------------------------------------------------

   Panda Restaurant Group           29%              24%               21%
   Jenny Craig Products             18%              18%               15%
   American Airlines                10%               8%                9%
   Pinnacle Foods                    2%               7%               11%

         No other customer accounted for revenues of 10% or more in the periods presented.

         FINANCIAL INSTRUMENTS

         The fair value of financial instruments is determined by reference to market data and by other valuation techniques as appropriate. Because there is no market for the debt owed to LLCP, it is impractical at this time to estimate the fair value of the debt. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values.

         INVENTORIES

         Inventories, which include material, labor, and manufacturing overhead, are stated at the lower of cost, which approximates the first-in, first-out
(FIFO) method, or market. Inventory write-offs were $205,000, $199,000 and $91,000 for the years ended September 26, 2004, September 28, 2003 and September 29, 2002, respectively.

         CONCENTRATION OF SOURCES OF LABOR

         The Company's total hourly and salaried workforce consists of approximately 804 employees at September 26, 2004. Approximately 81% of the Company's workforce is covered by a collective bargaining agreement expiring February 28, 2005.

         PROPERTY AND EQUIPMENT

         The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from three to ten years. Leasehold improvements to the Company's Vernon, California operating facility are amortized over the lesser of the initial lease term plus one lease extension period, initially 13 years, or the estimated useful life of the assets. Other leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. Depreciation is generally computed using the straight-line method.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Expenditures for maintenance and repairs are charged to expense as incurred. The cost of materials purchased and labor expended in betterments and major renewals are capitalized. The fixtures and equipment balances include $637,100 and $240,500 of construction in process at September 26, 2004 and September 28, 2003, respectively. Costs and related accumulated depreciation of properties sold or otherwise retired are eliminated from the accounts, and gains or losses on disposals are included in other income (expense).

         The Company incurred interest costs of approximately $7.0 million during the year ended September 28, 2003 and capitalized $236,000 as a component of property and equipment related to internally constructed assets.

         EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

         The excess of cost over fair value of net assets acquired (goodwill) is evaluated at least annually for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The Company has one reporting unit and estimates fair value based upon a variety of factors, including discounted cash flow analysis, market capitalization and other market-based information. The Company performed its evaluation of goodwill for impairment as of September 2004, which indicated that no impairment charge was necessary.

         STOCK OPTIONS

         The Company accounts for stock-based awards to employees and directors using the intrinsic value method as prescribed by Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees" and provides the pro forma disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As such, compensation expense for stock options issued to employees is recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price.

         For purposes of pro forma disclosures, the estimated fair value of the options, based on the Black-Scholes option pricing model, is amortized to expense over the options' vesting periods. The following is the pro forma information had the fair value method under SFAS No. 123, as amended by SFAS No. 148, been adopted:


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


                                                            For the Fiscal Years Ended
                                               ----------------------------------------------------
                                                September 26,      September 28,      September 29,
                                                    2004               2003               2002
                                               --------------     --------------     --------------
Net income (loss):
        As reported                            $  (2,141,656)     $  (6,422,298)     $   1,029,887
        Add: Stock-based compensation
             expense included in reported
             net income, net of related
             tax effects                                  --                 --                 --
        Deduct: Total stock-based
             compensation expense
             determined under fair value
             method for all awards, net
             of related tax effects                       --           (452,580)                --
                                               --------------     --------------     --------------
        Pro forma                              $  (2,141,656)     $  (6,874,878)     $   1,029,887
                                               --------------     --------------     --------------

        Basic earnings (loss) per share:
             As reported                       $       (0.14)     $       (0.53)     $        0.11
             Pro forma                         $       (0.14)     $       (0.57)     $        0.11

        Diluted earnings (loss) per share:
             As reported                       $       (0.14)     $       (0.53)     $        0.09
             Pro forma                         $       (0.14)     $       (0.57)     $        0.09

         REVENUE RECOGNITION

         The Company's revenues arise from one business segment - the development and manufacture of frozen food products. Revenues are recognized when title and risk of loss of product pass to the customer, which is either at point of shipping or at destination, depending on customer terms. The Company provides for estimated returns and allowances, which have historically been immaterial, at the time of sale. Shipping and handling revenues are included as a component of net revenue.

         The Company classifies customer rebate costs as a reduction in net revenues. Customer rebate costs were immaterial for the fiscal years ended September 26, 2004, September 28, 2003 and September 29, 2002, respectively.

         INCOME TAXES

         Deferred income taxes recorded using the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for employee stock options. SFAS No. 123R eliminates the ability to account for shared-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair value-based method. SFAS No. 123R also requires that tax benefits associated with these share-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. SFAS No. 123R becomes effective for interim or annual periods beginning after June 15, 2005. Accordingly, the Company is required to apply SFAS No. 123R beginning fiscal quarter ended October 2, 2005. SFAS No. 123R offers alternative methods of adopting this final rule. At the present time, the Company has not yet determined which alternative method it will use.

         RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current period presentation. During the fiscal year ended September 26, 2004, the Company reclassified all freight-out and delivery and storage expenses from selling general and administrative to cost of sales. Reclassified freight-out expenses were approximately $4,202,000, $5,137,000 and $5,651,000 in the fiscal years ended September 26, 2004, September 28, 2003 and September 29, 2002, respectively. Reclassified delivery and storage expenses were $946,000, $2,161,000 and $2,701,000 in the fiscal years ended September 26, 2004, September 28, 2003 and September 29, 2002, respectively. Freight revenues reclassified to net revenue were approximately $650,000 and $782,000 for the fiscal years ended September 28, 2003 and September 29, 2002, respectively.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.       RELATED PARTY TRANSACTIONS

         From time to time, Overhill Farms made advances to or on behalf of its former parent for various purposes. Additionally, the Company netted accumulated federal income tax liabilities payable to the former parent against the receivable from former parent balance. No interest was charged to the former parent on net amounts outstanding. As there was substantial doubt as to its collectibility at September 29, 2002, the Company classified its receivable from former parent as a reduction of shareholders' equity.

         During the fiscal years ended September 28, 2003 and September 29, 2002, the Company made cash payments to, or on behalf of, its former parent of approximately $950,000 and $1,200,000, respectively, for various purposes, including tax payments, expense reimbursement and other corporate purposes. Additionally, during the fiscal year ended September 29, 2002, the Company and its former parent agreed to an allocation to the former parent of salary and other payroll costs and expenses of the Company's chief executive officer relating to the spin-off transaction (see Note 12), which resulted in approximately $290,000 of costs and expenses being allocated to the receivable from former parent account.

         In October 2002 in connection with the spin-off, the former parent transferred to the Company certain notes receivable having an aggregate principal balance of approximately $400,000. These notes receivable are due from certain officers of both the former parent and the Company who, subsequent to the spin-off, remained officers of the Company but who have resigned from the former parent. These notes became due and payable on September 24, 2003 and are collateralized solely by the common stock of the former parent. Based upon the Company's assessment of the collectibility of these notes receivable, including the value of the subject collateral, the Company assigned no value to the notes upon their receipt effective as of October 29, 2002, the date of the spin-off, and the notes receivable continued to have no recorded value as of September 26, 2004. Future amounts ultimately realized, if any, on these notes receivable, will be recorded as an adjustment to shareholders' equity at the time such amounts are realized.

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

         Effective December 15, 2003, the Company engaged The Steinbrun Group ("SHA"), a business and financial consulting firm, to search for candidates to place in either vacant or newly created positions within the Company and to provide consultants to temporarily fill vacant positions. Mr. Steinbrun, who is one of the Company's directors and executive officers, is a stockholder, director and officer of SHA. The Company paid SHA $89,265 for services rendered under this agreement through September 26, 2004. These fees totaled more than 5% of SHA's gross revenues for its fiscal year ended December 31, 2003.

         In February 2004, the Company engaged Alexander Auerbach & Co., Inc. ("AAPR") to provide the Company with public relations and marketing services. AAPR provides public relations, media relations and communications marketing services to support the Company's sales activities. Alexander Auerbach, who is a director of the Company, is a stockholder, director and officer of AAPR. The Company paid to AAPR $30,148 for services rendered under this engagement through September 26, 2004. These fees totaled more than 5% of AAPR's gross revenues for its fiscal year ended January 31, 2004.

4.       INVENTORIES

         Inventories are summarized as follows:

                                          September 26,      September 28,
                                              2004                2003
                                          -------------      -------------
         Raw ingredients                  $  3,815,724       $  4,414,292
         Finished product                    5,764,418          5,313,593
         Packaging                           1,648,406          1,332,038
                                          -------------      -------------
                                          $ 11,228,548       $ 11,059,923
                                          =============      =============


5.       LONG-TERM DEBT

         Long-term debt of the Company as of September 26, 2004 and September
28, 2003 is summarized as follows:

                                                                                 September 26,         September 28,
                                                                                     2004                   2003
                                                                                ----------------      ---------------
   Senior Term A Note payable to Pleasant Street Investors, LLC (PSI), net of unamortized discount of $0 in 2004 and $324,322 in 2003, bearing interest as described below, subject to periodic adjustments, collateralized by
     certain assets until maturity in October 2006.                             $    17,800,000       $   16,675,678

  Senior Term B Note payable to PSI, net of unamortized discount of $0 in 2004 and $157,668 in 2003, bearing interest as described below, subject to adjustment, collateralized by certain assets until maturity in
      January 2006.                                                                   4,305,550            4,842,332

  Secured senior subordinated note payable to Levine Leichtman Capital Partners
      II, L.P. (LLCP), net of unamortized discount of $0 in 2004 and $566,688 in
      2003, bearing interest payable monthly as described below until maturity in October 2006, collateralized by certain assets of Overhill Farms. The loan provides for principal payments in an amount equal to 50% of the excess cash flow, as defined, for the Company's previous fiscal year,
      payable annually.                                                              28,858,000           24,091,201

  Other                                                                                 105,121              154,876
                                                                                ----------------      ---------------
                                                                                     51,068,671           45,764,087

  Less current maturities, as amended in fiscal year 2004 (see below)                (3,293,187)            (813,649)
                                                                                ----------------      ---------------

                                                                                $    47,775,484       $   44,950,438
                                                                                ================      ===============


                                                         F-16

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

         After completing the bridge financing and submitting an application to the American Stock Exchange requesting listing of the shares to be issued to LLCP, Amex advised the Company that its approval of the Company's listing application with respect to the issuance and sale of these shares to LLCP would be subject to approval of the Company's stockholders. The Company obtained a waiver from LLCP for its failure to deliver these shares by July 20, 2003, provided that delivery of these shares be made on or before August 20, 2003. At a meeting of the Company's stockholders held on August 11, 2003, the stockholders approved the issuance of these shares to LLCP, and the Company obtained Amex approval and delivered the shares prior to the expiration of the waiver. In connection with this transaction, a debt discount of approximately $1.65 million was recorded and was being amortized over the remaining life of the debt.

         Effective April 16, 2003, PSI, an affiliate of LLCP, acquired the senior secured loans previously made to the Company by Union Bank, and the Company and PSI amended and restated the senior secured loan arrangements on mutually acceptable terms and conditions. As a result of the repayment of the Union Bank loans, the Company wrote off unamortized deferred financing costs of approximately $450,000 in April 2003. Under the new amended and restated loan and security agreement with PSI, $12.117 million owing to Union Bank on the effective date plus additional amounts newly advanced to the Company by PSI, $1.883 million, together with the $3.0 million owing to LLCP under the bridge note described above, were combined into a new $17.0 million Term A Loan, bearing interest at no less than 10%, subject to periodic adjustments, and due and payable on November 30, 2003. An additional $5.0 million advanced by PSI to the Company as of the effective date is evidenced by a Term B Loan, bearing interest at 15%, and initially was due and payable January 30, 2004. The Company used $3.0 million of proceeds from the Term A Loan to repay the outstanding principal amounts of the term note issued to LLCP on April 4, 2003. The senior term loans may be prepaid without premium or penalty.

         On October 31, 2003, the Company entered into debt refinancing arrangements with LLCP and PSI. The Company issued to LLCP a second amended and restated secured senior subordinated note due October 31, 2006 in the stated principal amount of $28.858 million in exchange for the surrender by LLCP of the existing $24.658 million senior subordinated note and $4.2 million in additional cash funds. The replacement note has a base rate of interest that was reduced from 15% to 13.5%, subject to increase upon the occurrence of any interest rate event, as defined, or event of default, and an extended maturity date from October 31, 2004 to October 31, 2006. The Company paid LLCP an amendment fee of $184,800 and a new capital fee of $168,000. The amendment fee of $184,800 was charged to expense in association with the October 2003 debt refinancing.

         Also as part of the October 31, 2003 debt refinancing, the Company and PSI amended their existing loan and security agreement to amend the financial covenants and various other provisions. PSI made an additional term loan to the Company in the principal amount of $800,000 and surrendered the note evidencing the existing Term A Loan in exchange for a second amended and restated senior Term A note in the principal amount of $17.8 million. The annual interest rate on the in-formula portion of the Term A Loan was reduced from 10% to 5.5%. The annual interest rate on the $5.0 million Term B Loan was reduced from 15% to 12%. The interest rates on the Term A Loan and Term B Loan are subject to increase upon the occurrence of any interest rate event, as defined, or event of default as provided in the notes that evidence those loans. The maturity dates of the Term A Loan and the Term B Loan were extended to October 31, 2006 from November 30, 2003 and January 30, 2004, respectively. The Term B Loan was modified to be a monthly amortizing term loan. The prepayment terms of the Term A Loan and the Term B Loan were modified to provide, among other things, that the Company will make mandatory prepayments of annual excess cash flow, if any. The Company paid PSI an amendment fee of $35,200 and a new capital fee of $32,000.

         The October 31, 2003 debt refinancing was recorded as a debt extinguishment. Accordingly, unamortized costs associated with the LLCP and PSI debt that existed prior to October 31, 2003, along with new amendment fees paid to LLCP and PSI, were charged to expense on October 31, 2003. The unamortized costs included original issue debt discounts of $1,048,677, unamortized financing fees and expenses of $1,456,834, and unamortized cost of warrants issued to LLCP in September of 2002 of $618,633. On October 31, 2003, amendment fees were paid to LLCP and PSI in the amounts of $184,800 and $35,200, respectively. The total expense recognized in connection with the October 3, 2003 debt extinguishment was $3,344,144, which consisted of $2,778,374 of debt extinguishment expenses and $565,770 of amortization incurred in October 2003.

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

         On October 31, 2003, the Company and LLCP also terminated the Company's equity repurchase option that provided, among other things, that the Company had the right, under certain conditions, to repurchase from LLCP, in whole but not in part, all shares of the Company's common stock owned by LLCP or issuable to LLCP upon the exercise of warrants or conversion of preferred stock. In addition, the Company entered into amended employment arrangements with Mr. Rudis and Mr. John Steinbrun pursuant to which salaries were adjusted and the terms of the agreements extended. Also, LLCP and PSI amended their intercreditor and subordination agreement with respect to the indebtedness, liabilities and obligations owed by the Company to each.

         The amended and restated securities purchase agreement with LLCP and the amended and restated loan and security agreement with PSI contain various covenants, including financial covenants covering restrictions on capital expenditures, minimum EBITDA and net worth levels, and specified debt service and debt to equity ratios. In addition, those agreements prohibit changes in control, including ownership and certain management personnel, and contain customary restrictions on incurring indebtedness and liens, making investments, paying dividends and making loans or advances. The obligations owing by the Company to PSI and LLCP are secured by liens on substantially all of the Company's assets.

         The Company did not meet the level "A" fixed charges requirement of the securities purchase agreement with LLCP and the loan and securities agreement with PSI at June 27, 2004, which triggered an interest rate event, causing interest rates to increase on all debt by 2%. However, the Company did meet the level "B" fixed charges requirement and therefore, no event of default, as defined in the loan documents, occurred. The Company did meet all of the other level "A" requirements, including the EBITDA requirement. The level "A" fixed charges requirement was not met because of management's decision to make a capital expenditure in the third quarter of fiscal year 2004. The capital expenditure was made to secure cost savings and to meet the production requirements of a significant customer. As a result of the interest rate event, interest rates rose, effective June 28, 2004, as indicated in the table below. Except as described below, the fixed charges requirement is measured quarterly, and increases in interest rates due to an interest rate event remain in effect until the end of the first full quarter in which the Company meets the fixed charges requirement.

         On October 6, 2004, the Company executed fourth amendments to the existing financing arrangements with PSI and LLCP to amend the financial covenants and various other provisions. Effective September 26, 2004, the new amendments to the securities purchase agreement with LLCP and the loan and securities agreement with PSI eliminated, for the fiscal quarters ending January 2, 2005 and April 3, 2005, the potential for a 2% increase in interest rates like the increase that occurred on June 27, 2004, and reduced the base rate on the Term B Loan from 12% to LIBOR plus 0.75%. In exchange, the Company agreed to increase its payment of principal on the Term B Loan from $69,445 per month to specified monthly amounts ranging from $254,445 to $274,445. Prior to this amendment, the Term B Loan was to have a balance of $2.5 million due at maturity of the loan on October 31, 2006. Under this amendment, the Term B Loan will be entirely paid off by January 31, 2006. The increase in cash required for principal repayment is offset, in part, by savings from the reduction in interest rates.

         The following table summarizes the interest rates on the Company's debt before and after the September 26, 2004 amendments:

                                                    INTEREST RATES
                  ------------------------------------------------------------------------------------
                   PRINCIPAL      OCT.31,     JUN. 28,   JUL. 1,      AUG 11,    SEPT. 22,
                    BALANCE       2003 to     2004 TO    2004 TO     2004 TO      2004 TO    EFFECTIVE
                   SEPT. 26,      JUN. 27,    JUN. 30,   AUG. 10,    SEPT. 21,   SEPT. 26,   SEPT. 27,
                    TO 2004        2004         2004       2004        2004        2004         2004
                  -----------     --------    --------   --------    ---------   ---------   ---------
Term A Loan
 (In-formula
 portion)         $17,800,000       5.50%      7.50%      7.75%*      8.00%*      8.25%*       6.25%

Term B Loan       $ 4,305,550      12.00%     14.00%     14.00%      14.00%      14.00%        9.39%

November 1999
 Note             $28,858,000      13.50%     15.50%     15.50%      15.50%      15.50%       13.50%

* Rate increase due to change in Prime Rate


                                                   F-19

         The Company believes, based upon forecasted performance for fiscal year 2005, that it is probable that the Company will be in compliance with all of its revised financial and other covenant requirements. Accordingly, based upon projected covenant compliance and as a result of the refinancing of the obligations described above, all principal amounts payable to LLCP and to PSI, other than currently scheduled principal payments, have been classified as long-term liabilities in the accompanying balance sheet as of September 26, 2004. In the future, the failure of the Company to achieve certain revenue, expense and profitability levels could result in a violation of the amended financial covenants under its financing arrangements and could result in acceleration of maturity of the loans, which could adversely affect the Company's financial condition, results of operations or cash flows.

         Because there is no market for the debt owed to LLCP, it is impractical at this time to estimate the fair value of the debt.

         Scheduled maturities of long-term obligations outstanding at September 26, 2004, after giving effect to the debt refinancing described above, are summarized as follows:

              2005                                               $    3,293,187
              2006                                                    1,117,484
              2007                                                   46,658,000
                                                                 ---------------
                                                                 $   51,068,671
                                                                 ===============

6.       SHAREHOLDERS' EQUITY

         WARRANTS TO PURCHASE COMMON STOCK

         In November 1999, in connection with the purchase of a $28 million secured senior subordinated note by LLCP, the Company's senior subordinated creditor, the Company issued to LLCP a warrant to purchase 166.04 shares of the common stock of the Company exercisable immediately at an exercise price of $0.01 per share. This warrant was valued at $2.37 million, which was originally recorded as debt discount and has subsequently been charged to expense. The warrant became exercisable for 1,994,141 shares at an exercise price of $0.0000008 per share following the 12,010-shares-for-1 stock split declared in connection with the spin-off. The Company issued 1,994,040 shares of common stock and cancelled one share of common stock upon the cashless exercise of the warrant by the senior subordinated creditor in December 2002. The warrant remains exercisable as to 100 shares through October 31, 2009.

         In connection with, and as consideration for, a September 2002 amendment to its senior subordinated loan agreement, the Company issued to LLCP a warrant, valued at $1.1 million, to purchase 57.57 shares of the common stock of the Company. Under this agreement, the warrant was intended to bring the total equity ownership of the Company by LLCP, on a fully-diluted basis, to 24.0%. The warrant has certain anti-dilution protection provisions and was exercisable immediately upon issuance. Following the 12,010-shares-for-1 stock split declared in connection with the spin-off, the warrant became exercisable for 691,416 shares of the Company's common stock at an exercise price of $0.0000008 per share. The Company issued 691,315 shares of common stock and cancelled one share of common stock upon the cashless exercise of warrant by LLCP in December 2002. The warrant remains exercisable as to 100 shares through September 11, 2012.

         DILUTION PROTECTION

         Upon adoption of the Company's employee stock option plan in October 2002, as described below, the Company reserved 800,000 shares of common stock for issuance under the plan. In November 2002, the Company issued 252,632 shares of its common stock to LLCP upon the reservation of these shares pursuant to the anti-dilution protection granted in the amendments to the Company's securities purchase agreement with LLCP, whereby the number of shares of the Company's common stock beneficially owned by LLCP on a fully-diluted basis immediately following the spin-off would not be less than 24.0%.

         PREFERRED STOCK

         Effective January 31, 2002, the Company and LLCP reached agreement relative to an amendment of the credit arrangement with LLCP to accommodate the consolidation of the Company's facilities and to permit additional indebtedness to be incurred by the Company in connection therewith. As consideration for financing costs related to this amendment with LLCP, the value of which was agreed to be $750,000, the Company agreed to issue to LLCP 23.57 shares of a newly created Series A Preferred Stock. These shares were issued in March 2002. The designations for the preferred stock provide the holder with, among other things, a liquidation preference totaling $750,000, voting rights along with holders of common stock, conversion rights into a like number of common shares, subject to adjustment, and provide for adjustment to prevent dilution of the holders' interests. Following the 12,010-shares-for-1 stock split, the preferred stock became convertible into 283,076 shares of the Company's common stock. The Company recorded the $750,000 of Series A Preferred Stock issued to LLCP as deferred financing costs, which has subsequently been amortized as additional interest and otherwise fully charged to expense.

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

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for fiscal year 2003: weighted average risk-free interest rate of 4.25%; dividend yields of 0%; weighted average volatility factor of the expected market price of the Company's common stock of 1.32; and a weighted average expected life of the options of 5 years. The weighted average fair value of options granted during fiscal year 2003 was $1.12. No options were granted during fiscal year 2004.

         A summary of the Company's stock option activity and related information follows:

                                                          For the Fiscal Years Ended
                                  --------------------------------------------------------------------------
                                         September 26,            September 28,            September 29,
                                             2004                      2003                    2002
                                  --------------------------------------------------------------------------
                                                 Weighted                 Weighted                 Weighted
                                                  Average                  Average                 Average
                                                 Exercise                 Exercise                 Exercise
                                    Options        Price       Options      Price       Options     Price
                                  --------------------------------------------------------------------------
Outstanding at beginning
 of year                            672,000     $   1.28            --    $     --        --        $    --
Granted                                  --     $     --       672,000    $   1.28        --        $    --
Exercised                                --     $     --            --    $     --        --        $    --
Canceled                                 --     $     --            --    $     --        --        $    --
Outstanding at end of year          672,000     $   1.28       672,000    $   1.28        --        $    --
Exercisable at end of year          672,000     $   1.28       672,000    $   1.28        --        $    --


                                                     F-21

         Exercise prices for the 672,000 options outstanding as of September 26, 2004 ranged from $0.48 to $1.60. The weighted average contractual life of those options is 6.7 years. The following table summarizes information about stock options outstanding as of September 26, 2004:


                                            Weighted
                                Weighted     Average                   Weighted
                                 Average    Remaining                   Average
                    Number      Exercise   Contractual     Number      Exercise
                 Outstanding      Price       Life       Exercisable      Price
                -------------   --------   -----------   ------------  ---------
$1.60                472,000     $ 1.60         8            472,000     $ 1.60
$0.70                 50,000     $ 0.70         4             50,000     $ 0.70
$0.48                150,000     $ 0.48         4            150,000     $ 0.48
                -------------   --------   -----------   ------------  ---------
$0.48 - $1.60        672,000     $ 1.28        6.7           672,000     $ 1.28

         AMENDMENTS TO ARTICLES OF INCORPORATION

         During September 2002, the Company amended its Articles of Incorporation to increase the number of shares which the Company shall have authority to issue to a total of 150,000,000, consisting of (i) 50,000,000 shares of preferred stock, $.01 par value, of which 28 shares are designated as Series A Convertible Preferred Stock and (ii) 100,000,000 shares of common stock, $.01 par value. The undesignated shares of preferred stock may be issued in one or more series from time to time, without action by the stockholders, and for such consideration as may be fixed by the board of directors. Additionally, the board of directors is authorized to fix the designations, preferences, and relative participating, option or other special rights of the shares of each such series of preferred stock, and the qualifications, limitations or restrictions thereon.

7.       NET INCOME (LOSS) PER SHARE

         The following table sets forth the calculation of (loss) income per share for the periods presented:

                                                                         For the Fiscal Years Ended
                                                             -------------------------------------------------
                                                             September 26,     September 28,     September 29,
                                                                  2004             2003              2002
                                                             -------------     -------------     -------------
Numerator:
   Net (loss) income attributable to common stockholders     $ (2,141,656)     $ (6,422,298)     $  1,029,887
                                                             =============     =============     =============

Denominator:
   Denominator for basic earnings
     per share - weighted average shares                       14,805,556        12,032,331         9,400,828
                                                             -------------     -------------     -------------

   Effect of dilutive securities:
     Warrants                                                          --                --         2,051,758
     Series A Preferred Stock                                          --                --           165,127
                                                             -------------     -------------     -------------
        Dilutive potential common shares                               --                --         2,216,885
                                                             -------------     -------------     -------------

   Denominator for diluted net earnings per share              14,805,556        12,032,331        11,617,713
                                                             =============     =============     =============

Net (loss) income per share - basic and diluted:
   Net (loss) income per share - basic                       $      (0.14)     $      (0.53)     $       0.11
                                                             =============     =============     =============

   Net (loss) income per share - diluted                     $      (0.14)     $      (0.53)     $       0.09
                                                             =============     =============     =============


         At September 26, 2004 and September 28, 2003, options to purchase 672,000 shares, warrants to purchase 400 shares of preferred stock convertible into 283,076 shares of common stock have been excluded from the diluted earnings per share computation as their effect, if any, would be antidilutive. Share and per share data for all periods presented have been retroactively restated to reflect the 12,010-shares-for-1 stock split that occurred in October 2002.

8.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                               September 26,      September 28,
                                                    2004              2003
                                               ---------------------------------

        Compensation                           $   1,341,512      $     969,777
        Taxes other than income taxes                 98,632            111,296
        Interest                                     487,779            514,162
        Other                                      1,040,890          1,727,319
                                               --------------     --------------
                                               $   2,968,813      $   3,322,554
                                               ==============     ==============

9.       INCOME TAXES

         Income tax provision consists of the following:

                                                         For the Fiscal Years Ended
                                      -----------------------------------------------------------------
                                      September 26, 2004     September 28, 2003      September 29, 2002
                                      ------------------     ------------------      ------------------
   Current:
     Federal                          $              --      $               --      $         423,655
     State                                        1,600                   1,600                  1,600
                                      ------------------     -------------------     ------------------
   Total current                                  1,600                   1,600                425,255

   Deferred:
     Federal                                 (1,254,128)             (3,119,608)               243,158
     State                                     (115,496)               (234,621)                    --
                                      ------------------     -------------------     ------------------
   Total deferred                            (1,369,624)             (3,354,229)               243,158
                                      ------------------     -------------------     ------------------

   Total income tax provision         $      (1,368,024)     $       (3,352,629)     $         668,413
                                      ==================     ===================     ==================


         For the one-month period from September 30, 2002 to October 29, 2002, the effective date of the spin-off, and for the fiscal year ended September 29, 2002, the Company was included in the consolidated federal tax return of its former parent. Prior to the spin-off, the Company provided for federal taxes on a separate company basis in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Historically, with respect to state income taxes, primarily in California, the Company was able to reduce its tax liability by offsetting otherwise taxable income with other losses under the former parent entity. On a separate company basis, the Company would have had an approximate effective state tax rate of 6%. For periods following the completion of the spin-off, the Company's tax returns are filed on a stand-alone basis. The Company has elected to carry forward its net operating losses into its stand-alone return.

         Due to operating losses for the fiscal year ended September 26, 2004 and for the eleven months ended September 28, 2003, the Company has provided tax benefits and recorded a deferred tax asset, in the accompanying balance sheet, of approximately $4,600,000. Based on projections of future income, the Company believes that its deferred tax asset, net of the valuation allowance, is more likely than not to be recoverable through estimated future profitable operations. The Company currently expects to improve on its current operating results, returning to profitable operations, primarily through (a) improving gross margins by streamlining additional costs and continuing to leverage the manufacturing and storage facilities to improve manufacturing efficiency, (b) growing revenues from profitable product lines and increasing its customer base,
(c) adding higher margin products and (d) maintaining reduced future interest costs on outstanding debt as a result of the recently completed amendments to its financing arrangements. The Company has recorded a valuation allowance of $425,000 for the portion of its deferred tax assets that management has determined did not meet the more likely than not criteria.

         Failure by the Company to successfully improve margins, grow revenues and/or maintain anticipated savings on future interest costs, and return to profitable operating results in the near term, could adversely affect the Company's expected realization of some or all of its deferred tax assets and could require the Company to record a valuation allowance against some or all of such assets, which could adversely affect the Company's financial position and results of operations.

         The total income tax provision (benefit) was (38.9%), (34.3%) and 39.4% of pretax income (loss) for the fiscal years ended September 26, 2004, September 28, 2003 and September 29, 2002, respectively. A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:

                                                  For the Fiscal Years Ended
                                        -----------------------------------------------
                                        September 26,    September 28,    September 29,
                                            2004             2003             2002
                                        -------------    -------------    -------------
Computed tax provision (benefit) at
   federal statutory rate (34%)         $ (1,193,817)    $ (3,400,717)    $    577,422
State income tax provision,
   net of federal benefit                   (105,337)        (281,211)           1,024
Permanent items                               35,049           40,461           54,318
Tax (benefit) expense attributed to
   parent                                   (528,919)         331,975               --
Valuation allowance                          425,000              --                --
Other                                             --          (43,137)          35,649
                                        -------------    -------------    -------------
                                        $ (1,368,024)    $ (3,352,629)    $    668,413
                                        =============    =============    =============

         The deferred tax assets and deferred tax liabilities recorded on the balance sheet are as follows:

                                       September 26, 2004              September 28, 2003
                                 ----------------------------     -----------------------------
                                  Deferred          Deferred        Deferred         Deferred
                                    Tax               Tax             Tax              Tax
                                   Assets         Liabilities        Assets        Liabilities
                                ------------     ------------     ------------     ------------
Current:
   Inventory, A/R               $   221,391      $        --      $   337,416      $        --
   Accrued liabilities              675,796               --          640,704               --
   Prepaid expenses                      --         (166,942)              --         (151,401)
   Other                             50,135               --               --          (92,961)
   Valuation allowance                   --          (90,000)              --               --
                                ------------     ------------     ------------     ------------
                                    947,322         (256,942)         978,120         (244,362)

Noncurrent:
   Net operating loss carry
     forwards                   $ 5,129,699               --      $ 3,823,823               --
   Deposits and deferrals           353,629               --               --         (497,003)
   Depreciation                          --         (297,156)              --         (211,815)
   Goodwill                              --         (915,930)              --         (592,766)
    Valuation Allowance                  --         (335,000)              --               --
                                ------------     ------------     ------------     ------------
                                  5,483,328       (1,548,086)     $ 3,823,823      $(1,301,584)
                                ============     ============     ============     ============
Total deferred taxes net of
   valuation allowance          $ 6,430,650       (1,805,028)     $ 4,801,943      $(1,545,946)
                                ============     ============     ============     ============

         As of September 26, 2004, the Company had net operating losses available for carryforward for federal tax purposes of approximately $13.6 million expiring beginning in 2023. Some of these carryforward benefits may be subject to annual limitations due to the ownership change limitations imposed by the Internal Revenue Code and similar state provisions. The annual limitation, if imposed, may result in the expiration of net operating losses before utilization.


                                              F-25

10.      COMMITMENTS AND CONTINGENCIES

         COMMITMENTS

         Future minimum lease payments for all operating leases, including facilities and equipment, at September 26, 2004 are as follows:

          2005                                                     $  1,759,189
          2006                                                        1,683,680
          2007                                                        1,628,528
          2008                                                        1,463,668
          2009 and thereafter                                         7,435,913
                                                                   -------------
                                                                   $ 13,970,978
                                                                   =============

         The Company leases its facilities under operating leases expiring through September 2011, with an option for a five-year extension on its Vernon operating facility. Certain of the other leases provide for renewal options at substantially the same terms as the current leases.

         The Company's lease of its primary operating facility requires the premises to be restored to its original condition upon the termination of the lease. Accordingly, the Company has recorded a liability of $233,000 representing the present value of the estimated restoration costs at September 26, 2004. The corresponding asset is being depreciated over 13 years, and the present value of the liability is being accreted over the term in order to establish a reserve at the end of the lease equal to the refurbishment costs.

         Certain of the Company's equipment leases provide for declining annual rental amounts. Rent expense is recorded on a straight-line basis over the term of the lease. Accordingly, prepaid rent is recorded in the accompanying balance sheets in other assets as the difference between rent expense and amounts paid under the terms of the lease agreements.

         Rent expense, including monthly equipment rentals, was approximately $2.4 million, $3.2 million and $2.8 million, for the fiscal years ended September 26, 2004, September 28, 2003 and September 29, 2002, respectively.

         CONTINGENCIES

         The Company maintains employment agreements with its Chief Executive Officer, James Rudis, and its Chief Financial Officer, John Steinbrun. Mr. Rudis' employment agreement expires on October 31, 2006 and Mr. Steinbrun's employment agreement expires on April 30, 2005. The remaining obligations under Mr. Rudis' and Mr. Steinbrun's employment agreements are $733,000 and $157,000, respectively.

         The Company's open purchase orders for raw materials and contractual obligations to purchase raw protein within the next two years total $17,700,000.

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

         The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes (based, in part, on advice of legal counsel) that such contingencies will be resolved without adversely affecting the Company's financial position, results of operations or cash flows.

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

         In January 2002, the Company also established a 401(k) plan for members of UFCW Union, Local 770 that covers employees meeting certain eligibility requirements. The plan provides for voluntary contributions that may be made by employees and for a contribution to be made by the Company in the event that revenues exceed $140 million for a fiscal year. The annual contribution under the plan ranges from $75-$100 per eligible employee if annual revenues range from $140-$145 million to $400-$425 per eligible employee if annual revenues exceed $200 million. No contributions have been required to be made by the Company under this plan.

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

13.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                    For the Fiscal Year Ended September 26, 2004
                                          ------------------------------------------------------------------
                                            December 28        March 28         June 27        September 26
                                          --------------    -------------     ------------     -------------
Net revenues                              $ 30,393,606      $ 31,137,910      $ 35,235,832     $ 37,190,127

Gross profit                                 3,706,244         3,460,022         3,684,147        3,460,853

Operating income                             1,517,376         1,245,790         1,766,994        1,745,430

Net income (loss)                           (2,059,010)         (169,300)          185,532          (98,878)

Net income (loss) per share - basic       $      (0.14)     $      (0.01)     $       0.01     $      (0.01)

Net income (loss) per share - diluted     $      (0.14)     $      (0.01)     $       0.01     $      (0.01)


                                                     For the Fiscal Year Ended September 28, 2003
                                          ------------------------------------------------------------------
                                            December 29        March 30         June 29         September 28
                                          --------------    -------------     ------------     -------------
Net revenues                              $  38,309,691     $ 33,610,990      $ 34,139,886     $ 30,889,843

Gross profit                                  2,770,374        1,772,980         3,303,903        4,095,181

Operating income (loss)                         426,919       (1,173,344)          888,954        1,713,337

Net income (loss)                              (646,244)      (1,807,003)       (1,750,967)      (2,218,084)

Net (loss) per share - basic              $       (0.06)    $      (0.15)     $      (0.14)    $      (0.17)

Net (loss) per share - diluted            $       (0.06)    $      (0.15)     $      (0.14)    $      (0.17)


                                                     F-28

                                                                                                              Schedule II

                                                    OVERHILL FARMS, INC.

                                       VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                    Balance at
                                                    Beginning                                                 Balance at
                Description                          of Year           Additions          Deductions          End of year
--------------------------------------------    ---------------     ---------------     ---------------     --------------
ACCOUNTS RECEIVABLE RESERVE

Allowance for Doubtful Accounts:
  2004                                          $    (111,000)      $    (109,000)      $       95,000      $   (125,000)
  2003                                               (102,000)           (475,000)             466,000          (111,000)
  2002                                                (25,000)            (90,000)              13,000          (102,000)

INVENTORY RESERVE

Excess and Obsolete Reserve
  2004                                          $    (270,000)      $    (151,000)      $     205,000       $   (216,000)
  2003                                               (100,000)           (369,000)            199,000           (270,000)
  2002                                                (50,000)           (141,000)             91,000           (100,000)

INCOME TAX VALUATION ALLOWANCE

  2004                                          $          --       $    (425,000)      $          --       $   (425,000)
  2003                                                     --                  --                  --                 --
  2002                                                     --                  --                  --                 --


                                                            F-29

EXHIBIT
NUMBER                INDEX OF EXHIBITS ATTACHED TO THIS REPORT
------                -----------------------------------------

31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002