Form 10-Q
period 2005-01-02
OVERHILL FARMS INC
filed 2005-02-09
CIK 1101020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
     (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JANUARY 2, 2005

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


                                 (323) 582-9977
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

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

As of February 9, 2005, there were 14,805,556 shares of the issuer's common stock, $.01 par value, outstanding.

                              OVERHILL FARMS, INC.
                                    FORM 10-Q
                          QUARTER ENDED JANUARY 2, 2005

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1.  Financial Statements

         Condensed Balance Sheets as of January 2, 2005 (unaudited) and
         September 26, 2004                                                    2

         Condensed Statements of Operations for the Three Months Ended
         January 2, 2005 and December 28, 2003 (unaudited)                     4

         Condensed Statements of Cash Flows for the Three Months Ended
         January 2, 2005 and December 28, 2003 (unaudited)                     5

         Notes to Condensed Financial Statements (unaudited)                   8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           17

Item 4.  Controls and Procedures                                              17

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                    18

Item 4.  Submission of Matters to a Vote of Security Holders                  18

Item 6.  Exhibits                                                             18

SIGNATURES                                                                    19

EXHIBITS FILED WITH THIS FORM 10-Q                                            20


ITEM 1.   FINANCIAL STATEMENTS

                                                  OVERHILL FARMS, INC.
                                                CONDENSED BALANCE SHEETS



                                                         ASSETS

                                                                                    January 2,       September 26,
                                                                                       2005               2004
                                                                                  -------------      -------------
                                                                                   (Unaudited)
Current assets:
   Cash                                                                           $  1,156,450       $  1,609,417
   Accounts receivable, net of allowance for doubtful accounts of $102,000
     and $125,000, respectively                                                     14,213,193         12,606,122
   Inventories                                                                      11,887,481         11,228,548
   Prepaid expenses and other                                                        1,582,442          1,641,333
   Deferred income taxes                                                               690,380            690,380
                                                                                  -------------      -------------
           Total current assets                                                     29,529,946         27,775,800
                                                                                  -------------      -------------

Property and equipment, at cost:
   Fixtures and equipment                                                           12,413,304         13,096,349
   Leasehold improvements                                                            9,059,661          9,066,829
   Automotive equipment                                                                 52,669             52,669
                                                                                  -------------      -------------
                                                                                    21,525,634         22,215,847
   Less accumulated depreciation                                                    (9,063,612)        (9,597,566)
                                                                                  -------------      -------------
                                                                                    12,462,022         12,618,281
                                                                                  -------------      -------------
Other assets:
   Excess of cost over value of net assets acquired                                 12,188,435         12,188,435
   Deferred financing costs, net of accumulated amortization of $257,000 and
     $199,000, respectively                                                            656,626            710,297
   Deferred income taxes                                                             3,569,298          3,935,242
   Other                                                                             2,163,670          2,321,514
                                                                                  -------------      -------------
                                                                                    18,578,029         19,155,488
                                                                                  -------------      -------------
Total assets                                                                      $ 60,569,997       $ 59,549,569
                                                                                  =============      =============


                                       The accompanying notes are an integral part
                                        of these condensed financial statements.


                                                  OVERHILL FARMS, INC.
                                          CONDENSED BALANCE SHEETS (CONTINUED)



                                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                      January 2,       September 26,
                                                                                         2005              2004
                                                                                    -------------      -------------
                                                                                     (Unaudited)
Current liabilities:
   Accounts payable                                                                 $  9,002,184       $  7,993,200
   Accrued liabilities                                                                 3,249,823          2,968,813
   Current maturities of long-term debt                                                3,508,172          3,293,187
                                                                                    -------------      -------------
           Total current liabilities                                                  15,760,179         14,255,200

Long-term debt, less current maturities                                               46,689,909         47,775,484
                                                                                    -------------      -------------
           Total liabilities                                                          62,450,088         62,030,684
                                                                                    -------------      -------------

Commitments and contingencies                                                                 --                 --

Shareholders' equity (deficit):
   Series A Preferred stock, $0.01 par value, authorized 50,000,000 shares,
     issued and outstanding, 23.57 shares (liquidation preference of $750,000)                --                 --
   Common stock, $0.01 par value, authorized 100,000,000 shares, issued and
     outstanding 14,805,556 shares                                                       148,056            148,056
   Additional paid-in capital                                                          9,573,562          9,573,562
   Warrants to purchase common stock                                                         400                400
   Accumulated deficit                                                               (11,602,109)       (12,203,133)
                                                                                    -------------      -------------
           Total shareholders' equity (deficit)                                       (1,880,091)        (2,481,115)
                                                                                    -------------      -------------
Total liabilities and shareholders' equity (deficit)                                $ 60,569,997       $ 59,549,569
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

                                        OVERHILL FARMS, INC.
                                 CONDENSED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                                              For the Three Months Ended
                                                           --------------------------------
                                                             January 2,        December 28,
                                                                2005               2003
                                                           -------------      -------------
Net revenues                                               $ 40,218,835       $ 30,393,606
Cost of sales                                                35,796,182         26,687,363
                                                           -------------      -------------
Gross profit                                                  4,422,653          3,706,243

Selling, general and administrative expenses                  1,784,062          2,188,867
                                                           -------------      -------------

Operating income                                              2,638,591          1,517,376

Other expenses:
  Interest expense                                           (1,511,922)        (1,744,590)
  Amortization of deferred financing costs                      (58,073)          (360,536)
  Debt extinguishment expenses                                     --           (2,778,374)
  Other                                                        (101,628)            51,114
                                                           -------------      -------------

Total other expenses                                         (1,671,623)        (4,832,386)
                                                           -------------      -------------

Income (loss) before income taxes                               966,968         (3,315,010)

Income tax expense (benefit)                                    365,944         (1,256,000)
                                                           -------------      -------------
Net income (loss)                                          $    601,024       $ (2,059,010)
                                                           =============      =============
Net income (loss) per share:

  Basic                                                    $       0.04       $      (0.14)
                                                           =============      =============
  Diluted                                                  $       0.04       $      (0.14)
                                                           =============      =============

Shares used in computing net income (loss) per share:

  Basic                                                      14,805,556         14,805,556
  Diluted                                                    15,202,089         14,805,556



                             The accompanying notes are an integral part
                              of these condensed financial statements.

                                        OVERHILL FARMS, INC.
                                 CONDENSED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                 For the Three Months Ended
                                                              -------------------------------
                                                               January 2,       December 28,
                                                                  2005              2003
                                                              ------------      ------------
Operating Activities:
  Net income (loss)                                           $   601,024       $(2,059,010)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                448,673         1,001,167
     Loss on asset disposals                                       73,241                --
     Provision for doubtful accounts                               23,108                --
     Noncash debt extinguishment expenses                              --         2,558,374
     Deferred tax benefit                                         365,944        (1,256,000)
     Changes in:
       Accounts receivable                                     (1,630,179)       (2,908,079)
       Inventories                                               (658,933)         (239,635)
       Prepaid expenses and other                                 212,333          (171,464)
       Accounts payable                                         1,008,984        (1,246,248)
       Accrued liabilities                                        272,766           205,183
                                                              ------------      ------------

Net cash provided by (used in) operating activities               716,961        (4,115,712)
                                                              ------------      ------------

Investing Activities:
  Additions to property and equipment                            (299,338)          (70,842)
                                                              ------------      ------------

Net cash used in investing activities                            (299,338)          (70,842)
                                                              ------------      ------------



                             The accompanying notes are an integral part
                              of these condensed financial statements.


                                   OVERHILL FARMS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                        (UNAUDITED)


                                                           For the Three Months Ended
                                                         ------------------------------
                                                          January 2,       December 28,
                                                             2005              2003
                                                         ------------      ------------
Financing Activities:
  Proceeds from borrowings on long-term debt             $        --       $ 5,000,000
  Principal payments on long-term debt                      (870,590)          (81,276)
  Deferred financing costs                                        --          (395,538)
                                                         ------------      ------------

Net cash (used in) provided by financing activities         (870,590)        4,523,186
                                                         ------------      ------------

Net (decrease) increase in cash                             (452,967)          336,632
Cash at beginning of period                                1,609,417           513,622
                                                         ------------      ------------

Cash at end of period                                    $ 1,156,450       $   850,254
                                                         ============      ============

Supplemental Schedule of Cash Flow Information:
   Cash paid during the period for:
     Interest                                            $ 1,999,701       $ 1,336,500
     Income taxes                                        $        --       $        --





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

                              OVERHILL FARMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JANUARY 2, 2005
                                   (UNAUDITED)


1. NATURE OF BUSINESS AND ORGANIZATIONAL MATTERS

     Overhill Farms, Inc. (the "Company" or "Overhill Farms") is a producer of high-quality entrees, plated meals, meal components, soups, sauces, and poultry, meat and fish specialties. The Company was a 99% owned subsidiary of TreeCon Resources, Inc., formerly known as Polyphase Corporation and Overhill Corporation, until the completion of the spin-off in October 2002. In the spin-off, TreeCon Resources distributed all of the outstanding shares of the Company's common stock that it owned to the holders of record of TreeCon Resources common stock as of the close of business on September 30, 2002.

2. BASIS OF PRESENTATION

     Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 2, 2005 are not necessarily indicative of the results that may be expected for the year ending October 2, 2005 or for any other period.

     The condensed balance sheet at September 26, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

     For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 26, 2004.

3.       RECENT ACCOUNTING PRONOUNCEMENTS

     On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised
2004), "Share-Based Payment" ("SFAS No. 123R")," which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95 "Statement of Cash Flows." Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is not an alternative.

     SFAS No. 123R must be adopted by the first interim or annual period beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company currently expects to adopt SFAS No. 123R in the fiscal quarter ending October 2, 2005.

     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, adoption of SFAS No. 123R's fair value method will have a significant impact on the Company's result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earning per share in Note 7 to the Company's condensed financial statements. SFAS No. 123 also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options. There were no operating cash flows in prior periods from share-based payments.

     In December 2004, the FASB issued FASB Staff Position No. 109-1, "Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1"). FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (the "Act") should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The adoption of FSP 109-1 will have no impact on the Company's results of operations or financial position for fiscal year 2005, as the manufacturer's deduction is not available to the Company until fiscal year 2006. The Company is currently evaluating the effect that the manufacturer's deduction will have in subsequent years.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact that this statement will have on its financial statements.

4. INVENTORIES

     Inventories are summarized as follows:

                                 January 2,     September 26,
                                    2005            2004
                                -----------      -----------
          Raw ingredients       $ 5,083,624      $ 3,815,724
          Finished product        5,123,589        5,764,418
          Packaging               1,680,268        1,648,406
                                -----------      -----------
                                $11,887,481      $11,228,548
                                ===========      ===========


     A reserve is established for the estimated aged surplus, spoiled or damaged products, and discontinued inventory items and components. Historically, the amount of the reserve was determined by analyzing inventory composition, expected usage, historical and projected sales information, and other factors. During the quarter ended January 2, 2005, the Company revised its method to apply reserve estimation percentages to aging categories. The effect of this change in estimate resulted in one-time higher cost of sales and lower gross profit of approximately $650,000 and lowered net income by approximately $370,000 for the three months ended January 2, 2005.

5. LONG-TERM DEBT

     On October 31, 2003, the Company entered into debt refinancing arrangements with Levine Leichtman Capital Partners II, L.P. ("LLCP") and Pleasant Street Investors, LLC ("PSI"). The Company issued to LLCP a second amended and restated secured senior subordinated note due October 31, 2006 in the stated principal amount of $28,858,000. The note has a base interest rate of 13.5%, subject to increase upon the occurrence of any interest rate event, as defined in the purchase documents, or event of default, and a maturity date of October 31, 2006.

     PSI has made two term loans to the Company. The senior Term A Loan, in the principal amount of $17,800,000, has an annual interest rate on the in-formula portion of 5.5%. The $5,000,000 Term B Loan amortizes monthly and carries a base interest rate of 12%. The interest rates on the Term A Loan and Term B Loan are subject to increase upon the occurrence of any interest rate event, as defined in the loan documents, or event of default as provided in the notes that evidence those loans. The Term A Loan and the Term B Loan were to mature on October 31, 2006. The maturity of the Term B Loan was subsequently amended, as discussed below. The prepayment terms of the Term A Loan and the Term B Loan provide, among other things, that the Company will make mandatory prepayments of annual excess cash flow, if any.

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

     The October 31, 2003 debt refinancing has been recorded as a debt extinguishment. Accordingly, unamortized costs associated with the LLCP and PSI debt that existed at October 31, 2003, along with new amendment fees paid to LLCP and PSI, were expensed on October 31, 2003. The unamortized costs included original issue debt discounts of $1,048,677, unamortized financing fees and expenses of $1,456,834 and unamortized cost of warrants issued to LLCP in September 2002 of $618,633. The total expense recognized in connection with the October 31, 2003 debt extinguishment, including the amendment fees of $184,800 and $35,200, amounted to $2,778,374.

     The Company did not meet the level "A" fixed charges requirement of the securities purchase agreement with LLCP and the loan and securities agreement with PSI at June 27, 2004, which triggered an interest rate event, causing interest rates to increase on all debt by 2%. However, the Company did meet the level "B" fixed charges requirement and therefore, no event of default, as defined in the loan documents, occurred. The Company did meet all of the other level "A" requirements, including the EBITDA requirement. The level "A" fixed charges requirement was not met because of management's decision to make capital expenditures in the third quarter of fiscal year 2004. The capital expenditures were made to secure cost savings and to meet the production requirements of a significant customer. As a result of the interest rate event, interest rates rose, effective June 28, 2004. Except as described below, the fixed charges requirement is measured quarterly, and increases in interest rates due to an interest rate event remain in effect until the end of the first full quarter in which the Company meets the fixed charges requirement.

     On October 6, 2004, the Company executed the fourth amendment to the existing financing arrangements with PSI and LLCP to amend the financial covenants and various other provisions. Effective September 26, 2004, the new amendments to the securities purchase agreement with LLCP and the loan and securities agreement with PSI eliminated, for the fiscal quarters ending January 2, 2005 and April 3, 2005, the potential for a 2% increase in interest rates like the increase that occurred on June 27, 2004, and reduced the base rate on the Term B Loan from 12% to LIBOR plus 7.5%. In exchange, the Company agreed to increase its payment of principal on the Term B Loan from $69,445 per month to specified monthly amounts ranging from $254,445 to $274,445. Prior to this amendment, the Term B Loan was to have a balance of $2.5 million due at maturity of the loan on October 31, 2006. Under this amendment, the Term B Loan will be entirely paid off by January 31, 2006. The increase in cash required for principal repayment is offset, in part, by savings from the reduction in interest rates.

     The Company believes, based upon forecasted performance for fiscal year 2005, that it is probable that the Company will be in compliance with all of its revised financial and other covenant requirements. Accordingly, based upon projected covenant compliance and as a result of the refinancing of the obligations described above, all principal amounts payable to LLCP and to PSI, other than currently scheduled principal payments, have been classified as long-term liabilities in the accompanying balance sheet as of January 2, 2005. In the future, the failure of the Company to achieve certain revenue, expense and profitability levels could result in a violation of the amended financial covenants under its financing arrangements and could result in acceleration of maturity of the loans, which could adversely affect the Company's financial condition, results of operations or cash flows.

6. PER SHARE DATA

     The Company computes earnings per share ("EPS") pursuant to SFAS No. 128 "Earnings Per Share." Basic EPS is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS is computed based on the weighted average number of common shares outstanding for the period and potentially dilutive common stock equivalents outstanding for the period.

     A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

                                                       Three Months Ended
                                                 -------------------------------
                                                   January 2,       December 28,
                                                     2005              2003
                                                 -------------     -------------
Basic EPS Computation:
Numerator                                        $    601,024      $ (2,059,010)
Denominator:
  Weighted average common shares outstanding       14,805,556        14,805,556
                                                 -------------     -------------
       Total shares                                14,805,556        14,805,556
                                                 =============     =============
Basic EPS                                        $       0.04      $      (0.14)
                                                 =============     =============
Diluted EPS Computation:
Numerator                                        $    601,024      $ (2,059,010)
Denominator:
  Weighted average common shares outstanding       14,805,556        14,805,556
   Incremental shares from assumed conversion
     of preferred stock and exercise of stock
     option and warrants                              396,533                --
                                                 -------------     -------------
       Total shares                                15,202,089        14,805,556
                                                 =============     =============
Diluted EPS                                      $       0.04      $      (0.14)
                                                 =============     =============


     For the three months ended January 2, 2005, 472,000 shares attributable to outstanding out-of-the-money stock options were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive. For the three months ended December 28, 2003, 672,000 shares attributable to outstanding stock options, warrants exercisable for 200 shares and 283,076 shares of convertible preferred stock were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

7. STOCK OPTIONS

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

     For purposes of pro forma disclosures, the estimated fair value of the options, based on the Black-Scholes option pricing model, is amortized to expense over the options' vesting periods. Had the fair value method under SFAS No. 123, as amended by SFAS No. 148 been adopted, there would have been no pro forma expense in the three months ended January 2, 2005 and December 28, 2003, as there were no unvested options outstanding during the periods.

8. INCOME TAXES

     During the three months ended January 2, 2005, the Company recorded income tax expense of $366,000 and a decrease in its deferred tax asset of $366,000. The Company recorded a $425,000 valuation allowance against a portion of its deferred tax assets, since it believed that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future. The Company currently expects to improve on its current operating results, and continue profitable operations, primarily through (a) improving gross margins by streamlining additional costs and continuing to leverage the manufacturing and storage facilities to improve manufacturing efficiency, (b) growing revenues from profitable product lines and increasing its customer base, (c) adding higher margin products and (d) maintaining reduced future interest costs on outstanding debt as a result of the recently completed amendments to its financing arrangements. Failure by the Company to successfully improve margins, grow revenues and/or maintain anticipated savings on future interest costs, and return to profitable operating results in the near term, could adversely affect the Company's expected realization of some or all of its deferred tax assets and could require the Company to record a valuation allowance against some or all of such assets, which could adversely affect the Company's financial position and results of operations.

     The effective tax rates for the first three months of fiscal years 2005 and 2004 were based upon the estimated annual effective tax rates of approximately 40.8% in 2005 and (37.9%) in 2004, respectively. The effective tax rate for the first three months of fiscal year 2005 approximated the statutory rate. The effective tax rate for the first three months of fiscal year 2004 was lower than the statutory rate based upon California's limitation on net operating (benefit) loss carryovers, which permits only 50% of the net operating loss to be used in future periods.

9. CONTINGENCIES

   LEGAL PROCEEDINGS

     From time to time, the Company is involved in various lawsuits, claims and proceedings related to the conduct of the Company's business. Management does not believe that the disposition of any pending claims is likely to adversely affect the Company's financial condition, results of operations, or cash flows.

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

     A significant portion of the Company's total net revenues was derived from three customers. Panda Restaurant Group, Jenny Craig Products and American Airlines accounted for approximately 30.3%, 14.1% and 9.4%, respectively, of the Company's revenues for the three months ended January 2, 2005. Distributors for Panda Restaurant Group, Jenny Craig Products and American Airlines accounted for approximately 35.4%, 21.6% and 13.0%, respectively, of the Company's total accounts receivable balance at January 2, 2005. Panda Restaurant Group, Jenny Craig Products and American Airlines accounted for approximately 28.7%, 17.9% and 9.3%, respectively, of the Company's revenues for the three months ended December 28, 2003. Distributors for Panda Restaurant Group, Jenny Craig Products and American Airlines accounted for approximately 18.0%, 24.1% and 16.2%, respectively, of the Company's total accounts receivable balance at September 26, 2004. The Company intends to reduce its reliance on a small concentration of accounts by further expansion into custom products for retail and foodservice customers nationwide.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The following discussion and analysis should be read in conjunction with our condensed financial statements and notes to condensed financial statements included elsewhere in this document. This report, and our condensed financial statements and notes to our condensed financial statements, contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies.

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning our operations and financial performance and condition. For this purpose, statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "projects," "forecasts," "goal," or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future company actions, that may be provided by management, are also forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others:

     o    the impact of competitive products and pricing;

     o market conditions that may affect the cost of raw materials as well as the markets for our products;

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

     o    changes in governmental laws and regulations, including income taxes;
          and

     o other factors as may be discussed in this report and other reports we file with the Securities and Exchange Commission, including those described in Item 7 of our annual report on Form 10-K for the fiscal year ended September 26, 2004 under the heading "Risk Factors Related to Our Business and Industry."

OVERVIEW

     Our goal is to be a leading developer and manufacturer of value-added food products and provider of custom prepared foods. We intend to create superior value for our stockholders by continuing to execute our growth and operating strategies. We employ the following corporate strategies:

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

CRITICAL ACCOUNTING POLICIES

     Management's discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Our significant accounting policies are described in the notes to the audited financial statements that are included in our 2004 annual report on Form 10-K for the year ended September 26, 2004. We believe the following critical accounting policies are related to our more significant estimates and assumptions used in the preparation of our financial statements.

     CONCENTRATIONS OF CREDIT RISK. Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral from our customers. A bankruptcy or other significant financial deterioration of any customers could impact their future ability to satisfy their receivables with us. Our allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions. Until fiscal 2003, bad debt expense and accounts receivable write-offs, net of recoveries, historically were immaterial as we generally transact the substantial portion of our business with large, established food or service related businesses. There were no write-offs, net of recoveries, to the allowance for doubtful accounts for the three months ended January 2, 2005 and December 28, 2003, respectively.

     A significant portion of our total net revenues was derived from three customers. Panda Restaurant Group, Jenny Craig Products and American Airlines accounted for approximately 30.3%, 14.1% and 9.4%, respectively, of our revenues for the three months ended January 2, 2005. Distributors for Panda Restaurant Group, Jenny Craig Products and American Airlines accounted for approximately 35.4%, 21.6% and 13.0%, respectively, of our total accounts receivable balance at January 2, 2005. Panda Restaurant Group, Jenny Craig Products and American Airlines accounted for approximately 28.7%, 17.9% and 9.3%, respectively, of our revenues for the three months ended December 28, 2003. Distributors for Panda Restaurant Group, Jenny Craig Products and American Airlines accounted for approximately 18.0%, 24.1% and 16.2%, respectively, of our total accounts receivable balance at September 26, 2004.

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

     A reserve is established for the estimated aged surplus, spoiled or damaged products, and discontinued inventory items and components. Historically, the amount of the reserve was determined by analyzing inventory composition, expected usage, historical and projected sales information, and other factors. During the quarter ended January 2, 2005, we revised our method to apply reserve estimation percentages to aging categories. The effect of this change in estimate resulted in one-time higher cost of sales and lower gross profit of approximately $650,000 and lowered net income by approximately $370,000 for the three months ended January 2, 2005.

     EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED. We evaluate the excess of cost over fair value of net assets acquired (goodwill) at least annually for impairment in accordance with SFAS No. 142. We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data. No impairment of goodwill was recorded during fiscal year 2004. At January 2, 2005, we had goodwill of $12,188,000. A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

     INCOME TAXES. During the three months ended January 2, 2005, we recorded income tax expense of $366,000 and a decrease in our deferred tax asset of $366,000. We recorded a $425,000 valuation allowance against a portion of our deferred tax assets, since we believe that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future. Should our estimates of future taxable income decline, we may not realize some or all of our remaining deferred tax assets, and we could be required to record a larger valuation allowance against some or all of those assets, which would result in a charge to operations. The effective tax rates for the first three months of fiscal years 2005 and 2004 were based upon the estimated annual effective tax rates of approximately 40.8% in 2005 and (37.9%) in 2004, respectively. The effective tax rate for the first three months of fiscal year 2005 approximated the statutory rate. The effective tax rate for the first three months of fiscal year 2004 was lower than the statutory rate based upon California's limitation on net operating (benefit) loss carryovers, which permits only 50% of the net operating loss to be used in future periods.

RESULTS OF OPERATIONS

QUARTER ENDED JANUARY 2, 2005 COMPARED TO QUARTER ENDED DECEMBER 28, 2003

     While we operate as a single business unit, manufacturing various products on common production lines, revenues from similar customers are grouped into the following natural categories: retail (including weight loss), foodservice and airlines.

     The quarters ended January 2, 2005 and December 28, 2003 were 14-week and 13-week periods, respectively.

     NET REVENUES. Net revenues for the first quarter of fiscal year 2005 increased $9,825,000 (32.3%) to $40,219,000 from $30,394,000 for the first quarter of fiscal year 2004. The increase in net revenues resulted from growth in all business categories through the continued development of existing accounts and from the addition of new customers. Retail (including weight loss) net revenues increased $5,356,000 (47.5%) to $16,628,000 for the first quarter of fiscal year 2005 as compared to $11,272,000 for the first quarter of fiscal year 2004, attributable to sales to new retail customers added during the second half of fiscal year 2004. Airline net revenues increased $2,252,000 (36.1%) to $8,491,000 for the first quarter of fiscal year 2005 as compared to $6,239,000 for the first quarter of fiscal year 2004. This was the result of growth from existing customers due to increased air travel and the addition of new airline accounts. Foodservice net revenues increased $2,216,000 (17.2%) to $15,099,000 for the first quarter of fiscal year 2005 as compared to $12,883,000 for the first quarter of fiscal year 2004 due to increased production requirements of an existing customer.

     GROSS PROFIT. Gross profit increased $717,000 (19.3%) to $4,423,000 for the first quarter of fiscal year 2005 as compared to $3,706,000 for the first quarter of fiscal year 2004. This was the result of better leveraging of fixed costs associated with increased production volume during the quarter. The improved gross profit from the volume increase was offset by a change in estimated inventory reserve amounts, resulting in gross profit as a percentage of net revenues of 11.0% for the first quarter of fiscal year 2005 as compared to 12.2% for the first quarter of fiscal year 2004. In addition, the Company decided to accept some lower-margin contracts from customers the Company believes have the potential to generate significant sales volume in the future. The Company believes that with the start-up of production on the new accounts completed, overall gross margins should improve in future periods.

     A reserve method that applies estimated reserve percentages to aging categories was adopted during the first quarter of fiscal year 2005. The impact of this change in estimate resulted in a one-time increase to cost of sales and decrease in gross profit of approximately $650,000 or 1.6% decline in gross profit as a percentage of net revenues.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (SG&A) decreased $405,000 (18.5%) to $1,784,000 (4.4% of net revenues) for the first quarter of fiscal year 2005 as compared to $2,189,000 (7.2% of net revenues) for the first quarter of fiscal year 2004. The decrease in SG&A resulted primarily from reduction in legal fees and the reduced requirement for point-of-sale demonstration and promotional activity.

     OPERATING INCOME. Operating income increased $1,122,000 (74.0%) to $2,639,000 for the first quarter of fiscal year 2005 as compared to $1,517,000 for the first quarter of fiscal year 2004 due to revenue growth and improvements in production costs and SG&A expenses discussed above.

     OTHER EXPENSES. Other expenses decreased $3,160,000 (65.4%) for the first quarter of fiscal year 2005 to $1,672,000 as compared to $4,832,000 for the first quarter of fiscal year 2004. The decrease was attributable to savings realized from the debt refinancing discussed below. In particular, interest expense and amortization costs declined 13.3% and 83.9%, respectively, for the first quarter of fiscal year 2005 from the first quarter of fiscal year 2004. However, included in other expenses for the first quarter of fiscal year 2004 was a substantially noncash charge of $2,778,000 for debt extinguishment expenses related to the write-off of deferred financing costs and debt issue costs in connection with the October 2003 refinancing discussed below.

     NET INCOME (LOSS). The net result for the first quarter of fiscal year 2005 was net income of $601,000 ($.04 per basic and diluted share) as compared to a net loss of $2,059,000 ($.14 per basic and diluted share) for the first quarter of fiscal year 2004.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal source of liquidity is cash generated from our operating activities. Our cash and cash equivalents decreased $453,000 to $1,156,000 at January 2, 2005 from $1,609,000 at September 26, 2004.

     During the first quarter of fiscal year 2005, our operating activities provided cash of $717,000 as compared to a use of cash of $4,116,000 during the first quarter of fiscal year 2004. Cash generated from operations before working capital changes was $1,512,000. Cash generated from changes in working capital resulted from a $1,009,000 increase in accounts payable, a $273,000 increase in accrued liabilities and a decrease in prepaid expenses of $212,000, reduced by decreases in cash that resulted from a $1,630,000 increase in accounts receivable and a $659,000 increase in inventories. As of January 2, 2005, we had working capital of $13,770,000.

     During the first quarter of fiscal year 2005, our investing activities resulted in a use of cash of $299,000 as compared to a use of cash of $71,000 during the first quarter of fiscal year 2004. Current year additions to property and equipment relate to the purchase of new machinery to automate certain manufacturing processes.

     During the first quarter of fiscal year 2005, our financing activities resulted in a use of cash of $871,000 as compared to cash provided of $4,523,000 during the first quarter of fiscal year 2004. The use of cash during the current fiscal year resulted from principal payments on our long-term debt. The cash provided in the first quarter of fiscal year 2004 resulted primarily from new borrowings, net of related deferred financing costs, in connection with the debt refinancing in October 2003 (as discussed below), offset by principal payments during the fiscal year on our long-term debt.

     On October 31, 2003, we entered into debt refinancing arrangements with LLCP and PSI. We issued to LLCP a second amended and restated secured senior subordinated note due October 31, 2006 in the stated principal amount of $28,858,000. The note has a base interest rate of 13.5%, subject to increase upon the occurrence of any interest rate event, as defined in the purchase documents, or event of default, and a maturity date of October 31, 2006.

     PSI has made two term loans to us. The senior Term A Loan, in the principal amount of $17,800,000, has an annual interest rate on the in-formula portion of 5.5%. The $5,000,000 Term B Loan amortizes monthly and carries a base interest rate of 12%. The interest rates on the Term A Loan and Term B Loan are subject to increase upon the occurrence of any interest rate event, as defined in the loan documents, or event of default as provided in the notes that evidence those loans. The Term A Loan and the Term B Loan were to mature on October 31, 2006. The maturity of the Term B Loan was subsequently amended, as discussed below. The prepayment terms of the Term A Loan and the Term B Loan provide, among other things, that we will make mandatory prepayments of annual excess cash flow, if any.

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

     The October 31, 2003 debt refinancing has been recorded as a debt extinguishment. Accordingly, unamortized costs associated with the LLCP and PSI debt that existed at October 31, 2003, along with new amendment fees paid to LLCP and PSI, were expensed on October 31, 2003. The unamortized costs included original issue debt discounts of $1,048,677, unamortized financing fees and expenses of $1,456,834 and unamortized cost of warrants issued to LLCP in September 2002 of $618,633. The total expense recognized in connection with the October 31, 2003 debt extinguishment, including the amendment fees of $184,800 and $35,200, amounted to $2,778,374.

     We did not meet the level "A" fixed charges requirement of the securities purchase agreement with LLCP and the loan and securities agreement with PSI at June 27, 2004, which triggered an interest rate event, causing interest rates to increase on all debt by 2%. However, we did meet the level "B" fixed charges requirement and therefore, no event of default, as defined in the loan documents, occurred. We did meet all of the other level "A" requirements, including the EBITDA requirement. The level "A" fixed charges requirement was not met because of our decision to make capital expenditures in the third quarter of fiscal year 2004. The capital expenditures were made to secure cost savings and to meet the production requirements of a significant customer. As a result of the interest rate event, interest rates rose, effective June 28, 2004. Except as described below, the fixed charges requirement is measured quarterly, and increases in interest rates due to an interest rate event remain in effect until the end of the first full quarter in which we meet the fixed charges requirement.

     On October 6, 2004, we executed the fourth amendment to the existing financing arrangements with PSI and LLCP to amend the financial covenants and various other provisions. Effective September 26, 2004, the new amendments to the securities purchase agreement with LLCP and the loan and securities agreement with PSI eliminated, for the first and second quarters of fiscal year 2005, the potential for a 2% increase in interest rates like the increase that occurred on June 7, 2004, and reduced the base rate on the Term B Loan from 12% to LIBOR plus 7.5%. In exchange, we agreed to increase our payment of principal on the Term B Loan from $69,445 per month to specified monthly amounts ranging from $254,445 to $274,445. Prior to this amendment, the Term B Loan was to have a balance of $2.5 million due at maturity of the loan on October 31, 2006. Under this amendment, the Term B Loan will be entirely paid off by January 31, 2006. The increase in cash required for principal repayment is offset, in part, by savings from the reduction in interest rates.

     We believe, based upon forecasted performance for fiscal year 2005, that it is probable that we will be in compliance with all of the revised financial and other covenant requirements. Accordingly, based upon projected covenant compliance and as a result of the refinancing of the obligations described above, all principal amounts payable to LLCP and to PSI, other than currently scheduled principal payments, have been classified as long-term liabilities in the accompanying balance sheet as of January 2, 2005. In the future, our failure to achieve certain revenue, expense and profitability levels could result in a violation of the amended financial covenants under our financing arrangements and could result in acceleration of maturity of the loans, which could adversely affect our financial condition, results of operations or cash flows.

     We believe that funds available to us from operations and existing capital resources will be adequate for our capital requirements for at least the next twelve months.

     Following is a summary of our contractual obligations at January 2, 2005.

                                                          PAYMENTS DUE BY PERIOD
                                                          ----------------------

       CONTRACTUAL                               REMAINDER OF                                    MORE THAN
       OBLIGATIONS                  TOTAL        FISCAL YEAR      2-3 YEARS       4-5 YEARS       5 YEARS
       -----------                  -----        -----------      ---------       ---------       -------
     Debt maturities            $ 50,198,081    $  2,689,527    $ 47,508,554    $         --    $         --

     Contractual obligations      14,452,882       1,719,772       3,832,926       2,851,939       6,048,245

     Open purchase orders         38,120,185      30,009,435       8,110,750              --              --
                                -------------   -------------   -------------   -------------   -------------
     Total contractual
        obligations             $102,771,148    $ 34,418,734    $ 59,452,230    $  2,851,939    $  6,048,245


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk - Obligations. We are subject to interest rate risk on variable interest rate obligations. A hypothetical 10% increase in average market interest rates would increase by approximately $163,000 annual interest expense on our debt outstanding as of January 2, 2005. We are also subject to interest rate risk on our fixed interest rate obligations. Based upon outstanding amounts of fixed rate obligations as of January 2, 2005, a hypothetical 10% decrease in average market interest rates would increase the fair value of outstanding fixed rate debt by approximately $265,000.

ITEM 4. CONTROLS AND PROCEDURES

     Our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has concluded based on its evaluation as of January 2, 2005 that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

     During the first quarter of fiscal year 2005 there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 28, 2004, we held our 2004 annual meeting of stockholders. The total number of outstanding votable shares included 14,805,556 shares of common stock that were entitled to cast one vote per share on each proposal and 23.57 shares of Series A Convertible Preferred Stock that were entitled to cast 12,010 votes per share on each proposal. Nine nominees were presented for election and elected to our board of directors at the meeting. The results of the vote were as follows:

  Nominee                           For              Withheld        Total Voted
  -------                           ---              --------        -----------
  James Rudis                       8,613,682        121,425         8,735,107
  John L. Steinbrun                 8,582,319        152,788         8,735,107
  William E. Shatley                8,581,394        153,713         8,735,107
  Harold Estes                      8,410,169        324,938         8,735,107
  Geoffrey A. Gerard                8,582,219        152,888         8,735,107
  John E. McConnaughy, Jr.          8,595,982        139,125         8,735,107
  Alexander Auerbach                8,612,507        122,600         8,735,107
  Louis J. Giraudo                  8,613,007        122,100         8,735,107
  Alexander Rodetis, Jr.            8,613,007        122,100         8,735,107

ITEM 6.  EXHIBITS

(a)      Exhibits

         Number                              Description
         ------                              -----------

          10.1 Fourth Amendment to Second Amended and Restated Loan and Security Agreement, dated October 6, 2004, to be effective as of September 26, 2004, by and among Overhill Farms, Inc. and Pleasant Street Investors, LLC (1)

          10.2 Fourth Amendment to Second Amended and Restated Securities Purchase Agreement, dated October 6, 2004, to be effective as of September 26, 2004, by and among Overhill Farms, Inc. and Levine Leichtman Capital Partners II, L.P. (1)

          10.3 Amendment to Second Amended and Restated Secured Senior Subordinated Note due 2006, dated October 6, 2004, to be effective as of September 26, 2004, by and between Overhill Farms, Inc. and Levine Leichtman Capital Partners II, L.P.
                    (1)

          10.4 Consent Under Second Amended and Restated Intercreditor and Subordination Agreement, dated October 6, 2004, to be effective as of September 26, 2004, by and between Pleasant Street Investors, LLC and Levine Leichtman Capital Partners II, L.P. (1)

          31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002 (2)

          32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                    (2)

      ---------------

          (1) Filed with the initial filing of our Form 8-K for October 6, 2004 and incorporated herein by reference.

          (2)       Filed herewith

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     OVERHILL FARMS, INC.
                                                     (REGISTRANT)


Date:    February 9, 2005                   By: /s/  James Rudis
                                                --------------------------------
                                                     James Rudis
                                                     Chairman, President and
                                                     Chief Executive Officer



Date:    February 9, 2005                   By: /s/  John L. Steinbrun
                                                --------------------------------
                                                     John L. Steinbrun
                                                     Senior Vice President and
                                                     Chief Financial Officer

                       EXHIBITS FILED WITH THIS FORM 10-Q



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