Form 10-Q
period 2005-04-03
OVERHILL FARMS INC
filed 2005-04-27
CIK 1101020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2005

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

As of April 27, 2005 there were 14,805,556 shares of the issuer's common stock, $.01 par value, outstanding.

                              OVERHILL FARMS, INC.
                                    FORM 10-Q
                           QUARTER ENDED APRIL 3, 2005



                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------


Item 1.  Financial Statements

         Condensed Balance Sheets as of April 3, 2005 (unaudited)
          and September 26, 2004                                            2

         Condensed Statements of Operations for the Three Months
          Ended April 3, 2005 and March 28, 2004 (unaudited)                4

         Condensed Statements of Operations for the Six Months
          Ended April 3, 2005 and March 28, 2004 (unaudited)                5

         Condensed Statements of Cash Flows for the Six Months
          Ended April 3, 2005 and March 28, 2004 (unaudited)                6

         Notes to Condensed Financial Statements (unaudited)                8

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        19

Item 4.  Controls and Procedures                                           19

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                 20

Item 6.  Exhibits                                                          20

SIGNATURES                                                                 21

EXHIBITS FILED WITH THIS FORM 10-Q                                         22

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                      OVERHILL FARMS, INC.
                                    CONDENSED BALANCE SHEETS


                                             ASSETS

                                                                    April 3,       September 26,
                                                                     2005              2004
                                                                  ------------     ------------
                                                                  (Unaudited)
Current assets:
   Cash                                                           $  2,045,735     $  1,609,417
   Accounts receivable, net of allowance for doubtful accounts
     of $87,000 and $125,000, respectively                          14,639,789       12,606,122
   Inventories                                                       9,624,746       11,228,548
   Prepaid expenses and other                                        1,696,628        1,641,333
   Deferred income taxes                                               690,380          690,380
                                                                  ------------     ------------
           Total current assets                                     28,697,278       27,775,800
                                                                  ------------     ------------


Property and equipment, at cost:
   Fixtures and equipment                                           12,574,447       13,096,349
   Leasehold improvements                                            9,059,661        9,066,829
   Automotive equipment                                                 52,669           52,669
                                                                  ------------     ------------
                                                                    21,686,777       22,215,847
   Less accumulated depreciation                                    (9,444,609)      (9,597,566)
                                                                  ------------     ------------
                                                                    12,242,168       12,618,281
                                                                  ------------     ------------

Other assets:
   Excess of cost over value of net assets acquired                 12,188,435       12,188,435
   Deferred financing costs, net of accumulated amortization
     of $311,000 and $199,000, respectively                            601,824          710,297
   Deferred income taxes                                             2,789,404        3,935,242
   Other                                                             2,005,826        2,321,514
                                                                  ------------     ------------
                                                                    17,585,489       19,155,488
                                                                  ------------     ------------

Total assets                                                      $ 58,524,935     $ 59,549,569
                                                                  ============     ============


                          The accompanying notes are an integral part
                            of these condensed financial statements.



                                    OVERHILL FARMS, INC.
                            CONDENSED BALANCE SHEETS (CONTINUED)


                       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


                                                                April 3,       September 26,
                                                                  2005            2004
                                                              ------------     ------------
                                                              (Unaudited)
Current liabilities:
   Accounts payable                                           $  7,587,465     $  7,993,200
   Accrued liabilities                                           3,032,900        2,968,813
   Current maturities of long-term debt                          1,924,017        3,293,187
                                                              ------------     ------------
           Total current liabilities                            12,544,382       14,255,200

Long-term debt, less current maturities                         46,676,127       47,775,484
                                                              ------------     ------------
           Total liabilities                                    59,220,509       62,030,684
                                                              ------------     ------------

Commitments and contingencies                                           --               --

Shareholders' equity (deficit):
   Series A Preferred stock, $0.01 par value,
     authorized 50,000,000 shares, issued and outstanding,
     23.57 shares (liquidation preference of $750,000)                  --               --
   Common stock, $0.01 par value, authorized 100,000,000
     shares, issued and outstanding 14,805,556 shares              148,056          148,056
   Additional paid-in capital                                    9,696,514        9,573,562
   Warrants to purchase common stock                                   400              400
   Accumulated deficit                                         (10,540,544)     (12,203,133)
                                                              ------------     ------------
           Total shareholders' equity (deficit)                   (695,574)      (2,481,115)
                                                              ------------     ------------

Total liabilities and shareholders' equity (deficit)          $ 58,524,935     $ 59,549,569
                                                              ============     ============


                        The accompanying notes are an integral part
                          of these condensed financial statements.




                                  OVERHILL FARMS, INC.
                           CONDENSED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)


                                                           For the Three Months Ended
                                                         -----------------------------
                                                           April 3,        March 28,
                                                             2005             2004
                                                         ------------     ------------

Net revenues                                             $ 43,338,648     $ 31,137,910
Cost of sales                                              37,734,108       27,677,887

Gross profit                                                5,604,540        3,460,023

Selling, general and administrative expenses                2,014,349        2,214,232
                                                         ------------     ------------

Operating income                                            3,590,191        1,245,791

Other expenses:
  Interest expense                                         (1,579,093)      (1,485,003)
  Amortization of deferred financing costs                    (54,802)         (48,378)
  Other                                                      (114,837)          14,966
                                                         ------------     ------------

Total other expenses                                       (1,748,732)      (1,518,415)
                                                         ------------     ------------

Income (loss) before income taxes                           1,841,459         (272,624)

Income tax expense (benefit)                                  779,894         (103,324)
                                                         ------------     ------------

Net income (loss)                                        $  1,061,565     $   (169,300)
                                                         ============     ============

Net income (loss) per share:

  Basic                                                  $       0.07     $      (0.01)
                                                         ============     ============

  Diluted                                                $       0.07     $      (0.01)
                                                         ============     ============

Shares used in computing net income (loss) per share:

  Basic                                                    14,805,556       14,805,556
  Diluted                                                  15,432,348       14,805,556



                      The accompanying notes are an integral part
                        of these condensed financial statements.



                                  OVERHILL FARMS, INC.
                           CONDENSED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)


                                                             For the Six Months Ended
                                                         -----------------------------
                                                           April 3,         March 28,
                                                             2005             2004
                                                         ------------     ------------

Net revenues                                             $ 83,557,483     $ 61,531,516
Cost of sales                                              73,530,291       54,365,250
                                                         ------------     ------------
Gross profit                                               10,027,192        7,166,266

Selling, general and administrative expenses                3,798,410        4,403,099
                                                         ------------     ------------

Operating income                                            6,228,782        2,763,167

Other expenses:
  Interest expense                                         (3,091,015)      (3,229,593)
  Amortization of deferred financing costs                   (112,875)        (408,914)
  Debt extinguishment expenses                                     --       (2,778,374)
  Other                                                      (216,465)          66,080
                                                         ------------     ------------

Total other expenses                                       (3,420,355)      (6,350,801)
                                                         ------------     ------------

Income (loss) before income taxes                           2,808,427       (3,587,634)

Income tax expense (benefit)                                1,145,838       (1,359,324)
                                                         ------------     ------------

Net income (loss)                                        $  1,662,589     $ (2,228,310)
                                                         ============     ============

Net income (loss) per share:

  Basic                                                  $       0.11     $      (0.15)
                                                         ============     ============

  Diluted                                                $       0.11     $      (0.15)
                                                         ============     ============

Shares used in computing net income (loss) per share:

  Basic                                                    14,805,556       14,805,556
  Diluted                                                  15,317,218       14,805,556


                      The accompanying notes are an integral part
                        of these condensed financial statements.




                              OVERHILL FARMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                              For the Six Months Ended
                                                            ---------------------------
                                                              April 3,       March 28,
                                                               2005            2004
                                                            -----------     -----------

Operating Activities:
  Net income (loss)                                         $ 1,662,589     $(2,228,310)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:

     Depreciation and amortization                              884,766       1,451,479
     Loss on asset disposals                                    187,605              --
     Provision for doubtful accounts                             38,206              --
     Noncash debt extinguishment expenses                            --       2,558,374
     Noncash interest expense                                   122,952              --
     Deferred tax benefit                                     1,145,838      (1,359,324)
     Changes in:
       Accounts receivable                                   (2,071,873)     (3,458,664)
       Inventories                                            1,603,802        (992,181)
       Prepaid expenses and other                               260,393        (750,161)
       Accounts payable                                        (405,735)      1,362,680
       Accrued liabilities                                       55,550        (508,276)
                                                            -----------     -----------

Net cash provided by (used in) operating activities           3,484,093      (3,924,383)
                                                            -----------     -----------

Investing Activities:
  Additions to property and equipment                          (574,846)       (182,554)
                                                            -----------     -----------

Net cash used in investing activities                          (574,846)       (182,554)
                                                            -----------     -----------



                      The accompanying notes are an integral part
                        of these condensed financial statements.




                               OVERHILL FARMS, INC.
                  CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                    (UNAUDITED)


                                                          For the Six Months Ended
                                                       ---------------------------
                                                         April 3,        March 28,
                                                          2005             2004
                                                       -----------     -----------

Financing Activities:
  Proceeds from borrowings on long-term debt           $        --     $ 5,000,000
  Principal payments on long-term debt                  (2,468,527)       (301,878)
  Deferred financing costs                                  (4,402)       (403,806)
                                                       -----------     -----------

Net cash (used in) provided by financing activities     (2,472,929)      4,294,316
                                                       -----------     -----------

Net increase in cash                                       436,318         187,379
Cash at beginning of period                              1,609,417         513,622
                                                       -----------     -----------

Cash at end of period                                  $ 2,045,735     $   701,001
                                                       ===========     ===========

Supplemental Schedule of Cash Flow Information:
   Cash paid during the period for:
     Interest                                          $ 3,533,429     $ 3,062,651
     Income taxes                                      $        --     $        --



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:


         Due to the refinancing of the Company's debt with Levine Leichtman
Capital Partners II, L.P. ("LLCP") on October 31, 2003, the unamortized balance of the discount as of September 28, 2003 of $482,001 was charged to expense in the fiscal quarter ended December 28, 2003.





                    The accompanying notes are an integral part
                     of these condensed financial statements.



                              OVERHILL FARMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  APRIL 3, 2005
                                   (UNAUDITED)



1. NATURE OF BUSINESS AND ORGANIZATIONAL MATTERS

         Overhill Farms, Inc. (the "Company" or "Overhill Farms") is a producer of high-quality entrees, plated meals, meal components, soups, sauces, and poultry, meat and fish specialties.

2. BASIS OF PRESENTATION

         Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 3, 2005 are not necessarily indicative of the results that may be expected for the year ending October 2, 2005 or for any other period.

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


3. RECENT ACCOUNTING PRONOUNCEMENTS

         On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised
2004), "Share-Based Payment" ("SFAS No. 123R")," which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123R supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95 "Statement of Cash Flows." Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is not an alternative.

         SFAS No. 123R must be adopted by the Company at the beginning of the next fiscal year that begins after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company currently expects to adopt SFAS No. 123R in the fiscal quarter ending January 1, 2006.

         As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, adoption of SFAS No. 123R's fair value method will have a significant impact on the Company's result of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earning per share in Note 7 to the Company's condensed financial statements. SFAS No. 123 also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options. There were no operating cash flows in prior periods from share-based payments.

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

4. INVENTORIES

         Inventories are summarized as follows:


                                                     April 3,      September 26,
                                                      2005              2004
                                                  -------------    -------------

              Raw ingredients                     $   3,595,295    $   3,815,724
              Finished product                        4,707,432        5,764,418
              Packaging                               1,322,019        1,648,406
                                                  -------------    -------------
                                                  $   9,624,746    $  11,228,548
                                                  =============    =============

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

5. LONG-TERM DEBT

         On October 31, 2003, the Company entered into debt refinancing arrangements with LLCP and Pleasant Street Investors, LLC ("PSI"). The Company issued to LLCP a second amended and restated secured senior subordinated note due October 31, 2006 in the stated principal amount of $28,858,000. The note has a base interest rate of 13.5%, subject to increase upon the occurrence of any interest rate event, as defined in the purchase documents, or event of default, and a maturity date of October 31, 2006.

         PSI has made two term loans to the Company. The senior Term A Loan, in the principal amount of $17,800,000, has an annual interest rate on the in-formula portion equal to the greater of 5.5% or the prime rate in effect from time to time plus 1.5%. The $5,000,000 Term B Loan amortizes monthly and carries a base interest rate of 12%. The interest rates on the Term A Loan and Term B Loan are subject to increase upon the occurrence of any interest rate event, as defined in the loan documents, or event of default as provided in the notes that evidence those loans. The Term A Loan and the Term B Loan were to mature on October 31, 2006. The maturity of the Term B Loan was subsequently amended, as discussed below. The prepayment terms of the Term A Loan and the Term B Loan provide, among other things, that the Company will make mandatory prepayments of annual excess cash flow, if any.

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

         To counteract the dilutive effect of the proposed 2005 Stock Plan as discussed in the Company's proxy statement for its 2005 annual meeting of stockholders, the Company agreed to issue to LLCP 83,641 fully paid and non-assessable shares of common stock subject to terms specified in the letter agreement dated February 24, 2005 between LLCP and the Company ("LLCP Letter Agreement"). The LLCP Letter Agreement also provides restrictions on the purchase price or exercise price of the shares of the Company's common stock that may be issued pursuant to awards under the 2005 Stock Plan. LLCP agreed in the LLCP Letter Agreement to vote all shares of the Company's voting capital stock beneficially owned by LLCP in favor of approval of the 2005 Stock Plan. The fair value of the 83,641 shares of common stock (based on the closing sale price of a share of the Company's common stock on February 1, 2005) of $122,952 was expensed as a component of interest expense during the quarter ended April 3, 2005.

         The Company believes, based upon forecasted performance for fiscal year 2005, that it is probable that the Company will be in compliance with all of its revised financial and other covenant requirements. Accordingly, based upon projected covenant compliance and as a result of the refinancing of the obligations described above, all principal amounts payable to LLCP and to PSI, other than currently scheduled principal payments, have been classified as long-term liabilities in the accompanying balance sheet as of April 3, 2005. In the future, the failure of the Company to achieve certain revenue, expense and profitability levels could result in a violation of the amended financial covenants under its financing arrangements and could result in acceleration of maturity of the loans, which could adversely affect the Company's financial condition, results of operations or cash flows.

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

         A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:


                                                       Three Months Ended
                                                   ----------------------------
                                                     April 3,       March 28,
                                                       2005           2004
                                                   ------------    ------------

Basic EPS Computation:
Numerator:
  Net income (loss)                                $  1,061,565    $   (169,300)
Denominator:
  Weighted average common shares outstanding         14,805,556      14,805,556
                                                   ------------    ------------
       Total shares                                  14,805,556      14,805,556
                                                   ============    ============
Basic EPS                                          $       0.07    $      (0.01)
                                                   ============    ============

Diluted EPS Computation:
Numerator:
  Net income (loss)                                $  1,061,565    $   (169,300)
Denominator:
  Weighted average common shares outstanding         14,805,556      14,805,556
  Incremental shares from assumed conversion
     of preferred stock and exercise of stock
     option and warrants                                626,792              --
                                                   ------------    ------------
       Total shares                                  15,432,348      14,805,556
                                                   ============    ============
Diluted EPS                                        $       0.07    $      (0.01)
                                                   ============    ============

         For the three months ended April 3, 2005, 97,736 shares attributable to outstanding stock options were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive. For the three months ended March 28, 2004, 672,000 shares attributable to outstanding stock options, warrants exercisable for 200 shares and 283,076 shares of convertible preferred stock were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

                                                         Six Months Ended
                                                   -----------------------------
                                                     April 3,       March 28,
                                                       2005           2004
                                                   ------------    ------------

Basic EPS Computation:
Numerator:
  Net income (loss)                                $  1,662,589    $ (2,228,310)
Denominator:
  Weighted average common shares outstanding         14,805,556      14,805,556
                                                   ------------    ------------
       Total shares                                  14,805,556      14,805,556
                                                   ============    ============
Basic EPS                                          $       0.11    $      (0.15)
                                                   ============    ============

Diluted EPS Computation:
Numerator:
  Net income (loss)                                $  1,662,589    $ (2,228,310)
Denominator:
  Weighted average common shares outstanding         14,805,556      14,805,556
  Incremental shares from assumed conversion
     of preferred stock and exercise of stock
     option and warrants                                511,662              --
                                                   ------------    ------------
       Total shares                                  15,317,218      14,805,556
                                                   ============    ============
Diluted EPS                                        $       0.11    $      (0.15)
                                                   ============    ============

         For the six months ended April 3, 2005, 569,736 shares attributable to outstanding out-of-the-money stock options were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive. For the six months ended March 28, 2004, 672,000 shares attributable to outstanding stock options, warrants exercisable for 200 shares and 283,076 shares of convertible preferred stock were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

7. STOCK OPTIONS

         Under the Company's 2005 Stock Plan ("Plan"), which is subject to stockholder and other approvals, the Company's board of directors or a committee thereof may grant incentive stock options ("ISOs"), non-qualified stock options ("NQOs") and stock purchase rights ("SPRs") to employees, consultants and directors of the Company.

         ISOs granted under the Plan must have an exercise price of not less than 100% of the fair market value of a share of our common stock on the date the ISO is granted and must be exercised, if at all, within ten years from the date of grant. In the case of an ISO granted to an optionee who owns more than 10% of the Company's total voting securities on the date of grant, the exercise price shall be not less than 110% of the fair market value of a share of the Company's common stock on the date of grant, and the option period may not exceed five years. The exercise price of NQOs will be determined by the committee and may be less than, equal to or greater than the fair market value of our common stock on the date of the grant.

         Notwithstanding the preceding paragraph, the LLCP Letter Agreement contains restrictions on the purchase price or exercise price of the shares of the Company's common stock that may be issued pursuant to awards under the Plan. Plan awards for not less than 50,000 shares must be issued at a price of not less than $1.50 per share. Plan awards for not less than 50,000 shares must be issued at a price of not less than $2.00 per share. Plan awards for not less than 50,000 shares must be issued at a price of not less than $2.50 per share. The remaining Plan awards must be issued at a price not less than the fair market value per share at the time of issuance of the Plan awards. Options may be exercised during a period of time fixed by the committee except that no option may be exercised more than ten years after the date of grant.

         An aggregate of 550,000 shares of the Company's common stock is reserved for issuance under the Plan. On February 1, 2005, options to purchase up to 539,000 shares of the Company's common stock at exercise prices per share ranging from $1.47 to $2.50 were granted subject to stockholder and other approvals. Because LLCP and two of the Company's directors who own in the aggregate a majority of the Company's outstanding voting common stock have each indicated their separate intentions to vote in favor of the adoption of the Plan at the Company's 2005 annual meeting of stockholders, the effect of the options has been considered in the diluted earnings per share computation at April 3, 2005.

         The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and provides the pro forma disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, compensation expense for stock options issued to employees is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

         For purposes of pro forma disclosures, the estimated fair value of the options, based on the Black-Scholes option pricing model, is amortized to expense over the options' vesting periods. The following is the pro forma information had the fair value method under SFAS No. 123, as amended by SFAS No. 148, been adopted (in thousands, except per share amounts):

                                                Three Months Ended                Six Months Ended
                                          ------------------------------     ------------------------------
                                          April 3, 2005   March 28, 2004     April 3, 2005   March 28, 2004
                                          -------------   --------------     -------------   --------------

Net income (loss), as reported            $      1,062    $       (169)      $      1,663    $     (2,228)

Deduct:  Total stock-based employee
 compensation expense determined under
 fair value based methods for all
 awards, net of related tax effects       $        280    $         --       $        280    $         --

Pro forma net income (loss)               $        782    $       (169)      $      1,383    $     (2,228)
                                          -------------   --------------     -------------   --------------
Net income (loss) per share
  Basic, as reported                      $       0.07    $      (0.01)      $       0.11    $      (0.15)

  Basic, pro forma                        $       0.05    $      (0.01)      $       0.09    $      (0.15)

  Diluted, as reported                    $       0.07    $      (0.01)      $       0.11    $      (0.15)

  Diluted, pro forma                      $       0.05    $      (0.01)      $       0.09    $      (0.15)


8. INCOME TAXES

         The effective tax rates for the first six months of fiscal years 2005 and 2004 were based upon the estimated annual effective tax rates of approximately 40.8% in 2005 and (37.9%) in 2004, respectively. The effective tax rate for the first six months of fiscal year 2005 approximated the statutory rate. The effective tax rate for the first six months of fiscal year 2004 was lower than the statutory rate based upon California's limitation on net operating (benefit) loss carryovers, which permits only 50% of the net operating loss to be used in future periods.

         In fiscal year 2004, the Company recorded a $425,000 valuation allowance against a portion of its deferred tax assets, since it believed that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future.

9. CONTINGENCIES

         LEGAL PROCEEDINGS. From time to time, the Company is involved in various lawsuits, claims and proceedings related to the conduct of the Company's business. Management does not believe that the disposition of any pending claims is likely to adversely affect the Company's financial condition, results of operations, or cash flows.

         CONCENTRATIONS OF CREDIT RISK. The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company charges off uncollectible accounts at the point in time when no recovery is expected.

         A significant portion of the Company's total net revenues was derived from two customers. Panda Restaurant Group and Jenny Craig Products accounted for approximately 29.4% and 16.7%, respectively, of the Company's revenues for the six months ended April 3, 2005. Distributors for Panda Restaurant Group and Jenny Craig Products accounted for approximately 33.0% and 22.3%, respectively, of the Company's total accounts receivable balance at April 3, 2005. Panda Restaurant Group and Jenny Craig Products accounted for approximately 28.6% and 18.9%, respectively, of the Company's revenues for the six months ended March 28, 2004. Distributors for Panda Restaurant Group and Jenny Craig Products accounted for approximately 18.0% and 24.1%, respectively, of the Company's total accounts receivable balance at September 26, 2004. The Company intends to reduce its reliance on a small concentration of accounts by further expansion into custom products for retail and foodservice customers nationwide.

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

         This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning our operations and financial performance and condition. For this purpose, statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "projects," "forecasts," "goal," "probable" or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future company actions, that may be provided by management, are also forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others:

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

         Our total hourly and salaried workforce consisted of approximately 796 employees at April 3, 2005. Approximately 81% of our workforce is covered by a collective bargaining agreement that we renewed effective March 1, 2005 with substantially equivalent terms as the prior contract. The new contract has a term of three years.

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

         CONCENTRATIONS OF CREDIT RISK. Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral from our customers. A bankruptcy or other significant financial deterioration of any customers could impact their future ability to satisfy their receivables with us. Our allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions. Write-offs, net of recoveries, to the allowance for doubtful accounts was $16,300 and $0 for the six months ended April 3, 2005 and March 28, 2004, respectively.

         A significant portion of our total net revenues was derived from two customers. Panda Restaurant Group and Jenny Craig Products accounted for approximately 29.4% and 16.7%, respectively, of our revenues for the six months ended April 3, 2005. Distributors for Panda Restaurant Group and Jenny Craig Products accounted for approximately 33.0% and 22.3%, respectively, of our total accounts receivable balance at April 3, 2005. Panda Restaurant Group and Jenny Craig Products accounted for approximately 28.6% and 18.9%, respectively, of our revenues for the six months ended March 28, 2004. Distributors for Panda Restaurant Group and Jenny Craig Products accounted for approximately 18.0% and 24.1%, respectively, of our total accounts receivable balance at September 26, 2004.

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

         EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED. We evaluate the excess of cost over fair value of net assets acquired (goodwill) at least annually for impairment in accordance with SFAS No. 142. We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data. No impairment of goodwill was recorded during fiscal year 2004. At April 3, 2005, we had goodwill of $12,188,000. A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

         INCOME TAXES. The effective tax rates for the first six months of fiscal years 2005 and 2004 were based upon the estimated annual effective tax rates of approximately 40.8% in 2005 and (37.9%) in 2004, respectively. The effective tax rate for the first six months of fiscal year 2005 approximated the statutory rate. The effective tax rate for the first six months of fiscal year 2004 was lower than the statutory rate based upon California's limitation on net operating (benefit) loss carryovers, which permits only 50% of the net operating loss to be used in future periods.

         In fiscal year 2004, we recorded a $425,000 valuation allowance against a portion of our deferred tax assets, since we believed that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future.


RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 3, 2005 COMPARED TO THREE MONTHS ENDED MARCH 28, 2004

         While we operate as a single business unit, manufacturing various products on common production lines, revenues from similar customers are grouped into the following natural categories for purposes of this discussion: retail (including weight loss), foodservice and airlines.

         The three months ended April 3, 2005 and March 28, 2004 were each 13-week periods.

         NET REVENUES. Net revenues for the three months ended April 3, 2005 increased $12,201,000 (39.2%) to $43,339,000 from $31,138,000 for the three months ended March 28, 2004. The increase in net revenues resulted from growth in all business categories. New customer accounts contributed 43% of the increase in net revenues from the three months ended March 28, 2004 to the three months ended April 3, 2005, while growth from existing customers accounted for the remaining increase in net revenues.

         Retail (including weight loss) net revenues increased $9,080,000 (72.5%) to $21,610,000 for the three months ended April 3, 2005 as compared to $12,530,000 for the three months ended March 28, 2004, primarily attributable to sales to new retail customers added during the second half of fiscal year 2004. Foodservice net revenues increased $2,262,000 (17.7%) to $15,060,000 for the three months ended April 3, 2005 as compared to $12,798,000 for the three months ended March 28, 2004 due to increased production requirements of an existing customer initiated in the second half of fiscal year 2004 and the addition of new customers. Airline net revenues increased $858,000 (14.8%) to $6,669,000 for the three months ended April 3, 2005 as compared to $5,811,000 for the three months ended March 28, 2004. Sales generated from the addition of new airline accounts and improvements in air travel from early fiscal year 2004 levels have offset the impact of many airline carriers' decisions to offer meals on only long-haul and international flights.

         GROSS PROFIT. Gross profit increased $2,145,000 (62.0%) to $5,605,000 for the three months ended April 3, 2005 as compared to $3,460,000 for the three months ended March 28, 2004. The majority of this increase is attributable to net revenues increasing $12,201,000. The balance of the increase was the result of improvement in gross margin as a percentage of net revenues to 12.9% for the three months ended April 3, 2005 from 11.1% for the three months ended March 28, 2004. Gross margin as a percentage of net revenues improved due to better leveraging of fixed costs, better pricing of raw material costs and changes in production mix.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses decreased $200,000 (9.0%) to $2,014,000 (4.6% of net revenues) for the three months ended April 3, 2005 as compared to $2,214,000 (7.1% of net revenues) for the three months ended March 28, 2004. Demonstration and promotional expenses have declined from previous levels as a result of a decline in sales to a customer who required us to pay a portion of those costs. Accordingly, SG&A expenses related to point-of-sale demonstration and promotional activity have declined. These declines were offset by increases in professional fees and payroll, which are expected to continue at their current levels. Barring changes in our sales mix, we expect the current level of spending on demonstrations and promotions to remain constant.

         OPERATING INCOME. Operating income increased $2,344,000 (188.1%) to $3,590,000 for the three months ended April 3, 2005 as compared to $1,246,000 for the three months ended March 28, 2004 due to revenue growth and improvements in production and material costs and SG&A expenses discussed above.

         OTHER EXPENSES. Other expenses increased $231,000 (15.2%) for the three months ended April 3, 2005 to $1,749,000 as compared to $1,518,000 for the three months ended March 28, 2004. The increase was largely attributable to the expense related to the issuance of common stock discussed in Note 5 to the accompanying condensed financial statements.

         NET INCOME (LOSS). The net result for the three months ended April 3, 2005 was net income of $1,062,000 ($.07 per basic and diluted share) as compared to a net loss of $169,000 ($.01 per basic and diluted share) for the three months ended March 28, 2004.

SIX MONTHS ENDED APRIL 3, 2005 COMPARED TO SIX MONTHS ENDED MARCH 28, 2004

         The six months ended April 3, 2005 and March 28, 2004 were 27-week and 26-week periods, respectively.

         NET REVENUES. Net revenues for the six months ended April 3, 2005 increased $22,025,000 (35.8%) to $83,557,000 from $61,532,000 for the six months ended March 28, 2004. The increase in net revenues resulted from growth in all business categories through the continued development of existing accounts (51% of the increase) and from the addition of new customers (49% of the increase). Retail (including weight loss) net revenues increased $14,437,000 (60.7%) to $38,238,000 for the six months ended April 3, 2005 as compared to $23,801,000 for the six months ended March 28, 2004, attributable to sales to new retail customers added during the second half of fiscal year 2004 as well as an increase in sales to existing retail customers who had been impacted by the grocery strike in the six months ended March 28, 2004. Airline net revenues increased $3,111,000 (25.8%) to $15,160,000 for the six months ended April 3, 2005 as compared to $12,049,000 for the six months ended March 28, 2004. This was the result of growth from existing customers due to increased air travel and the addition of new airline accounts. Foodservice net revenues increased $4,478,000 (17.4%) to $30,159,000 for the six months ended April 3, 2005 as compared to $25,681,000 for the six months ended March 28, 2004 primarily due to increased production requirements of an existing customer.

         GROSS PROFIT. Gross profit increased $2,861,000 (39.9%) to $10,027,000 for the six months ended April 3, 2005 as compared to $7,166,000 for the six months ended March 28, 2004. The majority of this increase is attributable to net revenues increasing $22,025,000. The balance of the increase was the result of improvement in gross margin as a percentage of net revenues to 12.0% for the six months ended April 3, 2005 from 11.6% for the six months ended March 28, 2004. Gross margin as a percentage of net revenues improved due to better leveraging of fixed costs, better pricing of raw material costs and changes in production mix.

         We modified our estimate for recording inventory reserves during the first quarter of fiscal year 2005 to apply estimated reserve percentages to aging categories. The impact of this change in estimate resulted in a one-time increase to cost of sales and decrease in gross profit of approximately $650,000 or a 0.8% decline in gross profit as a percentage of net revenues.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses decreased $605,000 (13.7%) to $3,798,000 (4.5% of net revenues) for the six months ended April 3, 2005 as compared to $4,403,000 (7.2% of net revenues) for the six months ended March 28, 2004. Demonstration and promotional expenses have declined from previous levels as a result of a decline in sales to a customer who required us to pay a portion of those costs. Accordingly, SG&A expenses related to point-of-sale demonstration and promotional activity have declined. These declines were offset by increases in professional fees and payroll, which are expected to continue at their current levels. Barring changes in our sales mix, we expect the current level of spending on demonstrations and promotions to remain constant.

         OPERATING INCOME. Operating income increased $3,466,000 (125.4%) to $6,229,000 for the six months ended April 3, 2005 as compared to $2,763,000 for the six months ended March 28, 2004 due to revenue growth and improvements in production costs and SG&A expenses discussed above.

         OTHER EXPENSES. Other expenses decreased $2,931,000 (46.2%) for the six months ended April 3, 2005 to $3,420,000 as compared to $6,351,000 for the six months ended March 28, 2004. The decrease was attributable to savings realized from the debt refinancing discussed below. In particular, interest expense and amortization costs declined 4.3% and 72.4%, respectively, for the six months ended April 3, 2005 from the six months ended March 28, 2004. However, included in other expenses for the six months ended March 28, 2004 was a substantially noncash charge of $2,778,000 for debt extinguishment expenses related to the write-off of deferred financing costs and debt issue costs in connection with the October 2003 refinancing discussed below.

         NET INCOME (LOSS). The net result for the six months ended April 3, 2005 was net income of $1,663,000 ($.11 per basic and diluted share) as compared to a net loss of $2,228,000 ($.15 per basic and diluted share) for the six months ended March 28, 2004.


LIQUIDITY AND CAPITAL RESOURCES

         Our principal source of liquidity is cash generated from our operating activities. Our cash and cash equivalents increased $437,000 to $2,046,000 at April 3, 2005 from $1,609,000 at September 26, 2004.

         During the six months ended April 3, 2005, our operating activities provided cash of $3,484,000 as compared to a use of cash of $3,924,000 during the six months ended March 28, 2004. Cash generated from operations before working capital changes was $4,042,000. Cash generated from changes in working capital resulted from decreases of $1,604,000 and $260,000 in inventory and prepaid expenses and other, respectively, and a $56,000 increase in accrued liabilities, reduced by decreases in cash that resulted from an increase of $2,072,000 in accounts receivable and a decrease in accounts payable of $406,000. As of April 3, 2005, we had working capital of $16,153,000.

         During the six months ended April 3, 2005, our investing activities resulted in a use of cash of $575,000 as compared to a use of cash of $183,000 during the six months ended March 28, 2004. Current year additions to property and equipment relate to the purchase of new machinery to automate certain manufacturing processes. Capital expenditures for additional capacity will likely increase in the second half of fiscal year 2005.

         During the six months ended April 3, 2005, our financing activities resulted in a use of cash of $2,473,000 as compared to cash provided of $4,294,000 during the six months ended March 28, 2004. The use of cash during the current fiscal year resulted from principal payments on our long-term debt. The cash provided in the six months ended March 28, 2004 resulted primarily from new borrowings, net of related deferred financing costs, in connection with the debt refinancing in October 2003 (as discussed below), offset by principal payments during the period on our long-term debt.

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

         PSI has made two term loans to us. The senior Term A Loan, in the principal amount of $17,800,000, has an annual interest rate on the in-formula portion equal to the greater of 5.5% or the prime rate in effect from time to time plus 1.5%. The $5,000,000 Term B Loan amortizes monthly and carried a base interest rate of 12%. The interest rates on the Term A Loan and Term B Loan are subject to increase upon the occurrence of any interest rate event, as defined in the loan documents, or event of default as provided in the notes that evidence those loans. The Term A Loan and the Term B Loan were to mature on October 31, 2006. The maturity and interest rate of the Term B Loan were subsequently amended, as discussed below. The prepayment terms of the Term A Loan and the Term B Loan provide, among other things, that we will make mandatory prepayments of annual excess cash flow, if any.

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

         To counteract the dilutive effect of the proposed 2005 Stock Plan as discussed in the our proxy statement for our 2005 annual meeting of stockholders, we agreed to issue to LLCP 83,641 fully paid and non-assessable shares of common stock subject to terms specified in the letter agreement dated February 24, 2005 between LLCP and us ("LLCP Letter Agreement"). The LLCP Letter Agreement also provides restrictions on the purchase price or exercise price of the shares of our common stock that may be issued pursuant to awards under the 2005 Stock Plan. LLCP agreed in the LLCP Letter Agreement to vote all shares of our voting capital stock beneficially owned by LLCP in favor of approval of the 2005 Stock Plan. The fair value of the 83,641 shares of common stock (based on the closing sale price of a share of our common stock on February 1, 2005) of $122,952 was expensed as a component of interest expense during the quarter ended April 3, 2005.

         We believe, based upon forecasted performance for fiscal year 2005, that it is probable that we will be in compliance with all of the revised financial and other covenant requirements. Accordingly, based upon projected covenant compliance and as a result of the refinancing of the obligations described above, all principal amounts payable to LLCP and to PSI, other than currently scheduled principal payments, have been classified as long-term liabilities in the accompanying balance sheet as April 3, 2005. In the future, our failure to achieve certain revenue, expense and profitability levels could result in a violation of the amended financial covenants under our financing arrangements and could result in acceleration of maturity of the loans, which could adversely affect our financial condition, results of operations or cash flows.

         We believe that funds available to us from operations and existing capital resources will be adequate for our capital requirements for at least the next twelve months.

         Following is a summary of our contractual obligations at April 3, 2005:

                                                          PAYMENTS DUE BY PERIOD
                                                          ----------------------

         CONTRACTUAL                               REMAINDER OF                                  MORE THAN
         OBLIGATIONS                   TOTAL       FISCAL YEAR     2-3 YEARS      4-5 YEARS       5 YEARS
         --------------------       -----------    -----------    -----------    -----------    -----------
         Debt maturities            $48,600,144    $ 1,625,480    $46,974,664    $        --    $        --

         Contractual obligations     14,162,233      1,168,773      4,048,651      2,896,564      6,048,245

         Open purchase orders        33,048,086     24,139,136      8,908,950             --             --
                                    -----------    -----------    -----------    -----------    -----------
         Total contractual
            obligations             $95,810,463    $26,933,389    $59,932,265    $ 2,896,564    $ 6,048,245
                                    ===========    ===========    ===========    ===========    ===========

         During the six months ended April 3, 2005, we made three voluntary principal prepayments on our Term B Loan totaling $800,820.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATE RISK - OBLIGATIONS. We are subject to interest rate risk on variable interest rate obligations. A hypothetical 10% increase in average market interest rates would increase by approximately $155,000 annual interest expense on our debt outstanding as of April 3, 2005. We are also subject to interest rate risk on our fixed interest rate obligations. Based upon outstanding amounts of fixed rate obligations as of April 3, 2005, a hypothetical 10% decrease in average market interest rates would increase the fair value of outstanding fixed rate debt by approximately $253,000.


ITEM 4. CONTROLS AND PROCEDURES

         Our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has concluded based on its evaluation as of April 3, 2005 that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended April 3, 2005, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         From time to time, we are involved in various lawsuits, claims and proceedings related to the conduct of our business. Management does not believe that the disposition of any pending claims is likely to adversely affect our financial condition, results of operations, or cash flows.


ITEM 6. EXHIBITS

(a)      Exhibits

         Number                        Description
         ------                        -----------

          10.1          2005 Stock Plan of Overhill Farms, Inc. (1)

          10.2          Form of Stock Option Agreement under 2005 Stock Plan (2)

          10.3 Form of Restricted Stock Purchase Agreement under 2005 Stock Plan (1)

          10.4 Letter Agreement dated February 24, 2005 between Levine Leichtman Capital Partners II, L.P. and Overhill Farms, Inc. regarding 2005 Stock Plan (2)

          31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

          32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
   -----------

          (1) Filed as an exhibit to our Form 8-K for February 1, 2005 and incorporated herein by reference.

          (2) Filed as an exhibit to our Form 8-K for February 24, 2005 and incorporated herein by reference.

          (3)           Filed herewith.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        OVERHILL FARMS, INC.
                                        (REGISTRANT)


Date:    April 27, 2005                 By: /s/  James Rudis
                                            -----------------------------------
                                               James Rudis
                                               Chairman, President and
                                               Chief Executive Officer



Date:    April 27, 2005                 By: /s/  John L. Steinbrun
                                            -----------------------------------
                                               John L. Steinbrun
                                               Senior Vice President and
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