Form 10-Q
period 2005-07-03
OVERHILL FARMS INC
filed 2005-07-28
CIK 1101020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
     (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE QUARTERLY PERIOD ENDED JULY 3, 2005

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

As of July 28, 2005 there were 14,889,197 shares of the issuer's common stock, $.01 par value, outstanding.


                                             OVERHILL FARMS, INC.
                                                   FORM 10-Q
                                          QUARTER ENDED JULY 3, 2005

-----------------------------------------------------------------------------------------------------------

                                             TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
------------------------------
                                                                                                  Page No.
                                                                                                  --------
Item 1.  Financial Statements

         Condensed Balance Sheets as of July 3, 2005 (unaudited) and September 26, 2004               2

         Condensed Statements of Operations for the Three Months Ended July 3, 2005 and
         June 27, 2004 (unaudited)                                                                    4

         Condensed Statements of Operations for the Nine Months Ended July 3, 2005 and
         June 27, 2004 (unaudited)                                                                    5

         Condensed Statements of Cash Flows for the Nine Months Ended July 3, 2005 and
         June 27, 2004 (unaudited)                                                                    6

         Notes to Condensed Financial Statements (unaudited)                                          8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                   19

Item 4.  Controls and Procedures                                                                      20

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                                            21

Item 4.  Submission of Matters to a Vote of Security Holders                                          21

Item 6.  Exhibits                                                                                     21

SIGNATURES                                                                                            23

EXHIBITS FILED WITH THIS FORM 10-Q                                                                    24



                                                  PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS



                                                       OVERHILL FARMS, INC.
                                                     CONDENSED BALANCE SHEETS



                                                              ASSETS

                                                                                       July 3,              September 26,
                                                                                        2005                     2004
                                                                                --------------------     -------------------
                                                                                    (Unaudited)
Current assets:
   Cash                                                                         $       1,664,202        $       1,609,417
   Accounts receivable, net of allowance for doubtful accounts of $109,000
     and $125,000, respectively                                                        14,064,103               12,606,122
   Inventories                                                                         11,079,578               11,228,548
   Prepaid expenses and other                                                           1,900,525                1,641,333
   Deferred income taxes                                                                  553,542                  690,380
                                                                                --------------------     -------------------
           Total current assets                                                        29,261,950               27,775,800
                                                                                --------------------     -------------------


Property and equipment, at cost:
   Fixtures and equipment                                                              12,503,731               13,096,349
   Leasehold improvements                                                               9,035,535                9,066,829
   Automotive equipment                                                                    50,854                   52,669
                                                                                --------------------     -------------------
                                                                                       21,590,120               22,215,847
   Less accumulated depreciation                                                       (9,491,028)              (9,597,566)
                                                                                --------------------     -------------------
                                                                                       12,099,092               12,618,281
                                                                                --------------------     -------------------

Other assets:
   Excess of cost over value of net assets acquired                                    12,188,435               12,188,435
   Deferred financing costs, net of accumulated amortization of $366,000 and
     $199,000, respectively                                                               547,021                  710,297
   Deferred income taxes                                                                2,286,384                3,935,242
   Other                                                                                1,889,146                2,321,514
                                                                                --------------------     -------------------
                                                                                       16,910,986               19,155,488
                                                                                --------------------     -------------------

Total assets                                                                    $      58,272,028        $      59,549,569
                                                                                ====================     ===================


                                            The accompanying notes are an integral part
                                             of these condensed financial statements.

                                                       OVERHILL FARMS, INC.
                                               CONDENSED BALANCE SHEETS (CONTINUED)



                                          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                        July 3,                September 26,
                                                                                         2005                       2004
                                                                                ------------------------    --------------------
                                                                                      (Unaudited)
Current liabilities:
   Accounts payable                                                             $        7,884,330          $        7,993,200
   Accrued liabilities                                                                   3,288,790                   2,968,813
   Current maturities of long-term debt                                                     55,402                   3,293,187
                                                                                ------------------------    --------------------
           Total current liabilities                                                    11,228,522                  14,255,200

Long-term debt, less current maturities                                                 46,661,969                  47,775,484
                                                                                ------------------------    --------------------
           Total liabilities                                                            57,890,491                  62,030,684
                                                                                ------------------------    --------------------

Commitments and contingencies                                                                    -                          -

Shareholders' equity (deficit):
   Series A Preferred stock, $0.01 par value, authorized 50,000,000 shares,
     issued and outstanding, 23.57 shares (liquidation preference of $750,000)                   -                           -
   Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 14,889,197 shares at July 3, 2005 and 14,805,556 at
     September 26, 2004                                                                    148,892                     148,056
   Additional paid-in capital                                                            9,695,678                   9,573,562
   Warrants to purchase common stock                                                           400                         400
   Accumulated deficit                                                                  (9,463,433)                (12,203,133)
                                                                                ------------------------    --------------------
           Total shareholders' equity (deficit)                                            381,537                  (2,481,115)
                                                                                ------------------------    --------------------

Total liabilities and shareholders' equity (deficit)                            $       58,272,028          $       59,549,569
                                                                                ========================    ====================


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

                                                       OVERHILL FARMS, INC.
                                                CONDENSED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)



                                                                                               For the Three Months Ended
                                                                                       --------------------------------------------
                                                                                             July 3,                June 27,
                                                                                              2005                    2004
                                                                                       --------------------    --------------------
Net revenues                                                                           $       42,280,698      $       35,235,833
Cost of sales                                                                                  36,942,392              31,559,376
                                                                                       --------------------    --------------------
Gross profit                                                                                    5,338,306               3,676,457

Selling, general and administrative expenses                                                    2,124,812               1,917,153
                                                                                       --------------------    --------------------

Operating income                                                                                3,213,494               1,759,304

Other expenses:
  Interest expense                                                                             (1,401,608)             (1,430,301)
  Amortization of deferred financing costs                                                        (54,802)                (47,953)
  Other                                                                                           (40,114)                 17,712
                                                                                       --------------------    --------------------

Total other expenses                                                                           (1,496,524)             (1,460,542)
                                                                                       --------------------    --------------------

Income before income taxes                                                                      1,716,970                 298,762

Income tax expense                                                                                639,858                 113,230
                                                                                       --------------------    --------------------

Net income                                                                             $        1,077,112      $          185,532
                                                                                       ====================    ====================

Net income per share:

  Basic                                                                                $              .07      $              .01
                                                                                       ====================    ====================

  Diluted                                                                              $              .07      $              .01
                                                                                       ====================    ====================

Weighted average shares used in computing net income per share:

  Basic                                                                                        14,889,197              14,805,556
  Diluted                                                                                      15,743,573              15,208,982



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

                                                       OVERHILL FARMS, INC.
                                                CONDENSED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)



                                                                                                For the Nine Months Ended
                                                                                       --------------------------------------------
                                                                                             July 3,                June 27,
                                                                                              2005                    2004
                                                                                       --------------------    --------------------
Net revenues                                                                           $      125,838,181      $       96,767,349
Cost of sales                                                                                 110,489,465              85,939,228
                                                                                       --------------------    --------------------
Gross profit                                                                                   15,348,716              10,828,121

Selling, general and administrative expenses                                                    5,923,222               6,320,252
                                                                                       --------------------    --------------------

Operating income                                                                                9,425,494               4,507,869

Other expenses:
  Interest expense                                                                             (4,492,623)             (4,659,894)
  Amortization of deferred financing costs                                                       (167,677)               (456,867)
  Debt extinguishment expenses                                                                          -              (2,778,374)
  Other                                                                                          (239,798)                 98,394
                                                                                       --------------------    --------------------

Total other expenses                                                                           (4,900,098)             (7,796,741)
                                                                                       --------------------    --------------------

Income (loss) before income taxes                                                               4,525,396              (3,288,872)

Income tax expense (benefit)                                                                    1,785,696              (1,246,094)
                                                                                       --------------------    --------------------

Net income (loss)                                                                      $        2,739,700      $       (2,042,778)
                                                                                       ====================    ====================

Net income (loss) per share:

  Basic                                                                                $              .18      $             (.14)
                                                                                       ====================    ====================

  Diluted                                                                              $              .18      $             (.14)
                                                                                       ====================    ====================

Weighted average shares used in computing net income (loss) per share:

  Basic                                                                                        14,832,732              14,805,556
  Diluted                                                                                      15,459,337              14,805,556

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

                                                       OVERHILL FARMS, INC.
                                                CONDENSED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)



                                                                                             For the Nine Months Ended
                                                                                    ---------------------------------------------
                                                                                          July 3,                 June 27,
                                                                                           2005                     2004
                                                                                    --------------------     --------------------
Operating Activities:
  Net income (loss)                                                                 $        2,739,700        $       (2,042,778)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                                           1,322,930                1,886,501
     Loss on asset disposals                                                                   255,843                        -
     Provision for doubtful accounts                                                            15,681                        -
     Noncash debt extinguishment expenses                                                            -                2,558,374
     Noncash interest expense                                                                  122,952                        -
     Deferred tax benefit (expense)                                                          1,785,696               (1,246,094)
     Changes in:
       Accounts receivable                                                                  (1,473,662)              (2,878,649)
       Inventories                                                                             148,970               (1,882,344)
       Prepaid expenses and other                                                              173,176                 (622,988)
       Accounts payable                                                                       (108,870)               1,361,218
       Accrued liabilities                                                                     311,138                 (277,767)
                                                                                    --------------------     --------------------

Net cash provided by (used in) operating activities                                          5,293,554               (3,144,527)
                                                                                    --------------------     --------------------

Investing Activities:
  Additions to property and equipment                                                         (883,067)                (522,969)
                                                                                    --------------------     --------------------

Net cash used in investing activities                                                         (883,067)                (522,969)
                                                                                    --------------------     --------------------


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

                                                       OVERHILL FARMS, INC.
                                          CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                            (UNAUDITED)


                                                                                            For the Nine Months Ended
                                                                                  ------------------ --- -------------------
                                                                                       July 3,                June 27,
                                                                                        2005                    2004
                                                                                  ------------------     -------------------
Financing Activities:
  Proceeds from borrowings on long-term debt                                      $               -      $       5,000,000
  Principal payments on long-term debt                                                   (4,351,300)              (522,814)
  Deferred financing costs                                                                   (4,402)              (403,806)
                                                                                  ------------------     -------------------

Net cash (used in) provided by financing activities                                      (4,355,702)             4,073,380
                                                                                  ------------------     -------------------

Net increase in cash                                                                         54,785                405,884
Cash at beginning of period                                                               1,609,417                513,622
                                                                                  ------------------     -------------------

Cash at end of period                                                             $       1,664,202      $         919,506
                                                                                  ==================     ===================

Supplemental Schedule of Cash Flow Information:
   Cash paid during the period for:
     Interest                                                                     $       4,936,360      $       4,513,264
     Income taxes                                                                 $              -       $               -




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

                              OVERHILL FARMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 3, 2005
                                   (UNAUDITED)



1.       NATURE OF BUSINESS AND ORGANIZATIONAL MATTERS


         Overhill Farms, Inc. (the "Company" or "Overhill Farms") is a producer of high-quality entrees, plated meals, meal components, soups, sauces, and poultry, meat and fish specialties.


2.       BASIS OF PRESENTATION


         Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 3, 2005 are not necessarily indicative of the results that may be expected for the year ending October 2, 2005 or for any other period.


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


4.       INVENTORIES


         Inventories are summarized as follows:


                                             July 3,         September 26,
                                              2005               2004
                                         ---------------    ---------------

              Raw ingredients            $    3,508,969     $    3,815,724
              Finished product                6,331,005          5,764,418
              Packaging                       1,239,604          1,648,406
                                         ---------------    ---------------
                                         $   11,079,578     $   11,228,548
                                         ===============    ===============


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


         PSI has made two term loans to the Company. The senior Term A Loan, in the principal amount of $17,800,000, has an annual interest rate on the in-formula portion equal to the greater of 5.5% or the prime rate in effect from time to time plus 1.5%. The $5,000,000 Term B Loan, which was entirely paid off at June 30, 2005 in advance of the maturity of the loan, amortized monthly and initially carried a base interest rate of 12%. The interest rate on the Term A Loan is, and interest rate on the Term B Loan was, subject to increase upon the occurrence of any interest rate event, as defined in the loan documents, or event of default as provided in the notes that evidence those loans. The Term A Loan and the Term B Loan were to mature on October 31, 2006. The maturity of the Term B Loan was subsequently amended, as discussed below, and the loan has been paid off as of June 30, 2005. The prepayment terms of the Term A Loan provides, and the prepayment terms of the Term B Loan provided, among other things, that the Company will make mandatory prepayments of annual excess cash flow, if any.


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


         On October 6, 2004, the Company executed the fourth amendment to the existing financing arrangements with PSI and LLCP to amend the financial covenants and various other provisions. Effective September 26, 2004, the new amendments to the securities purchase agreement with LLCP and the loan and securities agreement with PSI eliminated, for the fiscal quarters ended January 2, 2005 and April 3, 2005, the potential for a 2% increase in interest rates like the increase that occurred on June 27, 2004, and reduced the base rate on the Term B Loan from 12% to LIBOR plus 7.5%. In exchange, the Company agreed to increase its payment of principal on the Term B Loan from $69,445 per month to specified monthly amounts ranging from $254,445 to $274,445. Prior to this amendment, the Term B Loan was to have a balance of $2.5 million due at maturity of the loan on October 31, 2006. Under this amendment, the Term B Loan had a maturity of January 31, 2006. The loan has been paid off as of June 30, 2005. The increase in cash required for principal repayment was offset, in part, by savings from the reduction in interest rates.


         To counteract the dilutive effect of the 2005 Stock Plan approved at the 2005 annual meeting of stockholders, the Company agreed to issue to LLCP 83,641 fully paid and non-assessable shares of common stock subject to terms specified in the letter agreement dated February 24, 2005 between LLCP and the Company ("LLCP Letter Agreement"). The LLCP Letter Agreement also provides restrictions on the purchase price or exercise price of the shares of the Company's common stock that may be issued pursuant to awards under the 2005 Stock Plan. LLCP agreed in the LLCP Letter Agreement to vote all shares of the Company's voting capital stock beneficially owned by LLCP in favor of approval of the 2005 Stock Plan. The fair value of the 83,641 shares of common stock (based on the closing sale price of a share of the Company's common stock on February 1, 2005) of $122,952 was expensed as a component of interest expense during the quarter ended April 3, 2005.


         On May 12, 2005, LLCP and the Company executed an amendment to the LLCP Letter Agreement. The amendment provided that the Company would issue and deliver the 83,641 shares to LLCP prior to the Company obtaining stockholder and stock exchange approval of the 2005 Stock Plan, provided that LLCP would return the shares if stockholder and stock exchange approval were not obtained. The Company delivered the shares to LLCP on May 13, 2005. Stockholder approval for the 2005 Stock Plan was formally obtained at the 2005 annual meeting of stockholders. The Company obtained final confirmation of American Stock Exchange listing approval for the shares on May 23, 2005.


         The Company believes, based upon forecasted performance for fiscal year 2005, that it is probable that the Company will be in compliance with all of its revised financial and other covenant requirements. Accordingly, based upon projected covenant compliance and as a result of the refinancing of the obligations described above, all principal amounts payable to LLCP and to PSI, other than currently scheduled principal payments, have been classified as long-term liabilities in the accompanying balance sheet as of July 3, 2005. In the future, the failure of the Company to achieve certain revenue, expense and profitability levels could result in a violation of the amended financial covenants under its financing arrangements and could result in acceleration of maturity of the loans, which could adversely affect the Company's financial condition, results of operations or cash flows.


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

         A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:


                                                         Three Months Ended
                                                   -----------------------------
                                                      July 3,         June 27,
                                                       2005             2004
                                                   -----------      -----------
Basic EPS Computation:
Numerator:
  Net income                                       $ 1,077,112      $   185,532
Denominator:
  Weighted average common shares outstanding        14,889,197       14,805,556
                                                   -----------      -----------
       Total shares                                 14,889,197       14,805,556
                                                   ===========      ===========
Basic EPS                                          $      0.07      $      0.01
                                                   ===========      ===========

Diluted EPS Computation:
Numerator:
  Net income                                       $ 1,077,112      $   185,532
Denominator:
  Weighted average common shares outstanding        14,889,197       14,805,556
   Incremental shares from assumed conversion
     of preferred stock and exercise of stock
     option and warrants                               854,376          403,426
                                                   -----------      -----------
       Total shares                                 15,743,573       15,208,982
                                                   ===========      ===========
Diluted EPS                                        $      0.07      $      0.01
                                                   ===========      ===========


         For the three months ended June 27, 2004, 472,000 shares attributable to outstanding stock options were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

                                                          Nine Months Ended
                                                   -------------------------------
                                                       July 3,           June 27,
                                                        2005              2004
                                                   -------------     -------------
Basic EPS Computation:
Numerator:
  Net income (loss)                                $  2,739,700      $ (2,042,778)
Denominator:
  Weighted average common shares outstanding         14,832,732        14,805,556
                                                   -------------     -------------
       Total shares                                  14,832,732        14,805,556
                                                   =============     =============
Basic EPS                                          $       0.18      $      (0.14)
                                                   =============     =============

Diluted EPS Computation:
Numerator:
  Net income (loss)                                $  2,739,700      $ (2,042,778)
Denominator:
  Weighted average common shares outstanding         14,832,732        14,805,556
   Incremental shares from assumed conversion
     of preferred stock and exercise of stock
     option and warrants                                626,605                --
                                                   -------------     -------------
       Total shares                                  15,459,337        14,805,556
                                                   =============     =============
Diluted EPS                                        $       0.18      $      (0.14)
                                                   =============     =============

         For the nine months ended July 3, 2005, 189,912 shares attributable to outstanding out-of-the-money stock options were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive. For the nine months ended June 27, 2004, 672,000 shares attributable to outstanding stock options, warrants exercisable for 200 shares and 283,076 shares of convertible preferred stock were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

7.       STOCK OPTIONS


         Under the Company's 2005 Stock Plan ("Plan") the Company's board of directors or a committee thereof may grant incentive stock options ("ISOs"), non-qualified stock options ("NQOs") and stock purchase rights ("SPRs") to employees, consultants and directors of the Company.


         ISOs granted under the Plan must have an exercise price of not less than 100% of the fair market value of a share of the Company's common stock on the date the ISO is granted and must be exercised, if at all, within ten years from the date of grant. In the case of an ISO granted to an optionee who owns more than 10% of the Company's total voting securities on the date of grant, the exercise price shall be not less than 110% of the fair market value of a share of the Company's common stock on the date of grant, and the option period may not exceed five years. The exercise price of NQOs will be determined by the committee and may be less than, equal to or greater than the fair market value of our common stock on the date of the grant.


         Notwithstanding the preceding paragraph, the LLCP Letter Agreement contains restrictions on the purchase price or exercise price of the shares of the Company's common stock that may be issued pursuant to awards under the Plan. Of the 550,000 shares of the Company's common stock reserved for issuance under the Plan, Plan awards for not less than 50,000 shares must be issued at a price of not less than $1.50 per share. Plan awards for not less than 50,000 shares must be issued at a price of not less than $2.00 per share. Plan awards for not less than 50,000 shares must be issued at a price of not less than $2.50 per share. The remaining Plan awards must be issued at a price not less than the fair market value per share at the time of issuance of the Plan awards. Options may be exercised during a period of time fixed by the committee except that no option may be exercised more than ten years after the date of grant.


         An aggregate of 550,000 shares of the Company's common stock is reserved for issuance under the Plan. On February 1, 2005, options to purchase up to 539,000 shares of the Company's common stock at exercise prices per share ranging from $1.47 to $2.50 were granted subject to stockholder and other approvals. Because LLCP and two of the Company's directors who owned in the aggregate a majority of the Company's outstanding voting common stock each indicated their separate intentions to vote in favor of the adoption of the Plan at the Company's 2005 annual meeting of stockholders, the effect of the options was considered in the diluted earnings per share computation at April 3, 2005. Stockholder approval for the Plan was formally obtained at the 2005 annual meeting of stockholders.


         The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by APB Opinion No. 25 and provides the pro forma disclosure provisions of SFAS No. 123. Accordingly, compensation expense for stock options issued to employees is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

         For purposes of pro forma disclosures, the estimated fair value of the options, based on the Black-Scholes option pricing model, is amortized to expense over the options' vesting periods. The following is the pro forma information prepared as if the fair value method under SFAS No. 123, as amended by SFAS No. 148, had been adopted (in thousands, except per share amounts):

                                                      Three Months Ended           Nine Months Ended
                                                ---------------------------  ---------------------------
                                                July 3, 2005  June 27, 2004  July 3, 2005  June 27, 2004
                                                ------------  -------------  ------------  -------------
Net income (loss), as reported                  $      1,077    $      186   $      2,740   $     (2,043)

Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based methods for all awards,
  net of related tax effects                    $         --    $       --   $        280   $         --

Pro forma net income (loss)                     $      1,077    $      186   $      2,460   $     (2,043)

Net income (loss) per share
  Basic, as reported                            $       0.07    $     0.01   $       0.18   $      (0.14)
  Basic, pro forma                              $       0.07    $     0.01   $       0.17   $      (0.14)

  Diluted, as reported                          $       0.07    $     0.01   $       0.18   $      (0.14)
  Diluted, pro forma                            $       0.07    $     0.01   $       0.16   $      (0.14)


8.       INCOME TAXES


         The effective tax rates for the first nine months of fiscal years 2005 and 2004 were based upon the estimated annual effective tax rates of approximately 39.5% in 2005 and (37.9%) in 2004, respectively. The effective tax rate for the first nine months of fiscal year 2005 approximated the statutory rate. The effective tax rate for the first nine months of fiscal year 2004 was lower than the statutory rate based upon California's limitation on net operating (benefit) loss carryovers, which permitted only 50% of the net operating loss to be used in future periods.


         In fiscal year 2004, the Company recorded a $425,000 valuation allowance against a portion of its deferred tax assets, since it believed that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future. The valuation allowance will be reviewed in light of the Company's improved financial performance.


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


         A significant portion of the Company's total net revenues was derived from two customers. Panda Restaurant Group and Jenny Craig Products accounted for approximately 30.0% and 17.8%, respectively, of the Company's revenues for the nine months ended July 3, 2005. Distributors for Panda Restaurant Group and Jenny Craig Products accounted for approximately 36.4% and 18.8%, respectively, of the Company's total accounts receivable balance at July 3, 2005. Panda Restaurant Group and Jenny Craig Products accounted for approximately 28.8% and 18.9%, respectively, of the Company's revenues for the nine months ended June 27, 2004. Distributors for Panda Restaurant Group and Jenny Craig Products accounted for approximately 18.0% and 24.1%, respectively, of the Company's total accounts receivable balance at September 26, 2004. The Company intends to reduce its reliance on a small concentration of accounts by further expansion into custom products for retail and foodservice customers nationwide.

10.      RECENT DEVELOPMENTS


         On April 21, 2005, the Company engaged Piper Jaffray & Co. as its financial advisor to assist the Company in identifying and exploring strategic financial alternatives to improve stockholder value. Piper Jaffray & Co. has agreed to assist the Company in executing and closing a suitable transaction, if any, that may be identified and then selected by the Company for execution. The Company has requested that Piper Jaffray & Co., as part of this engagement, focus on alternatives to refinance its debt held by LLCP and its affiliate, PSI, which matures in October 2006. The Company has indicated that any potential transaction that may be identified and selected for execution could involve the disposition of both the debt and equity held by LLCP and its affiliate. As of July 3, 2005, the Company incurred $142,100 of operating expenses in connection with its strategic financial alternatives review.


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

         o changes in governmental laws and regulations, including income taxes; and

         o other factors as may be discussed in this report and other reports we file with the Securities and Exchange Commission ("Commission"), including those described in Item 7 of our annual report on Form 10-K for the fiscal year ended September 26, 2004 under the heading "Risk Factors Related to Our Business and Industry."

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

         CONCENTRATIONS OF CREDIT RISK. Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral from our customers. A bankruptcy or other significant financial deterioration of any customers could impact their future ability to satisfy their receivables with us. Our allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions. Write-offs, net of recoveries, to the allowance for doubtful accounts were $5,000 and $0 for the nine months ended July 3, 2005 and June 27, 2004, respectively.

         A significant portion of our total net revenues was derived from two customers. Panda Restaurant Group and Jenny Craig Products accounted for approximately 30.0% and 17.8%, respectively, of our revenues for the nine months ended July 3, 2005. Distributors for Panda Restaurant Group and Jenny Craig Products accounted for approximately 36.4% and 18.8%, respectively, of our total accounts receivable balance at July 3, 2005. Panda Restaurant Group and Jenny Craig Products accounted for approximately 28.8% and 18.9%, respectively, of our revenues for the nine months ended June 27, 2004. Distributors for Panda Restaurant Group and Jenny Craig Products accounted for approximately 18.0% and 24.1%, respectively, of our total accounts receivable balance at September 26, 2004.

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

         EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED. We evaluate the excess of cost over fair value of net assets acquired (goodwill) at least annually for impairment in accordance with SFAS No. 142. We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data. No impairment of goodwill was recorded during fiscal year 2004. At July 3, 2005, we had goodwill of $12,188,000. A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

         INCOME TAXES. The effective tax rates for the first nine months of fiscal years 2005 and 2004 were based upon the estimated annual effective tax rates of approximately 39.5% in 2005 and (37.9%) in 2004, respectively. The effective tax rate for the first nine months of fiscal year 2005 approximated the statutory rate. The effective tax rate for the first nine months of fiscal year 2004 was lower than the statutory rate based upon California's limitation on net operating (benefit) loss carryovers, which permitted only 50% of the net operating loss to be used in future periods.

         In fiscal year 2004, we recorded a $425,000 valuation allowance against a portion of our deferred tax assets, since we believed that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future. The valuation allowance will be reviewed in light of our improved financial performance.


RESULTS OF OPERATIONS


THREE MONTHS ENDED JULY 3, 2005 COMPARED TO THREE MONTHS ENDED JUNE 27, 2004


         While we operate as a single business unit, manufacturing various products on common production lines, revenues from similar customers are grouped into the following natural categories for purposes of this discussion: retail, foodservice and airlines.


         The three months ended July 3, 2005 and June 27, 2004 were each 13-week periods.


         NET REVENUES. Net revenues for the three months ended July 3, 2005 increased $7,045,000 (20.0%) to $42,281,000 from $35,236,000 for the three months ended June 27, 2004. Increased sales activity primarily to existing retail and foodservice customers contributed to the revenue growth.


         Retail net revenues increased $6,819,000 (54.8%) to $19,271,000 for the three months ended July 3, 2005 as compared to $12,452,000 for the three months ended June 27, 2004. The increase was predominately due to increased sales to three national brand customers, one of which became a customer in the third quarter of 2004. Foodservice net revenues increased $875,000 (5.9%) to $15,705,000 for the three months ended July 3, 2005 as compared to $14,830,000 for the three months ended June 27, 2004 due to increased production requirements of an existing customer initiated in the second half of fiscal year 2004. Airline net revenues decreased $649,000 (8.2%) to $7,305,000 for the three months ended July 3, 2005 as compared to $7,954,000 for the three months ended June 27, 2004. Sales were negatively affected by a large airline carrier's decision to offer meals on only long-haul and international flights. The effect was partially offset by sales generated from the addition of new airline accounts and improvements in air travel from early fiscal year 2004 levels.


         GROSS PROFIT. Gross profit increased $1,662,000 (45.2%) to $5,338,000 for the three months ended July 3, 2005 as compared to $3,676,000 for the three months ended June 27, 2004. This increase is attributable to increased net revenues and an improvement in gross margin as a percentage of net revenues to 12.6% for the three months ended July 3, 2005 from 10.4% for the three months ended June 27, 2004. Gross margin as a percentage of net revenues improved due to better leveraging of fixed costs and better pricing of raw material costs.


         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses increased by $208,000 (10.9%) to $2,125,000 (5.0% of net revenues) for the three months ended July 3, 2005 as compared to $1,917,000 (5.4% of net revenues) for the three months ended June 27, 2004. $142,100 of the increase was related to costs associated with our exploration of strategic financial alternatives to improve stockholder value. The remaining increase in SG&A was largely due to increased payroll costs. SG&A spending is expected to remain fairly constant, with some anticipated fluctuation in promotional spending.


         OPERATING INCOME. Operating income increased $1,454,000 (82.7%) to $3,213,000 for the three months ended July 3, 2005 as compared to $1,759,000 for the three months ended June 27, 2004 due to revenue growth and improvements in production and material costs discussed above.


         OTHER EXPENSES. Other expenses increased $36,000 (2.5%) for the three months ended July 3, 2005 to $1,497,000 as compared to $1,461,000 for the three months ended June 27, 2004. The increase in other expenses was largely attributable to the disposition of certain fixed assets during the period.


         NET INCOME (LOSS). The net result for the three months ended July 3, 2005 was net income of $1,077,000 ($.07 per basic and diluted share) as compared to net income of $186,000 ($.01 per basic and diluted share) for the three months ended June 27, 2004.


NINE MONTHS ENDED JULY 3, 2005 COMPARED TO NINE MONTHS ENDED JUNE 27, 2004


         The nine months ended July 3, 2005 and June 27, 2004 were 40-week and 39-week periods, respectively.

         NET REVENUES. Net revenues for the nine months ended July 3, 2005 increased $29,071,000 (30.0%) to $125,838,000 from $96,767,000 for the nine months ended June 27, 2004. The increase in net revenues resulted from growth in all business categories through the continued development of existing accounts (85% of the increase) and from the addition of new customers (15% of the increase).


         Retail net revenues increased $21,256,000 (58.6%) to $57,509,000 for the nine months ended July 3, 2005 as compared to $36,253,000 for the nine months ended June 27, 2004. The increase was predominately due to increased sales to three national brand customers, one of which became a customer in the third quarter of 2004. Foodservice net revenues increased $5,355,000 (13.2%) to $45,866,000 for the nine months ended July 3, 2005 as compared to $40,511,000 for the nine months ended June 27, 2004 primarily due to increased production requirements of an existing customer. Airline net revenues increased $2,460,000 (12.3%) to $22,463,000 for the nine months ended July 3, 2005 as compared to $20,003,000 for the nine months ended June 27, 2004. This was the result of revenue growth from increased air travel and the addition of new airline accounts, which more than offset the effect of an existing customer's decision to offer meals on only long-haul and international flights.


         GROSS PROFIT. Gross profit increased $4,521,000 (41.8%) to $15,349,000 for the nine months ended July 3, 2005 as compared to $10,828,000 for the nine months ended June 27, 2004. The majority of this increase is attributable to net revenues increasing $29,071,000. The balance of the increase was the result of improvement in gross margin as a percentage of net revenues to 12.2% for the nine months ended July 3, 2005 from 11.2% for the nine months ended June 27, 2004. Gross margin as a percentage of net revenues improved due to better leveraging of fixed costs and better pricing of raw material costs.


         We modified our estimate for recording inventory reserves during the first quarter of fiscal year 2005 to apply estimated reserve percentages to aging categories. The impact of this change in estimate resulted in a one-time increase to cost of sales and decrease in gross profit of approximately $650,000 or a 0.5% decline in gross profit as a percentage of net revenues.


         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses decreased $397,000 (6.3%) to $5,923,000 (4.7% of net revenues) for the nine months ended July 3, 2005 as compared to $6,320,000 (6.5% of net revenues) for the nine months ended June 27, 2004. Demonstration and promotional expenses have declined from previous levels as a result of a decline in sales to a customer who required us to pay a portion of those costs. These declines were offset by $142,100 related to costs associated with our exploration of strategic financial alternatives to improve stockholder value and increases in insurance costs. Barring changes in our sales mix, we expect the current level of spending on demonstrations and promotions to remain constant.


         OPERATING INCOME. Operating income increased $4,917,000 (109.1%) to $9,425,000 for the nine months ended July 3, 2005 as compared to $4,508,000 for the nine months ended June 27, 2004 due to revenue growth and improvements in production costs and SG&A expenses discussed above.


         OTHER EXPENSES. Other expenses decreased $2,897,000 (37.2%) for the nine months ended July 3, 2005 to $4,900,000 as compared to $7,797,000 for the nine months ended June 27, 2004. The decrease was attributable to savings realized from the debt refinancing discussed below. In particular, amortization costs and interest expense declined $289,000 (63.2%) and $167,000 (3.6%), respectively, for the nine months ended July 3, 2005 from the nine months ended June 27, 2004. However, included in other expenses for the nine months ended June 27, 2004 was a substantially noncash charge of $2,778,000 for debt extinguishment expenses related to the write-off of deferred financing costs and debt issue costs in connection with the October 2003 refinancing discussed below. We expect some interest expense savings in future periods due to the early pay-off of the Term B Loan on June 30, 2005.


         NET INCOME (LOSS). The net result for the nine months ended July 3, 2005 was net income of $2,740,000 ($.18 per basic and diluted share) as compared to a net loss of $2,043,000 ($.14 per basic and diluted share) for the nine months ended June 27, 2004.


LIQUIDITY AND CAPITAL RESOURCES


         Our principal source of liquidity is cash generated from our operating activities. Our cash and cash equivalents increased $55,000 to $1,664,000 at July 3, 2005 from $1,609,000 at September 26, 2004.

         During the nine months ended July 3, 2005, our operating activities provided cash of $5,294,000 as compared to a use of cash of $3,145,000 during the nine months ended June 27, 2004. Cash generated from operations before working capital changes was $6,243,000. Cash generated from changes in working capital resulted from a $173,000 decline in prepaid expenses and other, a $149,000 decline in inventories and a $311,000 increase in accrued liabilities, reduced by a $1,474,000 increase in accounts receivable and a $109,000 decrease in accounts payable. As of July 3, 2005, we had working capital of $18,033,000.

         During the nine months ended July 3, 2005, our investing activities resulted in a use of cash of $883,000 as compared to a use of cash of $523,000 during the nine months ended June 27, 2004. Current year additions to property and equipment relate to the purchase of new machinery to automate certain manufacturing processes. Capital expenditures for additional capacity will likely increase in the fourth quarter of fiscal year 2005.

         During the nine months ended July 3, 2005, our financing activities resulted in a use of cash of $4,356,000 as compared to cash provided of $4,073,000 during the nine months ended June 27, 2004. The use of cash during the current fiscal year resulted from principal payments on our long-term debt and the early pay-off of the Term B Loan. The cash provided in the nine months ended June 27, 2004 resulted primarily from new borrowings, net of related deferred financing costs, in connection with the debt refinancing in October 2003 (as discussed below), offset by principal payments during the period on our long-term debt.

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

         PSI has made two term loans to us. The senior Term A Loan, in the principal amount of $17,800,000, has an annual interest rate on the in-formula portion equal to the greater of 5.5% or the prime rate in effect from time to time plus 1.5%. The $5,000,000 Term B Loan, which was entirely paid off at June 30, 2005 in advance of the maturity of the loan, amortized monthly and initially carried a base interest rate of 12%. The interest rate on the Term A Loan is, and the interest rate on the Term B Loan was, subject to increase upon the occurrence of any interest rate event, as defined in the loan documents, or event of default as provided in the notes that evidence those loans. The Term A Loan and the Term B Loan were to mature on October 31, 2006. The maturity and interest rate of the Term B Loan were subsequently amended, as discussed below, and the loan has been paid off as of June 30, 2005. The prepayment terms of the Term A Loan provide, and the prepayment terms of the Term B Loan provided, among other things, that we will make mandatory prepayments of annual excess cash flow, if any.

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

         On October 6, 2004, we executed the fourth amendment to the existing financing arrangements with PSI and LLCP to amend the financial covenants and various other provisions. Effective September 26, 2004, the new amendments to the securities purchase agreement with LLCP and the loan and securities agreement with PSI eliminated, for the first and second quarters of fiscal year 2005, the potential for a 2% increase in interest rates like the increase that occurred on June 7, 2004, and reduced the base rate on the Term B Loan from 12% to LIBOR plus 7.5%. In exchange, we agreed to increase our payment of principal on the Term B Loan from $69,445 per month to specified monthly amounts ranging from $254,445 to $274,445. Prior to this amendment, the Term B Loan was to have a balance of $2.5 million due at maturity of the loan on October 31, 2006. Under this amendment, the Term B Loan had a maturity of January 31, 2006. The loan has been paid off as of June 30, 2005. The increase in cash required for principal repayment was offset, in part, by savings from the reduction in interest rates.

         To obtain consent for the proposed 2005 Stock Plan, as discussed in our proxy statement for our 2005 annual meeting of stockholders, we agreed to issue to LLCP 83,641 fully paid and non-assessable shares of common stock subject to terms specified in the letter agreement dated February 24, 2005 between LLCP and us ("LLCP Letter Agreement"). The LLCP Letter Agreement also provides restrictions on the purchase price or exercise price of the shares of our common stock that may be issued pursuant to awards under the 2005 Stock Plan. LLCP agreed in the LLCP Letter Agreement to vote all shares of our voting capital stock beneficially owned by LLCP in favor of approval of the 2005 Stock Plan. The fair value of the 83,641 shares of common stock (based on the closing sale price of a share of our common stock on February 1, 2005) of $122,952 was expensed as a component of interest expense during the quarter ended April 3, 2005.

         On May 12, 2005, LLCP and we executed an amendment to the LLCP Letter Agreement. The amendment provides that we would issue and deliver the 83,641 shares to LLCP prior to obtaining stockholder and stock exchange approval of the 2005 Stock Plan, provided that LLCP would return the shares if stockholder and stock exchange approval were not obtained. We delivered the shares to LLCP on May 13, 2005. Stockholder approval for the 2005 Stock Plan was formally obtained at the 2005 annual meeting of stockholders. We obtained final confirmation of American Stock Exchange listing approval for the shares on May 23, 2005.


         We believe, based upon forecasted performance for fiscal year 2005, that it is probable that we will be in compliance with all of the revised financial and other covenant requirements. Accordingly, based upon projected covenant compliance and as a result of the refinancing of the obligations described above, all principal amounts payable to LLCP and to PSI, other than currently scheduled principal payments, have been classified as long-term liabilities in the accompanying balance sheet as July 3, 2005. In the future, our failure to achieve certain revenue, expense and profitability levels could result in a violation of the amended financial covenants under our financing arrangements and could result in acceleration of maturity of the loans, which could adversely affect our financial condition, results of operations or cash flows.


         We believe that funds available to us from operations and existing capital resources will be adequate for our capital requirements for at least the next twelve months.


         Following is a summary of our contractual obligations at July 3, 2005:

                                                                  PAYMENTS DUE BY PERIOD
                                                                  ----------------------

                                             REMAINDER OF                                         MORE THAN
 CONTRACTUAL OBLIGATIONS        TOTAL        FISCAL YEAR       2-3 YEARS         4-5 YEARS         5 YEARS
 -----------------------        -----        -----------       ---------         ---------         -------
Debt maturities              $46,717,371      $     9,652      $46,707,719      $        --      $        --

Contractual obligations       13,717,038          605,956        4,166,713        2,896,124        6,048,245

Open purchase orders          22,853,577       13,527,027        9,326,550               --               --
                             -----------      -----------      -----------      -----------      -----------
Total contractual
   Obligations               $83,287,986      $14,142,635      $60,200,982      $ 2,896,124      $ 6,048,245
                             ===========      ===========      ===========      ===========      ===========

         During the nine months ended July 3, 2005, we made ten voluntary principal prepayments on our Term B Loan totaling $2,676,950. The Term B Loan was entirely paid off at June 30, 2005.


         On April 21, 2005, we engaged Piper Jaffray & Co. as our financial advisor to assist us in identifying and exploring strategic financial alternatives to improve stockholder value. Piper Jaffray & Co. has agreed to assist us in executing and closing a suitable transaction, if any, that may be identified and then selected by us for execution. We have requested that Piper Jaffray & Co., as part of this engagement, focus on alternatives to refinance the debt held by LLCP and its affiliate, PSI, which matures in October 2006. We have indicated that any potential transaction that may be identified and selected for execution could involve the disposition of both the debt and equity held by LLCP and its affiliate. As of July 3, 2005, we have incurred $142,100 of operating expenses in connection with our strategic financial alternatives review.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         INTEREST RATE RISK - OBLIGATIONS. We are subject to interest rate risk on variable interest rate obligations. A hypothetical 10% increase in average market interest rates would increase by approximately $139,000 annual interest expense on our debt outstanding as of July 3, 2005. We are also subject to interest rate risk on our fixed interest rate obligations. Based upon outstanding amounts of fixed rate obligations as of July 3, 2005, a hypothetical 10% decrease in average market interest rates would increase the fair value of outstanding fixed rate debt by approximately $236,000.

ITEM 4.           CONTROLS AND PROCEDURES


         Our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has concluded based on its evaluation as of July 3, 2005 that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.


         During the quarter ended July 3, 2005, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         On May 18, 2005, we held our 2005 annual meeting of stockholders. The total number of outstanding votable shares included 14,805,556 shares of common stock that were entitled to cast one vote per share on each proposal and 23.57 shares of Series A Convertible Preferred Stock that were entitled to cast 12,010 votes per share on each proposal, with all shares being voted together as a single class.


         Nine nominees were presented for election and elected to our board of directors at the meeting. The results of the vote for the election of directors were as follows:



  Nominee                             For              Withheld
  -------                             ---              --------
  James Rudis                         14,551,979       20,520
  John L. Steinbrun                   14,517,829       54,670
  Harold Estes                        14,519,254       53,245
  Geoffrey A. Gerard                  14,519,839       52,660
  John E. McConnaughy, Jr.            14,519,339       53,160
  Alexander Auerbach                  14,518,314       54,185
  Louis J. Giraudo                    14,549,739       22,760
  Alexander Rodetis, Jr.              14,551,339       21,160
  Steven E. Hartman                   14,545,604       26,895


         In addition, the holders of common stock and the holder of Series A Convertible Preferred Stock voted together on the adoption of the 2005 Stock Plan. The results of the vote were as follows:


  For                Against           Withheld        Broker Non-Votes
  ---                -------           --------        ----------------
  7,668,722          104,522           20,250          6,779,005


         Accordingly, the nine nominees were elected and the 2005 Stock Plan was approved by our stockholders.


ITEM 6.           EXHIBITS


   Exhibit

         Number                                      Description
         ------                                      -----------

         10.1 Amendment dated May 12, 2005 to Letter Agreement dated February 24, 2005 between LLCP and OFI regarding 2005 Stock Plan (1)

         10.2 Description of Bonus Programs for Named Executive Officers for Fiscal Year 2005 (2) (#)

         10.3     Description of Employment Arrangement with John L. Steinbrun
                  (2) (#)

         10.4     Summary of Director Compensation (3) (#)

         31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002 (4)

         32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
                  ___________

         (#) Management contract or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10).

         (1) Filed as an exhibit to LLCP's Schedule 13D/A No. 9 and incorporated herein by reference.

         (2) Filed as an exhibit to our Form 8-K for May 18, 2005 and incorporated herein by reference.

         (3) Filed as an exhibit to our Form 8-K for May 3, 2005 and incorporated herein by reference.

         (4)      Filed herewith.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         OVERHILL FARMS, INC.
                                         (REGISTRANT)


Date:    July 28, 2005                   By: /s/  James Rudis
                                             -----------------------------------
                                             James Rudis
                                             Chairman, President and
                                             Chief Executive Officer



Date:    July 28, 2005                   By: /s/  John L. Steinbrun
                                             -----------------------------------
                                             John L. Steinbrun
                                             Senior Vice President,
                                             Chief Financial Officer and Chief
                                             Operating Officer

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