Form 10-K
period 2005-10-02
OVERHILL FARMS INC
filed 2005-12-06
CIK 1101020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

                                  ANNUAL REPORT
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     (Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended OCTOBER 2, 2005

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from            to

                         Commission file number 1-16699
                                                -------

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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

     The aggregate market value of voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on April 1, 2005, which was the last business day of the registrant's second fiscal quarter ended April 3, 2005 (based on the closing price on such date on the American Stock Exchange) was approximately $11.1 million. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates. The registrant has no non-voting common equity.

     There were 14,976,997 shares of common stock, par value $0.01, outstanding as of December 6, 2005.

     Documents Incorporated By Reference: NONE

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act). Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I

     Item 1      Business                                                      1
     Item 1A     Risk Factors                                                  2
     Item 1B     Unresolved Staff Comments                                     7
     Item 2      Properties                                                    7
     Item 3      Legal Proceedings                                             7
     Item 4      Submission of Matters to a Vote of Security Holders           7

PART II

     Item 5      Market for Registrant's Common Stock, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities             8
     Item 6      Selected Financial Data                                       9
     Item 7      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          10
     Item 7A     Quantitative and Qualitative Disclosures About Market Risk   18
     Item 8      Financial Statements and Supplementary Data                  18
     Item 9      Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure                          18
     Item 9A   Controls and Procedures                                        18
     Item 9B   Other Information                                              19

PART III

     Item 10     Directors and Executive Officers of the Registrant           20
     Item 11     Executive Compensation                                       25
     Item 12     Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters                   29
     Item 13     Certain Relationships and Related Transactions               31
     Item 14     Principal Accountant Fees and Services                       32

PART IV

     Item 15     Exhibits and Financial Statement Schedules                   33

SIGNATURES                                                                    41

                                     PART I

ITEM 1.  BUSINESS
         --------

HISTORY

     Overhill Farms, Inc. was formed in 1995 as a Nevada corporation. We sell our products nationwide, and our headquarters are located in Vernon, California.

     We were a 99% owned subsidiary of TreeCon Resources, Inc., formerly known as Polyphase Corporation and Overhill Corporation, until the completion of a spin-off in October 2002. In the spin-off, TreeCon Resources distributed all of the outstanding shares of our common stock that it owned to the holders of record of TreeCon Resources common stock as of the close of business on September 30, 2002.

PRODUCTS AND SERVICES

     We are a value-added manufacturer of quality frozen food products including entrees, plated meals, meal components, soups, sauces, poultry, meat and fish specialties. We provide custom prepared foods to a number of prominent nationally recognized customers such as Panda Restaurant Group, Inc., Jenny Craig, Inc., American Airlines, Inc., Safeway Inc. and Pinnacle Foods Corporation.

SALES AND MARKETING

     We market our products through both an internal sales force and outside food brokers. Historically, we have served foodservice, retail and airline customers.

     A significant portion of our total net revenues during the last two fiscal years was derived from two customers. Panda Restaurant Group and Jenny Craig, Inc. accounted for approximately 31% and 19%, respectively, of our revenues for the fiscal year ended October 2, 2005. We continue to expand our retail and foodservice customer base with the goal of reducing our reliance on a small concentration of accounts.

MANUFACTURING AND SOURCING

     We completed the implementation of a major program to improve manufacturing efficiencies. These initiatives included the consolidation of most of our home office, manufacturing and warehousing, product development and marketing and quality control facilities into a single manufacturing facility in Vernon, California in 2003. We also maintain a facility primarily for cooking protein. We added equipment to improve freezing capabilities and to automate some operations in both facilities.

     Our ability to economically produce large quantities of our products while maintaining a high degree of quality is partially dependent on our ability to procure raw materials on an economical cost basis. We rely on several large suppliers for our poultry products and purchase the remaining raw materials from suppliers in the open market. We do not anticipate any particular difficulty in acquiring these materials in the future. We store raw materials, packaging and finished goods on-site or in public frozen food storage facilities until shipment. We negotiate supply contracts at fixed prices when possible to protect against market fluctuation risk.

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

COMPETITION

     Our products compete with products produced by numerous regional and national firms. Many of these companies are divisions of larger fully integrated companies such as Tyson Foods and ConAgra. Competition is intense with most firms producing similar products for the foodservice and retail industries. Competitive factors include price, product quality, flexibility, product development, customer service and, on a retail basis, name recognition. We are competitive in this market as a result of our ability to produce mid-sized/custom product runs, within a short time frame and on a cost effective basis.

PRODUCT DEVELOPMENT AND MARKETING

     We maintain a comprehensive, fully staffed research and development department that formulates recipes and upgrades specific products for current and prospective customers and establishes production and quality standards. We develop products based upon customers' specifications, conventional recipes, new product developments or our own product initiatives. We are continuously developing recipes as customers' tastes and client requirements change. We also maintain a quality control department for testing and quality control.

INTELLECTUAL PROPERTY

     We have registered the trademark "Overhill Farms," among others, in the United States Patent and Trademark Office, and previously acquired other trademarks including, among others, "Chicago Brothers" and "Florence Pasta and Cheese."

EMPLOYEES

     Our total hourly and salaried workforce consisted of approximately 820 employees at October 2, 2005. Most of our operations are labor intensive, generally requiring semi-skilled employees. The manufacturing employees are unionized with United Food & Commercial Workers Union, Local 770 under a three-year contract renewed effective March 1, 2005. We believe our relations with the union to be good.

REGULATION

     Food manufacturers are subject to strict government regulation, particularly in the health and environmental areas, by the United States Department of Agriculture, also called the "USDA," the Food and Drug Administration, or the "FDA," Occupational Safety and Health Administration, or "OSHA," and the Environmental Protection Agency, or the "EPA." Our food processing facilities are subject to on-site examination, inspection and regulation by the USDA. Compliance with the current applicable federal, state and local environmental regulations has not adversely affected our financial position, results of operations or competitive position and we expect that regulations will not negatively impact us in the future. To date, we have never been required to recall any of our products. Since 1997, we have used a Hazard Analysis Critical Point Plan to ensure proper handling of all food items.

ITEM 1A. RISK FACTORS
         ------------

OUR ABILITY TO COMPETE EFFECTIVELY IN THE HIGHLY COMPETITIVE FOOD INDUSTRY MAY AFFECT OUR OPERATIONAL PERFORMANCE AND FINANCIAL RESULTS.

     The food industry is highly competitive, and our continued success depends in part on our ability to be an efficient producer in a highly competitive industry. We face competition in all of our markets from large, national companies and smaller, regional operators. Some of our competitors, including other diversified food companies, are larger and may have greater financial resources than we do. From time to time, we experience price pressure in certain of our markets as a result of competitors' promotional pricing practices as well as market conditions generally. Our ability to reduce costs is limited to the extent efficiencies have already been achieved. Our failure to reduce costs through productivity gains would weaken our competitive position. Competition is based on product quality, distribution effectiveness, brand loyalty, price, effective promotional activities and the ability to identify and satisfy emerging consumer preferences. We may not be able to effectively compete with these larger, more diversified companies.

THE LOSS OR CONSOLIDATION OF ANY OF OUR KEY CUSTOMERS COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS BY DECREASING OUR EXISTING SALES OPPORTUNITIES AND PRICES AND INCREASING OUR MARKETING AND PROMOTIONAL EXPENSES.

     The largest purchasers of our products, Panda Restaurant Group, Inc. and Jenny Craig, Inc., accounted for approximately 31.1% and 19.0%, respectively, of our total net revenues during the fiscal year ended October 2, 2005. We expect that our sales to these customers will continue to constitute a significant percentage of our net revenues. The loss of either of these customers as an outlet for our products could adversely affect our competitive position and operating results.

FUTURE DECLINES IN AIR TRAVEL AND BANKRUPTCIES OR OTHER FINANCIAL DIFFICULTIES OF OUR AIRLINE CUSTOMERS MAY ADVERSELY AFFECT OUR REVENUES, COSTS AND COLLECTIONS.

     In fiscal year 2005, sales to airline customers were approximately $30.5 million, or 18.8% of total net revenues, as compared to sales of $29.2 million in fiscal year 2004 and $29.4 million in fiscal year 2003, representing 21.8% and 21.4% of total net revenues in fiscal years 2004 and 2003, respectively. Additionally, accounts receivable from airline-related customers accounted for approximately 20.8% and 33.3% of the total accounts receivable balance at October 2, 2005 and September 26, 2004, respectively. The events of September 11, 2001 significantly reduced our sales to airline customers during fiscal year 2003 and in the first half of fiscal year 2004. Two of our airline customers, Delta Airlines and Northwest Airlines, filed for Chapter 11 bankruptcy in fiscal year 2005. Approximately $134,000 of Delta Airlines receivables was written-off in fiscal year 2005. Northwest Airlines' bankruptcy filing had no financial impact on us since our receivables are due from a financially stable independent third-party distributor. Given the financial stresses now facing the airline industry, we carefully monitor our receivables from all of our customers in this sector. The ongoing effect of these events on the airline industry, airline revenues, and on our business in particular, or the impact of a future occurrence of a similar event, cannot be accurately determined and could further adversely affect our financial position, results of operations or cash flows by, among other things, decreasing our sales to and making it more difficult to collect receivables from airline customers.

WE ARE SUBJECT TO COST FLUCTUATIONS IN OUR OPERATIONS THAT MAY ADVERSELY AFFECT OUR PROFITABILITY.

     Our business operations may experience operating cost volatility caused by external conditions, market fluctuations and changes in governmental policies. Any substantial increase in our manufacturing or operating costs, if not offset by product price increases, hedging activities or improved efficiencies, may adversely affect our operating performance, business and financial condition.

WE ARE A MAJOR PURCHASER OF MANY COMMODITIES THAT WE USE FOR RAW MATERIALS AND PACKAGING, AND PRICE CHANGES FOR THE COMMODITIES WE DEPEND ON MAY ADVERSELY AFFECT OUR PROFITABILITY.

     We enter into contracts for the purchase of raw materials at fixed prices, which are designed to protect us against raw material price increases during their term. However, when necessary, we attempt to recover our commodity cost increases by increasing prices, promoting a higher-margin product mix and creating additional operating efficiencies. Nevertheless, the raw materials used in our business are largely commodities that experience price volatility caused by external conditions, commodity market fluctuations, currency fluctuations and changes in governmental agricultural programs.

     We also use paper products, such as corrugated cardboard, aluminum products, and films and plastics to package our products. Substantial increases in prices of packaging materials or higher prices of our raw materials could adversely affect our operating performance and financial results.

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

SOME OF OUR SIGNIFICANT CUSTOMER AND SUPPLIER CONTRACTS ARE SHORT-TERM.

     Some of our customers and suppliers operate through purchase orders or short-term contracts. Though we have long-term business relationships with many of our customers and suppliers, we cannot be sure that any of these customers or suppliers will continue to do business with us on the same basis. Additionally, though we try to renew these contracts as they come due, there can be no assurance that these customers or suppliers will renew the contracts on terms that are favorable to us, if at all. The termination of any number of these contracts may adversely affect our business and prospects, including our financial performance and results of operations.

OUR COMMON STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS.

     During the 52-week period ended December 5, 2005, the high and low sales prices of our common stock on Amex were $4.40 per share and $1.10 per share, respectively. Prices for our shares are determined in the marketplace and may accordingly be influenced by many factors, including, but not limited to:

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

OUR FAILURE TO ATTRACT AND RETAIN KEY MANAGEMENT PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

     Our business requires managerial, financial and operational expertise, and our future success depends upon the continued service of key personnel. As a value-added manufacturer of quality frozen food products and custom prepared foods, we operate in a specialized industry. Our key personnel have experience and skills specific to this industry, and there are a limited number of individuals with the relevant experience and skills. Though we have employment agreements with Mr. Rudis and Mr. Steinbrun, each of these agreements provides for voluntary resignation on the part of the executive prior to the end of the term of the agreement. If we lose any of our key personnel, our business operations could be adversely affected.

THE LOSS OF CERTAIN OF OUR EXECUTIVE OFFICERS WOULD CONSTITUTE A CHANGE IN CONTROL AND, THEREFORE, AN EVENT OF DEFAULT UNDER OUR SECURITIES PURCHASE AND LOAN AGREEMENTS, AND WOULD LIKELY ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     The loss of the services of Mr. Rudis or Mr. Steinbrun and other key personnel would likely adversely affect our business, results of operations and financial condition unless and until we were able to locate suitable replacements. In addition, our securities purchase and loan agreements with Levine Leichtman Capital Partners II, L.P. ("LLCP"), our senior subordinated creditor, and Pleasant Street Investors, LLC ("PSI"), our senior secured creditor, provide that a change in control would occur if Mr. Rudis or Mr. Steinbrun ceases to have certain management responsibilities in our business, or if Mr. Rudis does not continue to hold a minimum number of shares of our common stock. The occurrence of a change in control would permit LLCP to accelerate all indebtedness owing under the senior subordinated note we issued to it and would constitute an event of default under the securities purchase agreement. LLCP would then have the right to require us to immediately repay all of our obligations then owing to it. We may not have sufficient funds to repay this indebtedness upon an event of default. Accordingly, the occurrence of a change in control could adversely affect our financial condition, results of operations or cash flows.

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

         After giving effect to the shares of our common stock issuable upon the exercise of options and warrants and conversion of shares of our Series A Convertible Preferred Stock, our executive officers and directors and stockholders who own greater than 5% of our common stock would own, in the aggregate, approximately 59% of our outstanding common stock as of December 6, 2005. In addition, our amended investor rights agreement with LLCP provides that LLCP has the right to designate for nomination and election up to three members of our board of directors, together with the right to fill the first vacancy that was created on the board of directors after October 31, 2003. These stockholders, if acting together, could be able to significantly influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
         -------------------------

     Not applicable.

ITEM 2.  PROPERTIES
         ----------

     We lease two manufacturing facilities in Vernon, California. In January 2002, we entered into a ten-year lease, with an option for a five-year renewal, for a facility, Plant No. 1, that has been expanded to 170,000 square feet. Most of our home office, manufacturing and warehousing, product development and marketing and quality control facilities have been consolidated into this single location. We also maintain a facility, Plant No. 2, primarily for cooking protein. In addition, we lease 7,620 square feet of dry goods storage in Huntington Park, California on a month-to-month basis.

     Management believes that now that our consolidation plan has been fully implemented, we should expect to continue to achieve operating efficiencies. We believe that our new Plant No. 1, currently operating at approximately 60% capacity, is adequate to meet our requirements for the foreseeable future. In fiscal year 2005, items that were processed at Plant No. 1 (some of which included components that were processed at Plant No. 2) accounted for sales of approximately $100,218,000. Items that were processed in Plant No. 2 that did not require further processing in Plant No. 1 accounted for the balance of sales in fiscal year 2005 of approximately $62,348,000. As our sales of cooked protein grow, it may become necessary to augment the cooking capacity that we now have at Plant No. 2. Capital expenditures for additional capacity, should they prove to be necessary to meet additional customer demand, may increase during fiscal year 2006 by $3 million to $6 million, depending on the amount of additional cooking capacity added.

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

     None.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------
          AND ISSUER PURCHASES OF EQUITY SECURITIES
          -----------------------------------------

MARKET INFORMATION, HOLDERS AND DIVIDENDS

     Our common stock has traded on the American Stock Exchange ("Amex") under the symbol "OFI" since November 1, 2002. At December 5, 2005, we had 178 stockholders of record. The following table sets forth the range of high and low sales prices for our common stock on Amex for the periods indicated:

              FISCAL 2004                               HIGH             LOW
              -----------                               ----             ---
         First Quarter from September 29, 2003
              to December 28, 2003                   $   0.76         $  0.50

         Second Quarter from December 29, 2003
              to March 28, 2004                      $   1.75         $  0.50

         Third Quarter from March 29, 2004
              to June 27, 2004                       $   1.55         $  1.00

         Fourth Quarter from June 28, 2004
              to September 26, 2004                  $   1.36         $  0.98

              FISCAL 2005
              -----------
         First Quarter from September 27, 2004
              to January 2, 2005                     $   1.75         $  1.00

         Second Quarter from January 3, 2005
              to April 3, 2005                       $   3.50         $  1.25

         Third Quarter from April 4, 2005
              to July 3, 2005                        $   3.75         $  1.75

         Fourth Quarter from July 4, 2005
              to October 2, 2005                     $   4.40         $  3.00

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

     Before the spin-off that occurred in October 2002, we operated as part of TreeCon Resources. Because the prior year data for fiscal years 2002 and 2001 reflect periods during which we did not operate as an independent public company, the data may not reflect the results of operations or the financial position that would have resulted if we had operated as a separate, independent public company throughout each of the periods shown. Comparability of the data is affected by fiscal year 2005 being a 53-week period and fiscal years 2001 through 2004 being 52-week periods. In addition, the data may not necessarily be indicative of our future results of operations or financial position. The historical data should be read in conjunction with sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the related notes included elsewhere in this Form 10-K.


                                                           FISCAL YEAR ENDED
                           ---------------------------------------------------------------------------------
STATEMENT OF OPERATIONS        OCTOBER 2,     SEPTEMBER 26,   SEPTEMBER 28,    SEPTEMBER 29,   SEPTEMBER 30,
DATA                              2005             2004            2003            2002             2001
(IN THOUSANDS, EXCEPT             ----             ----            ----            ----             ----
 PER SHARE DATA):

Net revenues                     $162,566       $133,957        $136,950         $138,901        $162,275
Operating income (a)               11,903          6,245           1,842            7,298           9,483

Income (loss) before
   extraordinary items (a)          3,696         (2,142)         (6,422)           1,030           2,242
Net income (loss) (a)               3,696         (2,142)         (6,422)           1,030           2,242

Net income (loss) per
   share - Basic (a) (b)            $0.25         $(0.14)         $(0.53)           $0.11           $0.24

Net income (loss) per
   share - Diluted (a) (b)          $0.24         $(0.14)         $(0.53)           $0.09           $0.20


                                                       AS OF FISCAL YEAR ENDED
                           ---------------------------------------------------------------------------------
BALANCE SHEET DATA             OCTOBER 2,     SEPTEMBER 26,   SEPTEMBER 28,    SEPTEMBER 29,   SEPTEMBER 30,
(IN THOUSANDS)                    2005             2004            2003            2002             2001
                                  ----             ----            ----            ----             ----


Total assets                       56,221        $59,550         $56,182          $59,018         $54,207
Long-term debt                     45,058         47,775          44,950           36,242          32,951
Total liabilities                  54,844         62,031          56,521           53,666          50,743
Retained (deficit)
earnings (c)                       (8,507)       (12,203)        (10,061)           7,842           6,812
Stockholders' (deficit)
equity                              1,378         (2,481)           (339)           5,352           3,464

(a) We adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2001 and, accordingly, ceased amortization of goodwill. Had we been accounting for goodwill under SFAS No. 142 for all periods presented, operating income would have increased by $850,000 in fiscal 2001; income before extraordinary items would have increased by $548,000 in fiscal 2001; and net income would have increased by $548,000 ($0.06 per basic share and $0.05 per diluted share) in fiscal 2001.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

OVERVIEW

     We are a leading value-added manufacturer of high quality, prepared frozen food products for branded retail, private label, food service and airline customers. Our product line includes entrees, plated meals, bulk-packed meal components, pastas, soups, sauces, poultry, meat and fish specialties, as well as organic and vegetarian offerings. Our extensive research and development efforts, combined with proprietary recipes and flexible manufacturing capabilities, provide customers with a one-stop solution for new product ideas, formulations and product manufacturing, as well as precise replication of existing recipes. Our capabilities allow customers to outsource product development, product manufacturing and packaging thereby avoiding significant fixed-cost and variable investments in resources and equipment. Our customers include such prominent nationally recognized names as Panda Restaurant Group, Jenny Craig, Inc., American Airlines, Inc., Safeway Inc. and Pinnacle Foods Corporation.

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

     Fiscal year 2005 was a 53-week period and fiscal years 2004 and 2003 were 52-week periods. Net revenues increased 21.4% for the fiscal year ended October 2, 2005 as compared to the fiscal year ended September 26, 2004. The increase in sales was due to growth in all business categories. We expect future sales growth to be driven primarily by the retail and foodservice areas. We experienced a 2.2% decline in net revenues for the fiscal year ended September 26, 2004 as compared to the fiscal year ended September 28, 2003. The decrease in net revenues during fiscal year 2004 was attributable to declines in sales to retail, airline and foodservice customers.

     Our gross profit increased 38.3% during fiscal year 2005 and 19.7% during fiscal year 2004. Operating income increased 90.6% for the fiscal year ended October 2, 2005 and 239.2% for the fiscal year ended September 26, 2004 due to increases in sales, better leveraging of manufacturing overhead and reductions in selling, general and administrative expenses ("SG&A"). Cost of sales declined as a percentage of net revenues to 87.8% in fiscal year 2005 from 89.3% in fiscal year 2004 and 91.3% in fiscal year 2003. SG&A as a percentage of net revenues improved to 4.8% in fiscal year 2005 from 6.0% in fiscal year 2004 and 7.4% in fiscal year 2003.

RESULTS OF OPERATIONS

     The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change and the results for each period as a percentage of net revenues. The columns present the following:

         o First two data columns in each table show the absolute results for each period presented.

         o Columns entitled "Dollar Variance" and "Percentage Variance" show the change in results, both in dollars and percentages. These two columns show favorable changes as positives and unfavorable changes as negatives. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

         o Last two columns in each table show the results for each period as a percentage of net revenues.

FISCAL YEAR ENDED OCTOBER 2, 2005 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 26, 2004

                                                                                      RESULTS AS A PERCENTAGE OF
                                                           DOLLAR        PERCENTAGE      NET REVENUES FOR THE
                                FISCAL YEAR ENDED         VARIANCE        VARIANCE        FISCAL YEAR ENDED
                            -------------------------    -----------     ----------   -----------------------
                            OCTOBER 2,   SEPTEMBER 26     FAVORABLE       FAVORABLE   OCTOBER 2,  SEPTEMBER 26,
                               2005          2004       (UNFAVORABLE)   (UNFAVORABLE)    2005         2004
                            -----------   -----------    -----------     ----------   ----------   ----------
                                 (IN THOUSANDS)                 (IN THOUSANDS)

Net revenues                $   162,566   $   133,957    $    28,609          21.4%       100.0%       100.0%

Cost of sales                   142,813       119,676        (23,137)        (19.3)       (87.8)       (89.3)
                            -----------   -----------    -----------     ----------   ----------   ----------

Gross profit                     19,753        14,281          5,472          38.3         12.2         10.7

Selling, general and
  administrative expenses         7,850         8,036            186           2.3         (4.8)        (6.0)
                            -----------   -----------    -----------     ----------   ----------   ----------

Operating income                 11,903         6,245          5,658          90.6          7.3          4.7

Other expenses                    6,371         9,755          3,384          34.7         (3.9)        (7.3)
                            -----------   -----------    -----------     ----------   ----------   ----------

Income (loss) before
  income taxes                    5,532        (3,510)         9,042         257.6          3.4         (2.6)

Income tax  (benefit)
  provision                       1,835        (1,368)        (3,203)       (234.1)        (1.1)         1.0
                            -----------   -----------    -----------     ----------   ----------   ----------

Net income (loss)           $     3,697   $    (2,142)   $     5,839         272.6%         2.3%        (1.6)%
                            ===========   ===========    ===========     ==========   ==========   ==========


     NET REVENUES. Net revenues for the fiscal year ended October 2, 2005 increased $28,609,000 (21.4%) to $162,566,000 from $133,957,000 for the fiscal year ended September 26, 2004.

     Retail net revenues increased $20,925,000 (41.6%) to $71,276,000 for the fiscal year ended October 2, 2005 as compared to $50,351,000 for the fiscal year ended September 26, 2004. This increase was attributable to higher sales to large national brand customers as well as to an existing club store customer. During the fourth quarter of fiscal year 2005, sales to a national retail brand customer declined by $1,800,000 due to a discontinued product line. We expect to replace this lost revenue with sales to a newly acquired account beginning in the first quarter of fiscal year 2006. Another national retail brand customer shifted production of certain items from our facility to the customer's own manufacturing facility, causing a $2,700,000 decline in sales in the fourth quarter of fiscal year 2005. We expect to begin sales of a new product line to the same customer in the first quarter of fiscal 2006, which we anticipate will replace the lost sales to this customer. Foodservice net revenues increased $6,362,000 (11.7%) to $60,772,000 from $54,410,000 for the fiscal year ended
September 26, 2004. The growth was largely due to increased sales to an existing customer. Airline net revenues were $30,518,000 for the fiscal year ended October 2, 2005 as compared to $29,196,000 for the fiscal year ended September 26, 2004, an increase of $1,322,000 (4.5%). The increase generated from the addition of new airline customers and improvements in air travel from early fiscal year 2004 levels were partially offset by a large airline carrier's decision to offer meals on only long-haul and international flights. Future airline sales may be affected by the financial difficulties of airline customers including the bankruptcy filings of Delta Airlines and Northwest Airlines.

     We expect sales growth to continue in the retail and foodservice categories. We also believe airline meals will continue to be a profitable part of our overall business despite the financial stresses facing the airline industry.

     GROSS PROFIT. Gross profit for the fiscal year ended October 2, 2005 increased $5,472,000 (38.3%) to $19,753,000 from $14,281,000 for the fiscal year ended September 26, 2004. The majority of this increase is attributable to net revenues increasing $28,609,000. The balance of the increase was the result of improvement in gross margin as a percentage of net revenues to 12.2% for the fiscal year ended October 2, 2005 from 10.7% for the fiscal year ended September 26, 2004. Margin improvement was attributable to better leveraging of manufacturing overhead costs (which represented $40,392,000 and $34,302,000 or 24.8% or 25.6% of sales in fiscal years 2005 and 2004, respectively) and efficiencies due to the plant consolidation and better pricing of raw materials.

     We modified our estimate for recording inventory reserves during the first quarter of fiscal year 2005 to apply estimated reserve percentages to aging categories. The impact of this change in estimate resulted in a one-time increase to cost of sales and decrease in gross profit of approximately $650,000 or a 0.4% decline in gross profit as a percentage of net revenues.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A for the fiscal year ended October 2, 2005 decreased $186,000 (2.3%) to $7,850,000 (4.8% of net revenues) from $8,036,000 (6.0% of net revenues) for the fiscal year ended September 26, 2004. Demonstration and promotional expenses have declined from previous levels as a result of a decline in sales to a customer who required us to pay a portion of those costs. These declines were offset by $152,000 of costs associated with our exploration of strategic financial alternatives to improve stockholder value, increases in insurance costs and approximately $134,000 in provision for bad debt related to the write-off of Delta Airlines receivables. Barring changes in our sales mix, we expect spending on demonstrations and promotions to continue at the current level.

     OPERATING INCOME. Operating income increased $5,658,000 (90.6%) to $11,903,000 for the fiscal year ended October 2, 2005 from $6,245,000 for the fiscal year ended September 26, 2004. The increase in operating income was the result of improvements in sales, gross margins and SG&A as noted above.

     OTHER EXPENSES. Other expenses for the fiscal year ended October 2, 2005, which consisted primarily of various financing-related charges, decreased $3,384,000 (34.7%) to $6,371,000 from $9,755,000 for the fiscal year ended
September 26, 2004. The decrease was attributable to savings realized from the debt refinancing discussed below. In particular, amortization of deferred financing costs decreased $283,000 (56.0%). Additionally, interest expense declined $447,000 (7.0%) due to the early pay-off of the Term B Loan on June 30, 2005. We expect some interest expense savings in future periods as we seek to refinance our debt in fiscal year 2006 and believe this can be done at lower interest rates. However, no assurance can be given that we will be successful, or that interest rates on the new debt will be lower than on existing facilities. Additionally, we continued voluntary principal payments on the Term A Loan, reducing our outstanding debt balance. Included in other expenses for the fiscal year ended September 26, 2004 was a charge of $2,778,000 (primarily non-cash) for debt extinguishment expenses related to the write-off of deferred financing costs and debt issue costs in connection with the October 2003 refinancing discussed below.

     During fiscal year 2004 we recorded a $425,000 valuation allowance against a portion of our deferred tax assets, since at that time it was believed that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future. However, in fiscal year 2005, as a result of improved operating results, we concluded that it was more likely than not that our deferred tax assets would be realized. Accordingly, we reversed $337,000 of the previously recorded valuation allowance. In the event we were to determine that we would not be able to realize all or part of our deferred tax assets, we would record our adjustment to the deferred tax asset and a charge to income at that time.

     NET INCOME (LOSS). The net result for the fiscal year ended October 2, 2005 was net income of $3,697,000 or $0.25 per basic share and $0.24 per diluted share as compared to a net loss of $2,142,000 or ($0.14) per basic and diluted share for the fiscal year ended September 26, 2004.

     We currently expect to continue profitable operations primarily through (a) growing revenues from profitable product lines and increasing our customer base,
(b) improving gross margins by streamlining additional costs and continuing to leverage the manufacturing and storage facilities to improve manufacturing efficiency, (c) adding higher margin products and (d) reducing future interest costs on outstanding debt through a future refinancing which we believe can be done at lower interest rates. However, no assurance can be given that we will be successful, or that interest rates on the new debt will be lower than on existing facilities. As discussed in "Risk Factors" contained in Item 1A of this report, we may be unable to improve our operating results if we suffer a decline in our manufacturing efficiency, the loss of major customers, declines in air travel, adverse changes in our operating costs or raw materials costs or other adverse changes to our business.

FISCAL YEAR ENDED SEPTEMBER 26, 2004 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 28, 2003

                                                                                            RESULTS AS A PERCENTAGE OF
                                                                 DOLLAR        PERCENTAGE      NET REVENUES FOR THE
                                   FISCAL YEAR ENDED            VARIANCE        VARIANCE        FISCAL YEAR ENDED
                            ------------------------------    -------------    -----------   -----------------------
                            SEPTEMBER 26,    SEPTEMBER 28       FAVORABLE       FAVORABLE  SEPTEMBER 26,  SEPTEMBER 28,
                                2004             2003         (UNFAVORABLE)   (UNFAVORABLE)    2004         2003
                            -------------    -------------    -------------    -----------   ----------   ----------
                                 (IN THOUSANDS)                 (IN THOUSANDS)

Net revenues                $     133,957    $     136,950    $      (2,993)         (2.2)%      100.0%       100.0%

Cost of sales                     119,676          125,022            5,346           4.3        (89.3)       (91.3)
                            -------------    -------------    -------------    -----------   ----------   ----------

Gross profit                       14,281           11,928            2,353          19.7         10.7          8.7

Selling, general and
  administrative expenses           8,036           10,087            2,051          20.3         (6.0)        (7.4)
                            -------------    -------------    -------------    -----------   ----------   ----------

Operating income                    6,245            1,841            4,404         239.2          4.7          1.3

Other expenses                      9,755           11,617            1,862          16.0         (7.3)        (8.5)
                            -------------    -------------    -------------    -----------   ----------   ----------

(Loss) income before
  income taxes                     (3,510)          (9,776)           6,266          64.1         (2.6)        (7.1)

Income tax  (benefit)
  provision                        (1,368)          (3,353)          (1,985)        (59.2)         1.0          2.4
                            -------------    -------------    -------------    -----------   ----------   ----------

Net (loss) income           $      (2,142)   $      (6,423)   $       4,281          66.7%        (1.6)%       (4.7)%
                            =============    =============    =============    ===========   ==========   ==========

     NET REVENUES. Net revenues for the fiscal year ended September 26, 2004 decreased $2,993,000 (2.2%) to $133,957,000 from $136,950,000 for the fiscal year ended September 28, 2003. Retail sales declined $2,294,000 (4.4%) to $50,351,000 from $52,645,000 for the fiscal year ended September 28, 2003, attributable to a decrease of market sales by one of our retail customers. Airline net revenues were $29,196,000 for the fiscal year ended September 26, 2004 as compared to $29,364,000 for the fiscal year ended September 28, 2003, a decrease of $168,000. The decline in airline sales of 25.0% in the first half of the fiscal year ended September 26, 2004 compared to the same period in the previous fiscal year was largely due to the impact of the events of September 11, 2001 and was almost entirely offset by improvements in air travel and the addition of new airline customers in the second half of the fiscal year ended September 26, 2004. Foodservice net revenues were $54,410,000 for the fiscal year ended September 26, 2004 as compared to $54,941,000 for the fiscal year ended September 28, 2003.

     GROSS PROFIT. Despite lower revenues, gross profit for the fiscal year ended September 26, 2004 increased $2,353,000 (19.7%) to $14,281,000 from
$11,928,000 for the fiscal year ended September 28, 2003. Gross margin as a percentage of net revenues increased to 10.7% for the fiscal year ended September 26, 2004 from 8.7% for the fiscal year ended September 28, 2003. Margin improvement was attributable to our plant consolidation; specifically, reductions in operating supplies, rent expense, interplant freight and outside storage costs which resulted in a 4.3%, or $5,346,000, decline in cost of sales for the fiscal year ended September 26, 2004 to $119,676,000 from $125,022,000 for the fiscal year ended September 28, 2003.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A for the fiscal year ended September 26, 2004 decreased $2,051,000 (20.3%) to $8,036,000 (6.0% of net revenues) from $10,087,000 (7.4% of net revenues) for the fiscal year ended September 28, 2003. The decrease in SG&A for the fiscal year resulted primarily from reductions in salaries, the reduced requirement for point-of-sale product demonstration and promotional activity and decreases in the provision for bad debts.

     OPERATING INCOME. Operating income increased $4,404,000 (239.2%) to $6,245,000 for the fiscal year ended September 26, 2004 from $1,841,000 for the fiscal year ended September 26, 2003. The increase in operating income was the result of improvements in gross margin and SG&A as noted above.

     OTHER EXPENSES. Other expenses for the fiscal year ended September 26, 2004, which consisted primarily of various financing-related charges, decreased $1,862,000 (16.0%) to $9,755,000 from $11,617,000 for the fiscal year ended
September 28, 2003. This decrease is due to a $3,034,000 decline in amortization of deferred financing costs to $505,000 for fiscal year 2004 from $3,539,000 for fiscal year 2003. The amortization expense for fiscal year 2003 included the amortization of costs related to previous financing arrangements. Additionally, interest expense decreased $652,000 to $6,359,000 from $7,011,000 for the fiscal year ended September 28, 2003. All remaining costs associated with previous financing arrangements were written off as debt extinguishment expense as part of the October 2003 refinancing. Approximately $707,000 of the decline in other expenses was attributable to accruals recorded in 2003 estimated for the cost of refurbishing the San Diego facility, which was vacated upon expiration of the lease.

     NET LOSS. The net result for the fiscal year ended September 26, 2004 was a net loss of $2,142,000 or ($0.14) per basic and diluted share as compared to a net loss of $6,423,000 or ($0.53) per basic and diluted share for the fiscal year ended September 28, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of liquidity are cash balances and additional financing capacity. Our cash and cash equivalents increased $1,046,000 to $2,655,000 as of October 2, 2005 from $1,609,000 at September 26, 2004.

     During the fiscal year ended October 2, 2005, our operating activities resulted in a source of cash of $8,320,000, as compared to a use of cash of $1,638,000 during fiscal year 2004. Cash generated from operations before working capital changes was $7,504,000. Sources of cash in fiscal year 2005 resulted primarily from a $1,795,000 decline in inventory, a $534,000 reduction in prepaid expenses and a $42,000 decrease in accounts receivable, offset by a decline in accounts payable of $1,546,000. As of October 2, 2005, we had working capital of $17,614,000.

     During the fiscal year ended October 2, 2005, our investing activities, comprised of capital expenditures, resulted in a net use of cash of approximately $1,644,000, as compared to a net use of cash of approximately $1,065,000 during fiscal year 2004. Current year additions to property and equipment relate to the purchase of new machinery to automate certain manufacturing processes. Capital expenditures for additional capacity, should they prove to be necessary to meet additional customer demand, may increase during fiscal year 2006 by $3 million to $6 million, depending on the amount of additional cooking capacity added. Capital expenditures will be funded by cash generated from operating activities.

     During the fiscal year ended October 2, 2005, our financing activities resulted in a use of cash of approximately $5,631,000, as compared to cash provided of $3,799,000 during fiscal year 2004. The use of cash in fiscal year 2005 consisted of voluntary prepayments on our Term A and Term B Loans and scheduled principal payments on our long-term debt. The Term B Loan in the principal amount of $5.0 million with an interest of LIBOR plus 7.5%, was paid off as of June 30, 2005, in advance of the January 31, 2006 maturity date. The cash provided in fiscal year 2004 resulted primarily from new borrowings, net of related deferred financing costs, in connection with the October 2003 debt financing discussed below, offset by principal payments during the fiscal year on our long-term debt.

     As of October 2, 2005, our indebtedness to significant lenders consisted substantially of debt evidenced by a secured senior subordinated note payable to LLCP with principal balance of $28.9 million and a senior Term A note payable to PSI, an affiliate of LLCP, with a principal balance of $16.5 million. Both notes have a maturity date of October 31, 2006. The senior subordinated note has a base rate of interest of 13.5%, subject to increase upon the occurrence of an interest rate event, as defined, or event of default. The interest rate on the Term A Loan, as amended, is 5.5% plus the prime rate in effect from time to time and is subject to increase upon the occurrence of any interest rate event, as defined, or event of default as provided in the note that evidences the loan.

     From time to time, we have obtained amendments to the financing agreements to enable us to remain in compliance with financial and/or non-financial covenants. On September 7, 2005, we executed the fifth amendment to the existing financing arrangements with PSI and LLCP to amend the financial covenants and various other provisions. In the September 7, 2005 amendments, we agreed to make five scheduled installment principal payments totaling $1.6 million on the Term A Loan commencing on the effective date of the amendment through December 30, 2005. The amendments also amended certain definitions of the financial covenants of the secured senior subordinated note.

     The amended and restated securities purchase agreement with LLCP and the amended and restated loan and security agreement with PSI, which have been amended from time to time, contain various covenants, including financial covenants covering restrictions on capital expenditures, minimum EBITDA and net worth levels, and specified debt service and debt to equity ratios. In addition, those agreements prohibit changes in control, including ownership and certain management personnel, and contain customary restrictions on incurring indebtedness and liens, making investments, paying dividends and making loans or advances. The obligations owing by us to PSI and LLCP are secured by liens on substantially all of our assets.

     We believe that we will be in compliance with all of our revised financial and other covenant requirements for the foreseeable future. Accordingly, based upon anticipated covenant compliance and as a result of the refinancing of the obligations described above, all principal amounts payable to LLCP and to PSI, other than currently scheduled principal payments, have been classified as long-term liabilities in the accompanying balance sheet as of October 2, 2005. In the future, our failure to achieve certain revenue, expense and profitability levels could result in a violation of the amended financial covenants under our financing arrangements and could result in interest rate increases and acceleration of maturity of the loans, which could adversely affect our financial condition, results of operations or cash flows.

     We believe that funds available to us from operations, existing capital resources and an anticipated refinancing of our debt that matures in October 2006 will be adequate for our capital requirements for at the least the next twelve months. However, no assurance can be given that we will be able to generate sufficient funds from operations or that we will successfully refinance our debt. Following is a summary of our contractual obligations at October 2, 2005:

                                                       PAYMENTS DUE BY PERIOD
                                                       ----------------------

           CONTRACTUAL                             WITHIN                                   MORE THAN
           OBLIGATIONS                TOTAL        1 YEAR       2-3 YEARS     4-5 YEARS      5 YEARS
           -----------             -----------   -----------   -----------   -----------   -----------

         Debt maturities           $45,402,828   $   344,828   $45,058,000   $        --   $        --

         Contractual obligations    14,387,765     2,614,302     3,669,583     2,925,984     5,177,896

         Open purchase orders        8,127,476     8,127,476            --            --            --
                                   -----------   -----------   -----------   -----------   -----------

         Total contractual
            obligations            $67,918,069   $11,086,606   $48,727,583   $ 2,925,984   $ 5,177,896
                                   ===========   ===========   ===========   ===========   ===========

     During the fiscal year ended October 2, 2005, we made ten voluntary principal payments on our Term B Loan totaling $2,676,950. The Term B Loan was entirely paid off at June 30, 2005. We also made voluntary principal payments totaling $400,000 on our Term A Loan during the fiscal year.

     In January 2002, we entered into a lease for a 170,000 square foot facility in Vernon, California, and we have consolidated certain of our home office, manufacturing and warehousing, product development, and marketing and quality control facilities into this single location. See "Business-Manufacturing and Sourcing" in Part I, Item 1 of this report.

     On April 21, 2005, we engaged Piper Jaffray & Co. as our financial advisor to assist us in identifying and exploring strategic financial alternatives to optimize stockholder value. Piper Jaffray & Co. has agreed to assist us in executing and closing a suitable transaction, if any, that may be identified and then selected by us for execution. We have requested that Piper Jaffray & Co., as part of this engagement, focus on alternatives to refinance the debt held by LLCP and its affiliate, PSI, which matures in October 2006. Any potential transaction that may be identified and selected for execution could involve the disposition of both the debt and equity held by LLCP and its affiliate. During fiscal year 2005, we incurred $152,000 of operating expenses in connection with our review of strategic financial alternatives.

RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections," which, under most circumstances, requires retrospective application of a change in accounting principle. SFAS No. 154 also requires the restatement of previously issued financial statements when reporting the correction of an error. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. We do not believe the adoption will have a material impact on our financial statements.

     In December 2004, the FASB issued Statement No. 123 (revised 2004) ("SFAS No. 123R"), "Share-Based Payment." SFAS No. 123R will require us to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Accordingly, the adoption of SFAS No. 123R will have an impact on our results of operations, although it will have no impact on our overall financial position. We expect to adopt SFAS No. 123R in the fiscal quarter ending January 1, 2006. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options. There were no operating cash flows in prior periods from share-based payments.

     In December 2004, the FASB issued FASB Staff Position No. 109-1, "Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1"). FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (the "Act") should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The adoption of FSP 109-1 had no impact on our results of operations or financial position for fiscal year 2005, as the manufacturer's deduction is not available to us until fiscal year 2006. We are currently evaluating the effect that the manufacturer's deduction will have in subsequent years.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. We are currently evaluating the impact that this statement will have on our financial statements.

CRITICAL ACCOUNTING POLICIES

     Management's discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. See Note 2 to the financial statements contained elsewhere in this report for a summary of our significant accounting policies. Management believes the following critical accounting policies are related to its more significant estimates and assumptions used in the preparation of our financial statements.

     CONCENTRATIONS OF CREDIT RISK. Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral from our customers. A bankruptcy or other significant financial deterioration of any customers could impact their future ability to satisfy their receivables with us. Our allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions. Until fiscal 2003, bad debt expense and accounts receivable write-offs, net of recoveries, historically were immaterial as we generally transact the substantial portion of our business with large, established food or service related businesses. For the fiscal years ended October 2, 2005, September 26, 2004 and September 28, 2003, our write-offs, net of recoveries, to the allowance for doubtful accounts were approximately $99,000, $95,000 and $466,000, respectively.

     A significant portion of our total net revenues during the last two fiscal years was derived from two customers. Panda Restaurant Group, Inc. and Jenny Craig, Inc. accounted for approximately 31% and 19%, respectively, of our revenues for the fiscal year ended October 2, 2005 and approximately 39% and 25%, respectively, of our total accounts receivable balance at October 2, 2005. Panda Restaurant Group, Inc. and Jenny Craig, Inc. accounted for approximately 29% and 18% respectively, of our revenues for the fiscal year ended September 26, 2004 and approximately 18% and 24%, respectively, of our total accounts receivable balance at September 26, 2004. We continue to expand our retail and foodservice customer base with the goal of reducing our reliance on a small concentration of accounts.

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

     EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED. We evaluate the excess of cost over fair value of net assets acquired (goodwill) at least annually for impairment in accordance with SFAS No. 142. We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data. No impairment of goodwill was recorded during fiscal year 2005. At October 2, 2005, we had goodwill of $12.2 million. A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

     INCOME TAXES. We evaluate the need for a valuation allowance on our deferred tax assets based on whether we believe that it is more likely than not that all deferred tax assets will be realized. We consider future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for valuation allowances. During fiscal year 2004 we recorded a $425,000 valuation allowance against a portion of our deferred tax assets, since at that time it was believed that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future. However, in fiscal year 2005, as a result of improved operating results, we concluded that it was more likely than not that our deferred tax assets would be realized. Accordingly, we reversed $337,000 of the previously recorded valuation allowance. In the event we were to determine that we would not be able to realize all or part of our deferred tax assets, we would record our adjustment to the deferred tax asset and a charge to income, at that time.

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

         o changes in our business environment, including actions of competitors and changes in customer preferences, as well as disruptions to our customers' businesses;

         o natural disasters that can impact, among other things, costs of fuel and raw materials;

         o the occurrence of acts of terrorism, such as the events of September 11, 2001, or acts of war;

         o changes in governmental laws and regulations, including income taxes; and

         o other factors as may be discussed in this report, including those risk factors described under Item 1A of this report and in other reports we file with the Securities and Exchange Commission.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

     INTEREST RATE RISK - OBLIGATIONS. We are subject to interest rate risk on variable interest rate obligations. A hypothetical 10% increase in average market interest rates would increase by approximately $147,000 the annual interest expense on our debt outstanding as of October 2, 2005. We are also subject to interest rate risk on our fixed interest rate obligations. Based upon outstanding amounts of fixed rate obligations as of October 2, 2005, a hypothetical 10% decrease in average market interest rates would increase the fair value of outstanding fixed rate debt by approximately $212,000.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     None.

ITEM 9A.  CONTROLS AND PROCEDURES
          -----------------------

     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of October 2, 2005, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's ("Commission's") rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

     During the quarter ended October 2, 2005, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION
          -----------------

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     The following table sets forth certain information regarding our directors and executive officers as of December 6, 2005.

                                                              PRESENT
                                                           POSITIONS HELD                     DIRECTOR
                  NAME                AGE                  IN OUR COMPANY                       SINCE
------------------------------------  ---   -----------------------------------------------   --------
James Rudis                           56    Chairman of the Board, President, Chief              1995
                                            Executive Officer and Director
John L. Steinbrun                     42    Senior Vice President, Chief Financial Officer,      2003
                                            Chief Operating Officer and Director
Richard A. Horvath                    59    Senior Vice President and Secretary                   -
Harold Estes                          65    Director                                             2002
Geoffrey A. Gerard(1)(2)(3)           60    Director                                             2002
John E. McConnaughy, Jr.(1)(2)(3)(4)  76    Director                                             2002
Alexander Auerbach(4)                 61    Director                                             2004
Louis J. Giraudo(2)                   59    Director                                             2004
Alexander Rodetis, Jr.(1) (4)         63    Director                                             2004

--------------------

(1) Member of audit committee.

(2) Member of compensation committee.

(3) Member of nominating and governance committee.

(4) Member of special committee appointed to evaluate strategic financial alternatives.

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

     JOHN L. STEINBRUN was elected to our board of directors in August 2003 and has served as our Senior Vice President and Chief Financial Officer since April 2003 and as our Chief Operating Officer since May 2005. Mr. Steinbrun has been President of The Steinbrun Group, a business and financial consulting firm, since April 2000. He served as Chief Financial Officer and Chief Operating Officer of Metropolitan Provisions LLC, a foodservice distribution company, from November 2000 to June 2001. From September 1996 to March 2000, Mr. Steinbrun was Chief Financial Officer and Vice President of Operations of Ancra International LLC, an aerospace and transportation equipment manufacturer. From February 1992 to August 1996, he was Director of Finance and Operations for Davis Wire Corporation, a manufacturer of steel wire and wire products. Mr. Steinbrun, a certified public accountant, served as a senior accountant with Touche Ross and Co. from 1985 to 1988. He holds a B.S. in Accounting from Loyola Marymount University and an M.B.A. in Finance from The University of Chicago.

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

     JOHN E. MCCONNAUGHY, JR. was appointed to our board of directors in October 2002. Mr. McConnaughy has served as Chairman and Chief Executive Officer of JEMC Corporation, a personal holding company, since he founded it in 1985. His career includes positions of management with Westinghouse Electric and the Singer Company, as well as service as a director of numerous public and private companies. In addition, he previously served as Chairman and Chief Executive Officer of Peabody International Corp. and Chairman and Chief Executive Officer of GEO International Corp. He retired from Peabody in February 1986 and GEO in October 1992. Mr. McConnaughy currently serves on the boards of five other public companies (Allis-Chalmers Corporation, Consumer Portfolio Services, Levcor International, Inc., Wave Systems Corp. and Arrow Resources Development Inc.). He also serves as Chairman of the Board of Trustees and on the Executive Committee of the Strang Cancer Prevention Center and as Chairman of the Board for the Harlem School of the Arts. Mr. McConnaughy previously served on the board of directors for Fortune Natural Resources, which filed a Chapter 11 bankruptcy petition in 2004. Mr. McConnaughy holds a B.A. in Economics from Denison University and an M.B.A. in Marketing and Finance from the Harvard Graduate School of Business Administration.

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

BOARD OF DIRECTORS AND COMMITTEES

     During the fiscal year ended October 2, 2005, our board of directors held eight meetings and took action by unanimous written consent on thirteen occasions. During fiscal year 2005, no incumbent director attended fewer than 75% of the aggregate of: (1) the total number of meetings of the board of directors; and (2) the total number of meetings held by all committees of the board on which he served.

     Our board of directors has standing audit, compensation and nominating and governance committees and one special committee. In addition, our bylaws provide that stockholders may also nominate persons for election to our board of directors. Also, as discussed elsewhere herein, LLCP has the right to designate up to four nominees to our board of directors, and Mr. Rudis has agreed to vote his shares of our common stock in favor of the election of LLCP's nominee(s). Pursuant to LLCP's request, Steven E. Hartman was appointed to the board of directors on April 18, 2005. Mr. Hartman voluntarily resigned from the board of directors effective September 30, 2005. There was no disagreement between Mr. Hartman and us on any matter relating to our operations, policies, practices or otherwise. Mr. Hartman is an officer of an affiliate company of LLCP.

     AUDIT COMMITTEE

     Since September 18, 2004, the audit committee has been composed of Messrs. McConnaughy, Gerard and Rodetis, with Mr. McConnaughy serving as the committee chairman. Eight audit committee meetings were held during fiscal year 2005.

     Our board of directors has determined that Messrs. McConnaughy and Rodetis are "audit committee financial experts" and that Messrs. McConnaughy, Gerard and Rodetis are "independent" as defined in Section 121(A) of the listing standards for Amex.

     The audit committee operates pursuant to a charter approved by our board of directors and audit committee, according to the rules and regulations of the Commission and Amex. The committee's principal functions are to monitor our financial reporting process and internal control system, review and appraise the audit efforts of our independent auditors and provide an open avenue of communication among our independent accountants, financial and senior management and our board of directors.

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

     The compensation committee's primary functions are to administer our employee stock option plans, approve grants of securities under those plans and approve compensation for our executive officers. The entire board of directors also may perform these functions with respect to our employee stock option plans. The compensation committee operates pursuant to a charter approved by our board of directors and compensation committee. Two compensation committee meetings were held during fiscal year 2005.

     NOMINATING AND GOVERNANCE COMMITTEE

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

     The committee operates pursuant to a charter approved by our board of directors and the committee. The nominating and governance committee selected all of the director nominees for re-election to our board of directors at our 2005 annual meeting of stockholders. The nomination of Steven E. Hartman for election to our board of directors at our 2005 annual meeting of stockholders followed a request by LLCP in April 2005 to include Mr. Hartman as a designee to our board pursuant to an investor rights agreement. Mr. Hartman has since resigned from the board of directors. One nominating and governance meeting was held during fiscal year 2005.

     SPECIAL COMMITTEE

     On May 3, 2005, the board of directors appointed a special committee of the board to evaluate strategic financial alternatives to optimize stockholder value, including any alternatives proposed by Piper Jaffray & Co., our financial advisor. The members of the committee are Messrs. Rodetis, Auerbach, and McConnaughy, with Mr. Rodetis serving as chairman of the committee. Three special committee meetings were held during fiscal year 2005.

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

POLICY WITH REGARD TO BOARD MEMBERS' ATTENDANCE AT ANNUAL MEETINGS

     It is our policy that our directors are invited and encouraged to attend all of our annual meetings. At the time of our 2005 annual meeting of stockholders, we had nine directors, six of whom were in attendance at our 2005 annual meeting.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act") and the regulations thereunder, require the directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities ("reporting persons") to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities and to furnish us with copies of all reports that they file. James Rudis, Chief Executive Officer and President, and Richard A. Horvath, Senior Vice President, each filed one late Form 4 to report one transaction. Director John E. McConnaughy, Jr. filed one late Form 4 to report two transactions that were reportable on two separate Form 4s and director Harold Estes filed three late Form 4s to report thirteen transactions that were reportable on eight separate Form 4s.

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

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

SUMMARY COMPENSATION TABLE

     The following table sets forth for fiscal years 2005, 2004 and 2003 compensation awarded or paid to Mr. James Rudis, our Chairman, Chief Executive Officer and President, for services rendered to TreeCon Resources and its subsidiaries (including Overhill Farms, Inc.). Mr. Rudis is the only individual who served as executive officer of TreeCon Resources during the fiscal years presented below who also served as an executive officer of Overhill Farms, Inc. The compensation described in this table for Mr. Rudis was paid by TreeCon Resources and/or Overhill Farms.

     The following table also sets forth for fiscal years 2005, 2004 and 2003 compensation awarded to Mr. John L. Steinbrun, our Senior Vice President, Chief Financial Officer and Chief Operating Officer, and Mr. Richard A. Horvath, our Senior Vice President and Secretary, for services rendered to Overhill Farms, Inc. Mr. Rudis, Mr. Steinbrun and Mr. Horvath are also referred to in this section as "named executive officers." Other than as indicated in the table below, none of our executive officers received salary plus bonus in excess of $100,000 for fiscal year 2005.

                                                                                LONG-TERM
                                                                               COMPENSATION
                                                ANNUAL COMPENSATION               AWARDS
                                                -------------------               ------
                                                                   OTHER        SECURITIES
       NAME AND                                                   ANNUAL        UNDERLYING       ALL OTHER
  PRINCIPAL POSITIONS      YEAR         SALARY          BONUS    COMPENSATION     OPTIONS       COMPENSATION
  -------------------      ----         ------          -----    ------------     -------       ------------
                                                                    (1)

James Rudis,               2005       $ 293,536       $ 137,500      --           100,000       $ 13,744 (4)
  Chief Executive Officer  2004       $ 283,449            --        --              --         $ 10,143 (4)
  and President            2003       $ 239,806            --        --           300,000       $  9,384 (4)

John L. Steinbrun,         2005       $ 262,008       $  25,000      --           200,000          --
  Senior Vice President    2004       $ 254,796            --        --              --            --
  Chief Financial Officer  2003       $ 115,234 (2)        --        --            50,000          --
  and Chief Operating
  Officer

Richard A. Horvath,        2005       $ 149,883       $  14,000      --             7,000          --
  Senior Vice President    2004       $ 147,192            --        --              --            --
  Secretary and Former     2003       $ 147,200 (3)        --        --            20,000          --
  Chief Financial Officer

____________

(1) The named executive officers each received certain perquisites and other personal benefits from Overhill Farms and/or TreeCon Resources during fiscal years 2005, 2004 and 2003. These perquisites and other personal benefits, however, did not equal or exceed 10% of the named executive officers' salary and bonus during fiscal years 2005, 2004 or 2003.

(2) Mr. Steinbrun's employment with our company commenced April 1, 2003. He was named our Chief Operating Officer effective May 1, 2005.

(3)    Mr. Horvath served as our Chief Financial Officer until March 31, 2003.

(4) Represents premium paid for term life insurance for the benefit of Mr. Rudis' spouse.


OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides information regarding options granted in fiscal year 2005 to the named executive officers. We did not grant any stock appreciation rights in fiscal year 2005. This information includes hypothetical potential gains from stock options granted in fiscal year 2005. These hypothetical gains are based entirely on assumed annual growth rates of 5% and 10% in the value of our common stock price over the 10-year life of the stock options granted in fiscal year 2005. These assumed rates of growth were selected by the Securities and Exchange Commission for illustrative purposes only and are not intended to predict future stock prices, which will depend upon market conditions and our future performance and prospects.


                                                 INDIVIDUAL GRANTS
                                                 -----------------
                                                     PERCENT
                                                    OF TOTAL
                                                     OPTIONS                                 POTENTIAL REALIZABLE VALUE
                                     NUMBER OF     GRANTED TO                          AT ASSUMED ANNUAL RATES OF STOCK PRICE
                                    SECURITIES      EMPLOYEES   EXERCISE                  APPRECIATION FOR OPTION TERM (3)
                         GRANT      UNDERLYING      IN FISCAL   PRICE PER  EXPIRATION  --------------------------------------
NAME                    DATE (1)  OPTIONS GRANTED   YEAR (2)      SHARE       DATE                5%             10%
----                    --------  ---------------  ----------   ---------  ----------        ---------      ----------

James Rudis..........   02/01/05      69,136          19.0%        $1.47    02/01/15         $  64,000      $  162,000
James Rudis..........   02/01/05      10,288           2.8%        $1.50    02/01/15         $   9,000      $   24,000
James Rudis..........   02/01/05      10,288           2.8%        $2.00    02/01/15         $   4,000      $   19,000
James Rudis..........   02/01/05      10,288           2.8%        $2.50    02/01/15         $      --      $   14,000
John L. Steinbrun....   02/01/05     138,272          38.0%        $1.47    02/01/15         $ 128,000      $  324,000
John L. Steinbrun....   02/01/05      20,576           5.7%        $1.50    02/01/15         $  18,000      $   48,000
John L. Steinbrun....   02/01/05      20,576           5.7%        $2.00    02/01/15         $   8,000      $   37,000
John L. Steinbrun....   02/01/05      20,576           5.7%        $2.50    02/01/15         $      --      $   27,000
Richard A. Horvath...   02/01/05       7,000           1.9%        $1.47    02/01/15         $   6,000      $   16,000

____________

(1) The options vested and became exercisable on May 23, 2005.

(2) Based on options to purchase 364,000 shares granted to our employees during fiscal year 2005.

(3) Calculated using the potential realizable value of each grant.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table provides information regarding the number of shares of common stock underlying options held by the named executive officers at October 2, 2005. An option is in-the-money if the fair market value for the underlying securities exceeds the exercise price of the option. No options were exercised by the named executive officers during fiscal year 2005.

                                                          NUMBER OF
                                                    SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                                                   UNEXERCISED OPTIONS AT         IN-THE-MONEY OPTIONS AT
                          SHARES                       OCTOBER 2, 2005              OCTOBER 2, 2005 (1)
                         ACQUIRED       VALUE    ---------------------------    --------------------------
NAME                    ON EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
----                    -----------   --------   -----------   -------------    -----------  -------------

James Rudis..........       --           --        400,000          --           $ 672,642        --
John L. Steinbrun....       --           --        250,000          --           $ 460,784        --
Richard A. Horvath...       --           --         27,000          --           $  46,540        --

____________

(1) Based on the last reported sale price of our common stock of $3.29 on September 30, 2005 (the last trading day during fiscal year 2005) as reported by the American Stock Exchange, minus the exercise price of the options.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     We are a party to employment agreements with James Rudis, our Chief Executive Officer and President and John L. Steinbrun, our Senior Vice President, Chief Financial Officer and Chief Operating Officer. We do not maintain employment agreements with any of our other personnel.

     JAMES RUDIS EMPLOYMENT AGREEMENT

     Mr. Rudis' employment agreement, as amended, runs through October 31, 2006 and extends from year to year thereafter unless terminated by Mr. Rudis or by us upon giving to Mr. Rudis minimum notice of at least 90 days prior to the expiration of the initial term or the anniversary or renewal date of the beginning of the next annual extension period. Mr. Rudis' base salary as most recently adjusted on November 1, 2005 is $280,303 per year, and we will review his compensation annually and shall increase it in a percentage not less than that of the annual increase in the cost of living. The employment agreement contains a covenant by Mr. Rudis not to compete with us during the term of his employment and for a period of one year thereafter. We have agreed to provide at our expense a $1 million life insurance policy on Mr. Rudis' life, payable to a beneficiary of his choice, and to pay to him up to $800 per month for an automobile lease and to reimburse him for all operating expenses relating to the leased automobile. On February 1, 2005, Mr. Rudis was granted options to purchase up to 100,000 shares of common stock at per share exercise prices ranging from $1.47 to $2.50. The options vested and became exercisable on May 23, 2005.

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

         If Mr. Rudis voluntarily resigns prior to the end of the term, he will not be entitled to receive any bonus payments. If he is terminated other than for cause, he will be entitled to receive his salary for the remainder of the term of the agreement, monthly payments for one year equal to the monthly premium required to maintain his life and health insurance benefits pursuant to COBRA under our group insurance plan, to have all indebtedness by him to us forgiven and to use the car provided to him in his employment agreement for one year following the date of termination.

     JOHN L. STEINBRUN EMPLOYMENT AGREEMENT

     Mr. Steinbrun's employment agreement, as amended, runs through April 30, 2006, and provides Mr. Steinbrun with a base salary of $250,000 and a discretionary bonus based on performance, as determined by our board of directors. Mr. Steinbrun was granted an immediately vested and exercisable five-year option to purchase up to 50,000 shares of common stock at an exercise price of $0.70 per share under our 2002 Employee Stock Option Plan. On February 1, 2005, Mr. Steinbrun was granted options to purchase up to 200,000 shares of common stock at per share exercise prices ranging from $1.47 to $2.50. The options vested and became exercisable on May 23, 2005. We may elect to terminate Mr. Steinbrun's employment without cause prior to the expiration of the term through prior written notice, provided that we pay to Mr. Steinbrun upon termination the entire balance of the salary that he otherwise would have earned during the remainder of the term.

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

     EXECUTIVE BONUS PROGRAM

     Upon recommendation of the compensation committee, our board of directors approved bonus programs for fiscal year 2005 for the named executive officers. The bonuses will be paid in fiscal year 2006.

     The bonus program approved for James Rudis would permit a discretionary bonus equal to 2% of Mr. Rudis' gross W-2 earnings payable in the form of a 401(k) contribution and a discretionary performance bonus payable in cash equal to approximately 8% of Mr. Rudis' gross W-2 earnings based upon our achievement of certain net income targets and Mr. Rudis' contribution to our success during fiscal year 2005. Mr. Rudis would receive additional non-discretionary cash bonus payments, each of which would be equal to 10% of Mr. Rudis' base salary, for each specified increment by which we exceed net income targets for fiscal year 2005.

     The bonus program approved for John L. Steinbrun would permit a discretionary bonus equal to 2% of Mr. Steinbrun's gross W-2 earnings payable in the form of a 401(k) contribution and a discretionary performance bonus payable in cash equal to approximately 8% of Mr. Steinbrun's gross W-2 earnings based upon our achievement of certain net income targets and Mr. Steinbrun's contribution to our success during fiscal year 2005.

     The bonus program approved for Richard A. Horvath would permit a discretionary bonus equal to 2% of Mr. Horvath's gross W-2 earnings payable in the form of a 401(k) contribution and a discretionary performance bonus payable in cash equal to approximately 8% of Mr. Horvath's gross W-2 earnings based upon our achievement of certain net income targets and Mr. Horvath's contribution to our success during fiscal year 2005.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     From April 2003 to October 28, 2004, our compensation committee was composed of Messrs. Gerard, McConnaughy and Estes. Since immediately following our 2004 annual stockholders' meeting on October 28, 2004, our compensation committee has been composed of Messrs. Gerard, McConnaughy and Giraudo.

     No director who was a member of the compensation committee during fiscal year 2005 was an officer or employee of our company during fiscal year 2005, was formerly an officer of our company or our former subsidiary, or had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K under the Securities Act of 1933 ("Securities Act"), except that Mr. Estes is the president of Texas Timberjack, Inc., a wholly-owned subsidiary of TreeCon Resources, our former parent. None of our executive officers serves as a member of a compensation committee of another corporation (or other board committee of such company performing similar functions or, in the absence of any such committee, the entire board of directors of such corporation), one of whose executive officers serves on our compensation committee. None of our executive officers serves as a director of another corporation, one of whose executive officers served on our compensation committee. None of our executive officers serves as a member of a compensation committee of another corporation (or other board committee of such corporation performing similar functions or, in the absence of any such committee, the entire board of directors), one of whose executive officers serves as one of our directors.

DIRECTOR COMPENSATION

     Directors who are also employees of the company receive no additional compensation for services as directors. Non-employee directors are entitled to $2,500 per month in consideration for their service on our board of directors. Steven E. Hartman voluntarily waived the director fees during the time he served as a member of the board of directors.

     Members of the special committee of the board that were appointed May 3, 2005 to evaluate strategic financial alternatives to optimize stockholder value are entitled to compensation of $2,500 per month each in addition to their regular board compensation of $2,500 per month. The chairman of the committee is entitled to receive an additional $3,000 per month (for a total of $5,500 per month in addition to his regular board compensation of $2,500 per month). Compensation is payable to special committee members until the special committee terminates or disbands.

     We may also periodically award options to our directors under our existing stock option plan or otherwise. To date we have granted options to purchase an aggregate of 1,154,000 shares of our common stock to our directors and to executive officers that also serve or served as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
          ------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

     As of December 6, 2005, a total of 14,976,997 shares of our common stock and 23.57 shares of our Series A Convertible Preferred Stock (then convertible into 283,076 shares of our common stock) were outstanding. The following table sets forth certain information as of that date regarding the beneficial ownership of our voting stock by:

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

                                                                 BENEFICIAL OWNERSHIP OF VOTING STOCK
                                                              ---------------------------------------------------
                                                                                     NUMBER         PERCENTAGE OF
             NAME OF BENEFICIAL OWNER                         TITLE OF CLASS        OF SHARES           CLASS
------------------------------------------------------------  --------------     ---------------    -------------

 Levine Leichtman Capital Partners II, L.P..................     Common            5,771,663(1)         37.8%
                                    ........................     Series A
                                                               Convertible
                                                                Preferred              23.57           100.0%
 Harold Estes...............................................     Common            2,181,650(2)         14.5%
 John L. Steinbrun..........................................     Common              719,900(3)          4.8%
 James Rudis................................................     Common              678,950(4)          4.4%
 John E. McConnaughy, Jr....................................     Common               75,000             *
 Geoffrey A. Gerard.........................................     Common               77,000(5)          *
 Richard A. Horvath.........................................     Common               32,750(6)          *
 Alexander Auerbach.........................................     Common               30,000(7)          *
 Louis J. Giraudo...........................................     Common               25,000(8)          *
 Alexander Rodetis, Jr......................................     Common               25,000(8)          *
 All directors and executive officers as a group
    (9 persons).............................................     Common            3,845,250(9)         24.2%

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

(2) Mr. Estes' address is 6004 South US Highway 59, Lufkin, Texas 75901. Includes 75,000 shares of common stock underlying options.

(3)  Includes 250,000 shares of common stock underlying options.

(4)  Includes 400,000 shares of common stock underlying options.

(5)  Includes 77,000 shares of common stock underlying options.

(6)  Includes 27,000 shares of common stock underlying options.

(7)  Includes 25,000 shares of common stock underlying options.

(8)  Represents shares of common stock underlying options.

(9)  Includes 904,000 shares of common stock underlying options.


EQUITY COMPENSATION PLAN INFORMATION

     The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of October 2, 2005.


                                                                                              NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE FOR
                                       NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE         FUTURE ISSUANCE UNDER
                                       BE ISSUED UPON EXERCISE        EXERCISE PRICE           EQUITY COMPENSATION
                                           OF OUTSTANDING         OF OUTSTANDING OPTIONS,       PLANS (EXCLUDING
                                          OPTIONS, WARRANTS              WARRANTS             SECURITIES REFLECTED
     PLAN CATEGORY                           AND RIGHTS                 AND RIGHTS               IN COLUMN (a))
     -------------                           ----------                 ----------               --------------
                                                 (a)                        (b)                        (c)

Equity compensation plans approved
  by security holders                      1,184,000 (1)                  $1.43                   139,000 (2)

Equity compensation plans not
  approved by security holders                    --                        --                         --

     Total                                 1,184,000                      $1.43                   139,000


(1) Represents shares of common stock underlying options granted under our 2002 Employee Stock Option Plan and 2005 Stock Plan.

(2) Represents shares of common stock authorized for issuance under our 2002 Employee Stock Option Plan, which plan was adopted by our board of directors and then majority stockholder on September 25, 2002, to be effective as of October 29, 2002; the plan was further approved by our stockholders at our 2003 annual meeting. Also represents shares of common stock authorized for issuance under our 2005 Stock Plan, which was adopted by our board of directors on February 1, 2005, approved by then majority stockholder on February 24, 2005 and approved by our stockholders at our 2005 annual meeting. Our 2002 Employee Stock Option Plan and 2005 Stock Plan each provide that if, at any time while that plan is in effect or unexercised options granted under that plan are outstanding, there is an increase or decrease in the number of issued and outstanding shares of common stock of our company through the declaration of a stock dividend or through a recapitalization that results in a stock split, combination or exchange of shares, then appropriate adjustment shall be made in the maximum number of shares authorized for issuance under that plan so that the same proportion of our issued and outstanding shares of common stock will continue to be subject to being optioned under the plan and appropriate adjustment will be made in the number of shares and the exercise price per share then subject to outstanding options so that the same proportion of our issued and outstanding shares will remain subject to purchase at the same aggregate exercise price.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     In connection with the October 2002 spin-off, TreeCon Resources transferred to us two promissory notes in the principal amounts of $207,375 and $184,875, made by Mr. Rudis and Mr. William E. Shatley, respectively. Mr. Shatley was then an executive officer and director of ours. These notes became due and payable on September 24, 2003 and are collateralized solely by the common stock of TreeCon Resources. Based on our assessment of the collectibility of these notes, including the value of the subject collateral, we assigned no value to the notes upon their receipt, and the notes continued to have no recorded value at October 2, 2005.

     In September 2005, we entered into fifth amendments to the existing financing arrangements with LLCP and PSI, as described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Part II, Item 7 of this report

     As of October 2, 2005, our indebtedness to significant lenders consisted primarily of a secured senior subordinated note payable to LLCP in the principal amount of $28.9 million and one note payable to PSI, consisting of senior Term
A Loan in the principal amount of $16.5 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Part II, Item 7 of this report for more information regarding the financing arrangements we entered into with each of LLCP and PSI.

     We, James Rudis and LLCP are parties to an investor rights agreement pursuant to which we granted to LLCP the right to designate for nomination and election up to three members of our board of directors, together with the right to fill the first vacancy that was created on the board of directors after October 31, 2003. Pursuant to such rights, in April 2005 LLCP designated Steven
E. Hartman, an officer of an affiliate of LLCP, to serve on our board. As a result, we expanded the size of our board and Mr. Hartman filled the vacancy. Mr. Hartman was re-elected at our 2005 annual stockholders' meeting and then voluntarily resigned from our board of directors effective September 30, 2005. Mr. Rudis is obligated to vote his shares of our common stock in favor of LLCP's nominees, if any. In addition, annual consulting fees of $180,000 are payable to LLCP through January 2006. LLCP has co-sale rights with respect to shares of our common stock owned by Mr. Rudis and has a right of first refusal to purchase its pro rata share of certain issuances of our capital stock.

     The investor rights agreement contains certain restrictions regarding our ability to grant options to our directors, executive officers, consultants and key employees and to amend any existing stock option plans or adopt or approve any new stock option or stock purchase plans. To obtain LLCP's consent to our adoption of our 2005 Stock Plan and to counteract the dilutive effect of the adoption of our 2005 Stock Plan, we agreed to issue to LLCP 83,641 fully paid and non-assessable shares of common stock subject to the terms specified in a letter agreement dated February 24, 2005 between LLCP and us ("LLCP Letter Agreement"). The LLCP Letter Agreement also provides restrictions on the purchase price or exercise price of the shares of our common stock that may be issued pursuant to awards under the 2005 Stock Plan. LLCP agreed in the LLCP Letter Agreement to vote all shares of our voting capital stock beneficially owned by LLCP in favor of approval of the 2005 Stock Plan.

     LLCP and we are parties to an amended and restated registration rights agreement whereby we agreed to register under the Securities Act of 1933 shares of our common stock it holds or acquires, which includes shares of our common stock LLCP acquires upon exercise of its warrants to purchase our common stock, conversion of its shares of our Series A Convertible Preferred Stock and any other acquisition of our common stock. In addition, we agreed, under certain circumstances, upon the request of the holder, to include its shares of our common stock in a securities registration that we undertake on our behalf or on behalf of others.

     Effective December 15, 2003, we engaged Steinbrun, Hughes and Assoc. ("SHA"), a business and financial consulting firm, to search for candidates to place in either vacant or newly created positions within our company and to provide consultants to temporarily fill vacant positions. Mr. Steinbrun, who is one of our directors and executive officers, is a stockholder, director and officer of SHA. We paid SHA $11,960 for services rendered under this agreement through October 2, 2005. These fees did not total more than 5% of SHA's gross revenues for its fiscal year ended December 31, 2004.

     In February 2004, we engaged Alexander Auerbach & Co., Inc. ("AAPR") to provide us with public relations and marketing services. AAPR provides public relations, media relations and communications marketing services to support our sales activities. Alexander Auerbach, who is a director of our company, is a stockholder, director and officer of AAPR. We paid to AAPR $53,352 for services rendered under this engagement through October 2, 2005. These fees totaled more than 5% of AAPR's gross revenues for its fiscal year ended January 31, 2005.

     We are or have been a party to employment and compensation arrangements with related parties, as more particularly described above under the heading "Employment Contracts and Termination of Employment and Change-in-Control Arrangements," "Executive Bonus Program" and "Director Compensation." On November 28, 2005, John E. McConnaughy, Jr. exercised his options to purchase 75,000 shares of our common stock through payment of $11,589 cash and surrender of 14,200 shares of our common stock, as permitted by the terms of the options agreements.

     The interest of the particular director, executive officer or security holder in each matter described above was disclosed to our board of directors before our board of directors approved the matter.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
          --------------------------------------

AUDIT AND NON-AUDIT FEES

     The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements for fiscal years 2005 and 2004 and fees billed for other services rendered by Ernst & Young
LLP:

                                                  2005               2004
                                                --------           --------

        Audit Fees.....................         $334,250           $307,000
        Audit-Related Fees.............                -                  -
        Tax Fees.......................                -             56,500
        All Other Fees.................                -                  -

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

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
          ------------------------------------------

(a)      The following financial statements are filed as part of this report:

         Report of Independent Registered Public Accounting Firm

         Balance Sheets -- October 2, 2005 and September 26, 2004

         Statements of Operations -- Years Ended October 2, 2005, September 26, 2004 and September 28, 2003

         Statements of Shareholders' Equity -- Years Ended October 2, 2005, September 26, 2004 and September 28, 2003

         Statements of Cash Flows -- Years Ended October 2, 2005, September 26, 2004 and September 28, 2003

         Notes to Financial Statements

(b) The following exhibits are attached to or incorporated by reference herein:

EXHIBIT
-------
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

EXHIBIT
-------
NUMBER                                  EXHIBIT TITLE
------                                  -------------

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

 10.21 (4)    Security Agreement dated September 25, 2001 between James Rudis and Overhill Corporation (Exhibit 10.29)

 10.22 (4)    Security Agreement dated September 25, 2001 between William
              Shatley and Overhill Corporation (Exhibit 10.30)

EXHIBIT
-------
NUMBER                                  EXHIBIT TITLE
------                                  -------------

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

EXHIBIT
-------
NUMBER                                  EXHIBIT TITLE
------                                  -------------

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

EXHIBIT
-------
NUMBER                                  EXHIBIT TITLE
------                                  -------------

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

 10.66 (4)    Amendment to Continuing Guaranty dated as of April 16, 2003 between Overhill L.C. Ventures, Inc. and Pleasant Street
              Investors, LLC (Exhibit 10.13)

 10.67 (4)    Acknowledgment and Reaffirmation of Loan Documents dated as of
              April 16, 2003 made by Overhill Farms, Inc. in favor of Pleasant
              Street Investors, LLC (Exhibit 10.14)

 10.68 (4)    Termination Agreement regarding Alternative Dispute Resolution
              Agreements dated as of April 16, 2003 between Overhill Farms,
              Inc., Overhill L.C. Ventures, Inc. and Union Bank of California,
              N.A. (Exhibit 10.25)

 10.69 (6)    Second Amended and Restated Intercreditor and Subordination
              Agreement dated as of April 16, 2003 between Pleasant Street
              Investors, LLC and Levine Leichtman Capital Partners II, L.P.
              (Exhibit 99.20)

 10.70 (9)    First Amendment to and Consent Under Second Amended and Restated
              Intercreditor and Subordination Agreement dated October 31, 2003 between Levine Leichtman Capital Partners II, L.P. and Pleasant
              Street Investors, LLC (Exhibit 10.10)

 10.71 (13)   Consent Under Second Amended and Restated Intercreditor and
              Subordination Agreement, dated October 6, 2004, to be effective as of September 26, 2004, by and between Pleasant Street Investors,
              LLC and Levine Leichtman Capital Partners II, L.P. (Exhibit 10.4)

 10.72 (8)    Amended and Restated Warrant (No. LL-4) to purchase 100 shares of common stock of Overhill Farms, Inc., originally issued September
              11, 2002, restated upon partial exercise as of December 13, 2002, issued by Overhill Farms, Inc. in favor of Levine Leichtman
              Capital Partners II, L.P. (Exhibit 99.10)

 10.73 (8)    Amended and Restated Warrant (No. LL-3) to purchase 100 shares of common stock of Overhill Farms, Inc., originally issued November
              24, 1999, amended and restated as of October 29, 2002, restated upon partial exercise as of December 13, 2002, issued by Overhill
              Farms, Inc. in favor of Levine Leichtman Capital Partners II, L.P.
              (Exhibit 99.9)

 10.74 (5)    Amendment to Amended and Restated Secured Senior Subordinated Note
              due 2004 dated as of April 4, 2003 between Overhill Farms, Inc.
              and Levine Leichtman Capital Partners II, L.P. (Exhibit 99.13)

 10.75 (9)    Second Amended and Restated Secured Senior Subordinated Note due
              2006 in the principal amount of $28,858,000 made by Overhill
              Farms, Inc. in favor of Levine Leichtman Capital Partners II, L.P.
              on October 31, 2003 (Exhibit 10.4)

 10.76 (13)   Amendment to Second Amended and Restated Secured Senior
              Subordinated Note due 2006, dated October 6, 2004, to be effective as of September 26, 2004, by and between Overhill Farms, Inc. and Levine Leichtman Capital Partners II, L.P. (Exhibit 10.3)

 10.77 (15) # 2005 Stock Plan of Overhill Farms, Inc. (Exhibit 10.1)

 10.78 (15) # Form of Restricted Stock Purchase Agreement Under 2005 Stock Plan
              (Exhibit 10.3)

EXHIBIT
-------
NUMBER                                  EXHIBIT TITLE
------                                  -------------

 10.79 (16)   Letter Agreement dated February 24, 2005 between Levine Leichtman
              Capital Partners II, L.P. and Overhill Farms, Inc. regarding the
              Overhill Farms, Inc. 2005 Stock Plan (Exhibit 10.1)

 10.80 (16) # Form of Stock Option Agreement Under 2005 Stock Plan
              (Exhibit 10.2)

 10.81 (17) # Summary of Director Compensation (Exhibit 10.1)

 10.82 (18) # Description of Bonus Programs for Named Executive Officers for
              Fiscal Year 2005 (Exhibit 10.6)

 10.83 #**    Amended Employment Agreement between Overhill Farms, Inc. and John
              L. Steinbrun dated May 18, 2005

 10.84 (19) # Form of Stock Option Agreement under 2002 Employee Stock
              (Exhibit 4.7)

 10.85 (20)   Amendment dated May 12, 2005 to Letter Agreement dated February
              24, 2005 between and Levine Leichtman Capital Partners II, L.P.
              and Overhill Farms, Inc. regarding 2005 Stock Plan

 10.86 (21)   Fifth Amendment to Second Amended and Restated Securities Purchase
              Agreement dated as of September 7, 2005, among Overhill Farms,
              Inc., the entities from time to time parties thereto as Guarantors and Levine Leichtman Capital Partners II, L.P. (Exhibit 99.41)

 10.87 (21)   Fifth Amendment to Second Amended and Restated Loan and Security
              Agreement dated as of September 7, 2005, among Overhill Farms,
              Inc. and Pleasant Street Investors, LLC. (Exhibit 99.42)

 23**         Consent of Independent Registered Public Accounting Firm

 31** Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32** Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

_____________________________

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

(9) Incorporated by reference to the exhibit shown in parentheses included in the Overhill Farms, Inc.'s Current Report on Form 8-K for October 31, 2003 relating to the refinancing of its senior term loans and senior subordinated debt

(10) Incorporated by reference to the exhibit shown in parentheses included in the Overhill Farm, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 28, 2003

(11) Incorporated by reference to the exhibit shown in parentheses included in the Overhill Farms, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003

(12) Incorporated by reference to the exhibit shown in parentheses included in the Overhill Farms, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004

(13) Incorporated by reference to the exhibit shown in parentheses included in the Overhill Farms, Inc.'s Current Report on Form 8-K for October 6, 2004 relating to the execution of amendments to Overhill Farms, Inc.'s financing arrangements with Pleasant Street Investors, LLC and Levine Leichtman Capital Partners II, L.P. effective as of September 26, 2004

(14) Incorporated by reference to the exhibit shown in parentheses included in the Overhill Farms, Inc.'s Current Report on Form 8-K for September 17, 2004

(15) Incorporated by reference to the exhibit shown in parentheses included in the Overhill Farms, Inc.'s Current Report on Form 8-K for February 1, 2005

(16) Incorporated by reference to the exhibit shown in parentheses included in the Overhill Farms, Inc.'s Current Report on Form 8-K for February 24, 2005

(17) Incorporated by reference to the exhibit shown in parentheses included in the Overhill Farms, Inc.'s Current Report on Form 8-K for May 3, 2005

(18) Incorporated by reference to the exhibit shown in parentheses included in the Overhill Farms, Inc.'s Current Report on Form 8-K for May 18, 2005

(19)     Filed as an exhibit to Levine Leichtman Capital Partners II, L.P.
         Schedule 13D/A No. 9 and incorporated herein by reference.

(20) Incorporated by reference to the exhibit shown in parentheses included in the Overhill Farms, Inc.'s Form S-8 filed July 29, 2005

(21)     Filed as an exhibit to Levine Leichtman Capital Partners II, L.P.
         Schedule 13D/A No. 10 and incorporated herein by reference.

**       Filed herewith

#        Management contract or compensatory plan or arrangement


(c)      The following schedule is included herein:

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

                                    Date: December 6, 2005

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

Signature                         Title                                                     Date
---------                         -----                                                     ----


/s/ James Rudis                   President, Chief Executive Officer (principal executive   December 6, 2005
---------------                   officer) and Chairman of the Board of Directors
James Rudis

/s/ John L. Steinbrun             Senior Vice President, Chief Financial Officer            December 6, 2005
---------------------             (principal financial and accounting officer),
John L. Steinbrun                 Chief Operating Officer and Director

/s/ Alexander Auerbach            Director                                                  December 6, 2005
----------------------
Alexander Auerbach

/s/ Harold Estes                  Director                                                  December 6, 2005
----------------
Harold Estes

/s/ Geoffrey A. Gerard            Director                                                  December 6, 2005
----------------------
Geoffrey A. Gerard

/s/ John E. McConnaughy, Jr.      Director                                                  December 6, 2005
----------------------------
John E. McConnaughy, Jr.

/s/ Alexander Rodetis, Jr.        Director                                                  December 6, 2005
--------------------------
Alexander Rodetis, Jr.

                              OVERHILL FARMS, INC.

                          INDEX TO FINANCIAL STATEMENTS



Audited Financial Statements: ................................................................................ Page:
-----------------------------                                                                                  -----

     Report of Independent Registered Public Accounting Firm....................................................F-2

     Balance Sheets as of October 2, 2005 and September 26, 2004................................................F-3

     Statements of Operations for the Years Ended October 2, 2005, September 26, 2004
         and September 28, 2003.................................................................................F-5

     Statements of Shareholders' Equity (Deficit) for the Years Ended October 2, 2005,
         September 26, 2004 and September 28, 2003..............................................................F-6

     Statements of Cash Flows for the Years Ended October 2, 2005, September 26, 2004
         and September 28, 2003.................................................................................F-7

     Notes to Financial Statements.............................................................................F-10

     Schedule II - Valuation and Qualifying Accounts and Reserves..............................................F-26

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Overhill Farms, Inc.

We have audited the accompanying balance sheets of Overhill Farms, Inc. (the Company) as of October 2, 2005 and September 26, 2004, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended October 2, 2005. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Overhill Farms, Inc. at October 2, 2005 and September 26, 2004, and the results of its operations and its cash flows for each of the three years in the period ended October 2, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                           /s/ Ernst & Young LLP


Los Angeles, California
November 21, 2005

                                      OVERHILL FARMS, INC.

                                         BALANCE SHEETS

                                             ASSETS


                                                                  October 2,     September 26,
                                                                     2005            2004
                                                                 ------------    ------------
Current assets:
   Cash                                                          $  2,654,563    $  1,609,417
   Accounts receivable, net of allowance for doubtful accounts
     of $196,000 and $125,000 in 2005 and 2004, respectively       12,634,648      12,606,122
   Inventories                                                      9,433,578      11,228,548
   Prepaid expenses and other                                       1,681,632       1,641,333
   Deferred income taxes                                              995,659         690,380
                                                                 ------------    ------------
           Total current assets                                    27,400,080      27,775,800
                                                                 ------------    ------------

Property and equipment, at cost:
   Fixtures and equipment                                          12,625,530      13,096,349
   Leasehold improvements                                           9,652,741       9,066,829
   Automotive equipment                                                50,854          52,669
                                                                 ------------    ------------
                                                                   22,329,125      22,215,847
   Less accumulated depreciation and amortization                  (9,890,025)     (9,597,566)
                                                                 ------------    ------------
                                                                   12,439,100      12,618,281
                                                                 ------------    ------------
Other assets:
   Excess of cost over value of net assets acquired                12,188,435      12,188,435
   Deferred financing costs, net of accumulated amortization
     of $421,000 and $199,000 in 2005 and 2004, respectively          492,219         710,297
   Deferred income taxes                                            1,954,117       3,935,242
   Other                                                            1,747,477       2,321,514
                                                                 ------------    ------------
                                                                   16,382,248      19,155,488
                                                                 ------------    ------------

Total assets                                                     $ 56,221,428    $ 59,549,569
                                                                 ============    ============


                             The accompanying notes are an integral
                               part of these financial statements.



                              OVERHILL FARMS, INC.

                           BALANCE SHEETS (CONTINUED)


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                                October 2,     September 26,
                                                                  2005             2004
                                                               ------------    ------------

Current liabilities:
   Accounts payable                                            $  6,447,543    $  7,993,200
   Accrued liabilities                                            2,993,365       2,968,813
   Current maturities of long-term debt                             344,828       3,293,187
                                                               ------------    ------------
           Total current liabilities                              9,785,736      14,255,200

Long-term debt, less current maturities                          45,058,000      47,775,484
                                                               ------------    ------------
           Total liabilities                                     54,843,736      62,030,684
                                                               ------------    ------------



Commitments and contingencies                                            --              --


Shareholders' equity (deficit):
   Series A Preferred stock, $0.01 par value, authorized
     50,000,000 shares, issued and outstanding, 23.57
     shares (liquidation preference of $750,000)                         --              --
   Common stock, $0.01 par value, authorized 100,000,000
     shares, issued and outstanding 14,916,197 shares (2005)
     and 14,805,556 shares (2004)                                   149,162         148,056
   Additional paid-in capital                                     9,735,098       9,573,562
   Warrants to purchase common stock                                    400             400
   Accumulated deficit                                           (8,506,968)    (12,203,133)
                                                               ------------    ------------
           Total shareholders' equity (deficit)                   1,377,692      (2,481,115)
                                                               ------------    ------------

Total liabilities and shareholders' equity (deficit)           $ 56,221,428    $ 59,549,569
                                                               ============    ============


                     The accompanying notes are an integral
                       part of these financial statements.



                                      OVERHILL FARMS, INC.

                                    STATEMENTS OF OPERATIONS

                                                              For the Years Ended
                                                -----------------------------------------------
                                                  October 2,     September 26,    September 28,
                                                     2005            2004             2003
                                                -------------    -------------    -------------

Net revenues                                    $ 162,565,512    $ 133,957,475    $ 136,950,410
Cost of sales                                     142,813,053      119,676,464      125,021,592
                                                -------------    -------------    -------------
Gross profit                                       19,752,459       14,281,011       11,928,818

Selling, general and administrative expenses        7,849,537        8,035,676       10,086,572
                                                -------------    -------------    -------------

Operating income                                   11,902,922        6,245,335        1,842,246

Other expense:
  Interest expense                                 (5,911,525)      (6,359,245)      (7,011,480)
  Amortization of deferred financing costs           (222,480)        (504,821)      (3,539,140)
  Debt extinguishment expenses                             --       (2,778,374)              --
  Other expense                                      (237,321)        (112,575)      (1,066,553)
                                                -------------    -------------    -------------

Total other expenses                               (6,371,326)      (9,755,015)     (11,617,173)
                                                -------------    -------------    -------------

Income (loss) before income taxes                   5,531,596       (3,509,680)      (9,774,927)

Income tax provision (benefit)                      1,835,431       (1,368,024)      (3,352,629)
                                                -------------    -------------    -------------

Net income (loss)                               $   3,696,165    $  (2,141,656)   $  (6,422,298)
                                                =============    =============    =============


Net income (loss) per share - basic             $        0.25    $       (0.14)   $       (0.53)
                                                =============    =============    =============

Net income (loss) per share - diluted           $        0.24    $       (0.14)   $       (0.53)
                                                =============    =============    =============

Weighted average shares outstanding - basic        14,863,716       14,805,556       12,032,331
                                                =============    =============    =============

Weighted average shares outstanding - diluted      15,575,459       14,805,556       12,032,331
                                                =============    =============    =============


                             The accompanying notes are an integral
                               part of these financial statements.

                                                    OVERHILL FARMS, INC.

                                       STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                                             Retained
                                                                 Additional     Warrants     Receivable      Earnings
                            Preferred Stock    Common Stock       Paid-In     To Purchase      from        (Accumulated
                            Shares  Amount   Shares     Amount    Capital     Common Stock  Former Parent     Deficit)      Total
                            -----  ------- ----------- --------- ------------ ------------ -------------  ------------- ------------
Balance, September 29, 2002   24       --   9,400,810  $ 94,008  $ 4,480,614  $ 3,470,000  $(10,534,679)  $  7,841,668  $ 5,351,611

  Issuance of dilution
    protection shares         --       --     252,632     2,526       (2,526)          --            --             --           --
  Warrant exercises           --       --   2,685,355    26,854    3,442,746   (3,469,600)           --             --           --
  Issuance in connection
    with bridge financing     --       --   2,466,759    24,668    1,652,728           --            --             --    1,677,396
  Net advances to former
    parent                    --       --          --        --           --           --      (946,168)            --     (946,168)
  Cancellation of receivable
    from former parent        --       --          --        --           --           --    11,480,847    (11,480,847)          --
  Net loss (comprehensive
    loss)                     --       --          --        --           --           --            --     (6,422,298)  (6,422,298)
                            -----  ------- ----------- --------- ------------ ------------ -------------  ------------- ------------

Balance, September 28, 2003   24       --  14,805,556   148,056    9,573,562          400            --    (10,061,477)    (339,459)

  Net loss (comprehensive
    loss)                     --       --          --        --           --           --            --     (2,141,656)  (2,141,656)
                            -----  ------- ----------- --------- ------------ ------------ -------------  ------------- ------------

Balance, September 26, 2004   24       --  14,805,556   148,056    9,573,562          400            --    (12,203,133)  (2,481,115)

  Issuance of dilution
    protection shares         --       --      83,641       836      122,116           --            --             --      122,952
  Exercise of stock options   --       --      27,000       270       39,420           --            --             --       39,690
  Net income (comprehensive
    income)                   --       --          --        --           --           --            --      3,696,165    3,696,165
                            -----  ------- ----------- --------- ------------ ------------ -------------  ------------- ------------
Balance, October 2, 2005      24       --  14,916,197  $149,162  $ 9,735,098  $       400  $         --  $  (8,506,968) $ 1,377,692
                            =====  ======= =========== ========= ============ ============ ============= ============== ============

                                     The accompanying notes are an integral
                                       part of these financial statements.



                                      OVERHILL FARMS, INC.

                                    STATEMENTS OF CASH FLOWS

                                                                      For the Years Ended
                                                          --------------------------------------------
                                                           October 2,     September 26,   September 28,
                                                              2005            2004            2003
                                                          ------------    ------------    ------------

Operating Activities:
  Net income (loss)                                       $  3,696,165    $ (2,141,656)   $ (6,422,298)
  Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
     Depreciation                                            1,585,649       1,592,405       1,146,405
     Amortization of debt discount and deferred
       financing costs                                         222,480         743,863       5,226,857
     Loss on asset disposals                                   272,213         135,969         569,759
     Provision for doubtful accounts                           (70,975)        108,694         475,446
     Noncash debt extinguishment expenses                           --       2,558,374              --
     Noncash interest expenses                                 122,952              --              --
     Deferred income taxes                                   1,675,846      (1,369,624)     (3,354,229)
     Changes in:
       Accounts receivable                                      42,449      (2,687,273)      2,947,114
       Inventories                                           1,794,970        (168,625)      7,429,607
       Prepaid expenses and other                              533,738        (584,599)       (786,848)
       Accounts payable                                     (1,545,657)        558,255      (6,333,946)
       Accrued liabilities                                     (10,220)       (383,995)      1,414,115
                                                          ------------    ------------    ------------
Net cash provided by (used in) operating activities          8,319,610      (1,638,212)      2,311,982
                                                          ------------    ------------    ------------

Investing Activities:
  Additions to property and equipment                       (1,643,909)     (1,065,070)     (5,871,978)
  Proceeds from sale of property and equipment                      --              --          75,000
                                                          ------------    ------------    ------------
Net cash used in investing activities                       (1,643,909)     (1,065,070)     (5,796,978)
                                                          ------------    ------------    ------------


                             The accompanying notes are an integral
                               part of these financial statements.




                                      OVERHILL FARMS, INC.

                              STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                      For the Years Ended
                                                          --------------------------------------------
                                                           October 2,     September 26,   September 28,
                                                              2005            2004            2003
                                                          ------------    ------------    ------------

Financing Activities
  Borrowings on line of credit arrangements               $         --    $         --    $  6,722,093
  Repayment of line of credit arrangements                          --              --     (18,679,386)
  Borrowings on short-term debt                                     --              --      25,000,000
  Repayment of short-term debt                                      --              --      (3,000,000)
  Borrowings on long-term debt                                      --       5,000,000              --
  Principal payments on long-term debt                      (5,665,843)       (744,094)     (2,037,124)
  Deferred financing costs                                      (4,402)       (456,829)     (3,093,580)
  Issuance of common stock                                      39,690              --          24,668
        Net advances to or on behalf of former parent               --              --        (946,168)
                                                          ------------    ------------    ------------
Net cash provided by financing activities                   (5,630,555)      3,799,077       3,990,503
                                                          ------------    ------------    ------------

Net increase in cash                                         1,045,146       1,095,795         505,507
Cash at beginning of year                                    1,609,417         513,622           8,115
                                                          ------------    ------------    ------------
Cash at end of year                                       $  2,654,563    $  1,609,417    $    513,622
                                                          ============    ============    ============

Supplemental Schedule of Cash Flow Information:
Cash paid during the year for:
  Interest                                                $  6,369,677    $  6,146,585    $  5,159,407
                                                          ============    ============    ============
  Income taxes                                            $         --    $         --    $         --
                                                          ============    ============    ============



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

     During the fiscal year ended September 28, 2003, the Company issued to LLCP a total of 2,937,987 shares of its common stock in connection with the cashless exercise of warrants and dilution protection rights granted to LLCP in prior fiscal years.

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

                                 OCTOBER 2, 2005


1. COMPANY AND ORGANIZATIONAL MATTERS

   NATURE OF BUSINESS AND BASIS OF PRESENTATION

     Overhill Farms, Inc. (the Company or Overhill Farms) is a value-added manufacturer of quality frozen food products including entrees, plated meals, meal components, soups, sauces, and poultry, meat and fish specialties. From May 5, 1995 through October 29, 2002, the Company was a majority-owned subsidiary of TreeCon Resources, Inc., formerly Overhill Corporation and Polyphase Corporation (the former parent), whose ownership was subject to warrants outstanding to purchase Overhill Farms' common stock (see Note 6). On October 29, 2002, TreeCon Resources, Inc. distributed to its shareholders, in the form of a tax-free dividend, all of its ownership of the Company (see Note
12).

     In October 2002, in connection with the spin-off transaction (see Note 12), the Company's board of directors authorized a 12,010-shares-for-1 stock split. Share and per share data as of and for all periods presented herein have been restated to reflect the stock split.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   FISCAL YEAR

     The Company utilizes a 52- to 53-week accounting period, which ends on the last Sunday of September in each fiscal year if September 30 does not fall on a Saturday, or October 1 if September 30 falls on a Saturday. The fiscal year ended October 2, 2005 was a 53-week period and the fiscal years ended September 26, 2004 and September 28, 2003 were 52-week periods.

   DEFERRED FINANCING COSTS

     Debt financing costs are deferred and amortized as additional interest expense over the term of the related debt. Amortization of these costs totaled $222,000, $505,000 and $3,539,000 for the fiscal years ended October 2, 2005,
September 26, 2004 and September 28, 2003, respectively.

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

     Panda Restaurant Group, Inc. and Jenny Craig, Inc. accounted for approximately 39% and 25%, respectively, of the Company's total accounts receivable balance at October 2, 2005 and approximately 18% and 24%, respectively, of the Company's total accounts receivable balance at September 26, 2004.

     For the fiscal years ended October 2, 2005, September 26, 2004 and September 28, 2003, the Company's write-offs, net of recoveries, to the allowance for doubtful accounts were approximately $99,000, $95,000 and $466,000, respectively.

   SIGNIFICANT CUSTOMERS

     Significant customers accounted for the following percentages of the Company's revenues during the fiscal years ended:

                                   October 2,     September 26,    September 28,
                                      2005             2004             2003
                                   ---------------------------------------------

   Panda Restaurant Group, Inc.        31%             29%              24%
   Jenny Craig, Inc.                   19%             18%              18%
   American Airlines, Inc.              7%             10%               8%

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

   INVENTORIES

Inventories, which include material, labor, and manufacturing overhead, are stated at the lower of cost, which approximates the first-in, first-out (FIFO) method, or market. Inventory write-offs were $204,000, $205,000, and $199,000 for the years ended October 2, 2005, September 26, 2004 and September 28, 2003, respectively.

   CONCENTRATION OF SOURCES OF LABOR

     The Company's total hourly and salaried workforce consisted of approximately 820 employees at October 2, 2005. Approximately 81% of the Company's workforce is covered by a three-year collective bargaining agreement renewed effective March 1, 2005.

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

     Expenditures for maintenance and repairs are charged to expense as incurred. The cost of materials purchased and labor expended in betterments and major renewals are capitalized. The property and equipment balances included $1,083,600 and $637,100 of construction in process at October 2, 2005 and September 26, 2004, respectively. Costs and related accumulated depreciation of properties sold or otherwise retired are eliminated from the accounts, and gains or losses on disposals are included in other income (expense).

   EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

     The excess of cost over fair value of net assets acquired (goodwill) is evaluated at least annually for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The Company has one reporting unit and estimates fair value based upon a variety of factors, including discounted cash flow analysis, market capitalization and other market-based information. The Company performed its evaluation of goodwill for impairment as of October 2, 2005, which indicated that no impairment charge was necessary.

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

     For purposes of pro forma disclosures, the estimated fair value of the options, based on the Black-Scholes option pricing model, is amortized to expense over the options' vesting periods. The following is the pro forma information had the fair value method under SFAS No. 123, as amended by SFAS No. 148, been adopted:


                                                    For the Fiscal Years Ended
                                          -----------------------------------------------
                                            October 2,     September 26,    September 28,
                                              2005             2004             2003
                                          -------------    -------------    -------------

Net income (loss):
     As reported                          $   3,696,165    $  (2,141,656)   $  (6,422,298)
     Add: Stock-based compensation
          expense included in reported
          net income, net of related
          tax effects                                --               --               --
     Deduct:  Total stock-based
          compensation expense
          determined under fair value
          method for all awards, net
          of related tax effects               (279,657)              --         (452,580)
                                          -------------    -------------    -------------
     Pro forma                            $   3,416,508    $  (2,141,656)   $  (6,874,878)
                                          -------------    -------------    -------------

     Basic earnings (loss) per share:
          As reported                     $        0.25    $       (0.14)   $       (0.53)
          Pro forma                       $        0.23    $       (0.14)   $       (0.57)

     Diluted earnings (loss) per share:
          As reported                     $        0.24    $       (0.14)   $       (0.53)
          Pro forma                       $        0.22    $       (0.14)   $       (0.57)

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

     The Company classifies customer rebate costs as a reduction in net revenues. Customer rebate costs were immaterial for the fiscal years ended October 2, 2005, September 26, 2004 and September 28, 2003, respectively.

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

   RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections," which, under most circumstances, requires retrospective application of a change in accounting principle. SFAS No. 154 also requires the restatement of previously issued financial statements when reporting the correction of an error. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company does not believe the adoption will have a material impact on its financial statements.

     In December 2004, the FASB issued Statement No. 123 (revised 2004) ("SFAS No. 123R"), Share-Based Payment. SFAS No. 123R will require the Company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Accordingly, the adoption of SFAS No. 123R will have an impact on the Company's results of operations, although it will have no impact on its overall financial position. The Company expects to adopt SFAS No. 123R in the fiscal quarter ending January 1, 2006. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options. There were no operating cash flows in prior periods from share-based payments.

     In December 2004, the FASB issued FASB Staff Position No. 109-1, "Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1"). FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (the "Act") should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The adoption of FSP 109-1 had no impact on the Company's results of operations or financial position for fiscal year 2005, as the manufacturer's deduction is not available to the Company until fiscal year 2006. The Company is currently evaluating the effect that the manufacturer's deduction will have in subsequent years.

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

   RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current period presentation. During the fiscal year ended September 26, 2004, the Company reclassified all freight-out and delivery and storage expenses from selling, general and administrative to cost of sales. Reclassified freight-out expenses were approximately $4,202,000 and $5,137,000 in the fiscal years ended September 26, 2004 and September 28, 2003, respectively. Reclassified delivery and storage expenses were $946,000 and $2,161,000 in the fiscal years ended September 26, 2004, September 28, 2003, respectively. Freight revenues reclassified to net revenue was approximately $650,000 for the fiscal year ended September 28, 2003.

   USE OF ESTIMATES

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. RELATED PARTY TRANSACTIONS

     In October 2002 in connection with the spin-off (see Note 12), the former parent transferred to the Company certain notes receivable having an aggregate principal balance of approximately $400,000. These notes receivable are due from certain officers of both the former parent and the Company who, subsequent to the spin-off, remained officers of the Company but who resigned from the former parent. These notes became due and payable on September 24, 2003 and are collateralized solely by the common stock of the former parent. Based upon the Company's assessment of the collectibility of these notes receivable, including the value of the subject collateral, the Company assigned no value to the notes upon their receipt effective as of October 29, 2002, the date of the spin-off, and the notes receivable continued to have no recorded value as of October 2, 2005. Future amounts ultimately realized, if any, on these notes receivable, will be recorded as an adjustment to shareholders' equity at the time such amounts are realized.

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

     Effective December 15, 2003, the Company engaged Steinbrun Hughes & Associates ("SHA"), a business and financial consulting firm, to search for candidates to place in either vacant or newly created positions within the Company and to provide consultants to temporarily fill vacant positions. Mr. Steinbrun, who is one of the Company's directors and executive officers, is a stockholder, director and officer of SHA. The Company paid SHA $11,960 for services rendered under this agreement through October 2, 2005. The fees did not total more than 5% of SHA's gross revenues for its fiscal year ended December 31, 2004.

     In February 2004, the Company engaged Alexander Auerbach & Co., Inc. ("AAPR") to provide the Company with public relations and marketing services. AAPR provides public relations, media relations and communications marketing services to support the Company's sales activities. Alexander Auerbach, who is a director of the Company, is a stockholder, director and officer of AAPR. The Company paid to AAPR $53,352 for services rendered under this engagement through October 2, 2005. These fees totaled more than 5% of AAPR's gross revenues for its fiscal year ended January 31, 2005.

4. INVENTORIES

     Inventories are summarized as follows:

                                                 October 2,        September 26,
                                                    2005               2004
                                                 -----------        -----------
     Raw ingredients                             $ 3,125,427        $ 3,815,724
     Finished product                              5,262,877          5,764,418
     Packaging                                     1,045,274          1,648,406
                                                 -----------        -----------
                                                 $ 9,433,578        $11,228,548
                                                 ===========        ===========

   During the year ended October 2, 2005, the Company revised its method to apply reserve estimation percentages to aging categories. The effect of this change in estimate resulted in lowered net income of approximately $370,000 and $0.02 per diluted share for the year ended October 2, 2005.

5. LONG-TERM DEBT

     Long-term debt of the Company as of October 2, 2005 and September 26, 2004 is summarized as follows:

                                                                  October 2,     September 26,
                                                                    2005             2004
                                                                 ------------    ------------
 Senior Term A Note payable to Pleasant Street  Investors,
   LLC (PSI), bearing interest as  described below, subject
   to periodic adjustments,  collateralized by certain assets
   until maturity in October 2006                                $ 16,500,000    $ 17,800,000

Senior Term B Note payable to PSI, bearing interest as
    described below, subject to adjustment, collateralized
    by certain assets until maturity in January 2006. The
    note was repaid in June 2005                                           --       4,305,550

Secured senior subordinated note payable to Levine Leichtman
    Capital Partners II, L.P. (LLCP), bearing interest payable monthly as described below until maturity in October 2006, collateralized by certain assets of Overhill Farms. The
    loan provides for principal payments in an amount equal
    to 50% of the excess cash flow, as defined, for the
    Company's previous fiscal year, payable annually               28,858,000      28,858,000

Other                                                                  44,828         105,121
                                                                 ------------    ------------
                                                                   45,402,828      51,068,671

Less current maturities                                              (344,828)     (3,293,187)
                                                                 ------------    ------------

                                                                 $ 45,058,000    $ 47,775,484
                                                                 ============    ============

     As of October 2, 2005, the Company's indebtedness to significant lenders consisted substantially of debt evidenced by a secured senior subordinated note payable to LLCP with principal balance of $28.9 million and a senior Term A note payable to PSI, with a principal balance of $16.5 million. Both notes have a maturity date of October 31, 2006. The senior subordinated note has a base rate of interest of 13.5%, subject to increase upon the occurrence of an interest rate event, as defined, or event of default. The interest rate on the Term A Loan, as amended, is 5.5% plus the prime rate in effect from time to time and is subject to increase upon the occurrence of any interest rate event, as defined, or event of default as provided in the note that evidences the loan. The Company had a senior Term B Loan payable to PSI in the principal amount of $5.0 million with an interest of LIBOR plus 7.5%, which was paid off as of June 30, 2005, in advance of the January 31, 2006 maturity date.

     From time to time, the Company has obtained amendments to the agreements that enabled it to remain in compliance with financial and/or non-financial covenants. On September 7, 2005, the Company executed the fifth amendment to the existing financing arrangements with PSI and LLCP to amend the financial covenants and various other provisions. In the September 7, 2005 amendments, the Company agreed to make five scheduled installment principal payments totaling $1.6 million, of which $1.3 million had been paid as of October 2, 2005, on the Term A Loan commencing on the effective date of the amendment through December 30, 2005. The amendments also amended certain definitions of the financial covenants of the secured senior subordinated note.

     The amended and restated securities purchase agreement with LLCP and the amended and restated loan and security agreement with PSI, which have been amended from time to time, contain various covenants, including financial covenants covering restrictions on capital expenditures, minimum EBITDA and net worth levels, and specified debt service and debt to equity ratios. In addition, those agreements prohibit changes in control, including ownership and certain management personnel, and contain customary restrictions on incurring indebtedness and liens, making investments, paying dividends and making loans or advances. The obligations owing by the Company to PSI and LLCP are secured by liens on substantially all of its assets.

     The Company believes that it is probable that it will be in compliance with all of its revised financial and other covenant requirements for the foreseeable future. Accordingly, based upon anticipated covenant compliance, all principal amounts payable to LLCP and to PSI, other than currently scheduled principal payments, have been classified as long-term liabilities in the accompanying balance sheet as of October 2, 2005. In the future, the Company's failure to achieve certain revenue, expense and profitability levels could result in a violation of the amended financial covenants under its financing arrangements and could result in interest rate increases and acceleration of maturity of the loans, which could adversely affect its financial condition, results of operations or cash flows.

     Scheduled maturities of long-term obligations outstanding at October 2, 2005, after giving effect to the debt refinancing described above, are summarized as follows:

              2006                                               $      344,828
              2007                                                   45,058,000
                                                                 --------------
                                                                 $   45,402,828
                                                                 ==============

     The Company, James Rudis and LLCP are parties to an investor rights agreement pursuant to which the Company granted to LLCP the right to designate for nomination and election up to three members of its board of directors, together with the right to fill the next vacancy that was created on the board of directors after October 31, 2003. Mr. Rudis is obligated to vote his shares of the Company's common stock in favor of LLCP's nominees. In addition, annual consulting fees of $180,000 are payable to LLCP through January 2006. LLCP has co-sale rights with respect to shares of the Company's common stock owned by Mr. Rudis and has a right of first refusal to purchase its pro rata share of certain issuances of the Company's capital stock. The investor rights agreement contains certain restrictions regarding the Company's ability to grant options to its directors, executive officers, consultants and key employees and to amend any existing stock option plans or adopt or approve any new stock option or stock purchase plans.

     LLCP and the Company are parties to an amended and restated registration rights agreement whereby the Company agreed to register under the Securities Act of 1933 shares of its common stock it holds or acquires, which includes shares of the Company's common stock LLCP acquires upon exercise of its warrants to purchase the Company's common stock, conversion of its shares of the Company's Series A Convertible Preferred Stock and any other acquisition of the Company's common stock. In addition, the Company agreed, under certain circumstances, upon the request of the holder, to include its shares of the Company's common stock in a securities registration that the Company undertakes on its behalf or on behalf of others.

     On April 21, 2005, the Company engaged Piper Jaffray & Co. as its financial advisor to assist it in identifying and exploring strategic financial alternatives to optimize stockholder value. Piper Jaffray & Co. has agreed to assist the Company in executing and closing a suitable transaction, if any, that may be identified and then selected by the Company for execution. The Company has requested that Piper Jaffray & Co., as part of this engagement, focus on alternatives to refinance the debt held by LLCP and its affiliate, PSI, which matures in October 2006. The Company has indicated that any potential transaction that may be identified and selected for execution could involve the disposition of both the debt and equity held by LLCP and its affiliate. During fiscal year 2005, the Company incurred $152,000 of operating expenses in connection with its strategic financial alternatives review.

6. SHAREHOLDERS' EQUITY

   WARRANTS TO PURCHASE COMMON STOCK

     In connection with the purchase of a $28.9 million secured senior subordinated note by LLCP, the Company's senior subordinated creditor, the Company issued to LLCP a warrant to purchase 166.04 shares of the common stock of the Company exercisable immediately at an exercise price of $0.01 per share. This warrant was valued at $2.37 million, which was originally recorded as debt discount and has subsequently been charged to expense. The warrant became exercisable for 1,994,141 shares at an exercise price of $0.0000008 per share following the 12,010-shares-for-1 stock split declared in connection with the spin-off. The Company issued 1,994,040 shares of common stock and cancelled one share of common stock upon the cashless exercise of the warrant by the senior subordinated creditor in December 2002. The warrant remains exercisable as to 100 shares through October 31, 2009.

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

     Upon adoption of the Company's stock option plan in May 2005, as described below, the Company reserved 550,000 shares of common stock for issuance under the plan. The Company issued to LLCP 83,641 fully paid and non-assessable shares of common stock to secure LLCP's consent to the adoption of the 2005 Stock Plan, which consent was required pursuant to an investor rights agreement entered into with LLCP, and to compensate LLCP for the potential dilutive effect of options and shares that may be or become issued or issuable under the 2005 Stock Plan. The Company recorded an expense of $122,952 related to the fair value of the shares on the date of issuance.

   PREFERRED STOCK

     Effective January 31, 2002, the Company and LLCP reached agreement relative to an amendment of the credit arrangement with LLCP to accommodate the consolidation of the Company's facilities and to permit additional indebtedness to be incurred by the Company in connection therewith. As consideration for financing costs related to this amendment with LLCP, the value of which was agreed to be $750,000, the Company agreed to issue to LLCP 23.57 shares of a newly created Series A Preferred Stock. These shares were issued in March 2002. The designations for the preferred stock provide the holder with, among other things, a liquidation preference totaling $750,000, voting rights along with holders of common stock, conversion rights into a like number of common shares, subject to adjustment, and provide for adjustment to prevent dilution of the holders' interests. Following the 12,010-shares-for-1 stock split, the preferred stock became convertible into 283,076 shares of the Company's common stock. The Company recorded the $750,000 of Series A Preferred Stock issued to LLCP as deferred financing costs, which has subsequently been amortized as additional interest expense.

   STOCK OPTIONS

     The Company adopted stock option plans in October 2002 and May 2005. The Company reserved 800,000 and 550,000 shares of common stock under the plans adopted in October 2002 and May 2005, respectively, for the issuance to eligible directors and employees of, and consultants to, the Company under the plans. The plans provide for the grant of both incentive stock options (at exercise prices no less than fair value at the date of grant) and non-qualified stock options (at exercise prices as determined by the Compensation Committee of the board of directors and subject to the terms of a February 24, 2005 letter agreement with
LLCP). Such options may be exercisable as determined by such Committee. The plans will expire in ten years following their adoption.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for the options granted in fiscal year 2005 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: weighted average risk-free interest rate of 3.38%; dividend yields of 0%; weighted average volatility factor of the expected market price of the Company's common stock of 0.955; and a weighted average expected life of the options of 3 years. The weighted average fair value of options granted during fiscal year 2005 was $0.88. No options were granted during fiscal year 2004. The fair value for the options granted in fiscal year 2003 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: weighted average risk-free interest rate of 4.25%; dividend yields of 0%; weighted average volatility factor of the expected market price of the Company's common stock of 1.32; and a weighted average expected life of the options of 5 years. The weighted average fair value of options granted during fiscal year 2003 was $1.12.

     A summary of the Company's stock option activity and related information follows:

                                                  For the Fiscal Years Ended
                             ------------------------------------------------------------------
                                   October 2,           September 26,        September 28,
                                     2005                   2004                  2003
                             ---------------------   -------------------   --------------------
                                          Weighted              Weighted                Weighted
                                           Average               Average                 Average
                                          Exercise              Exercise                Exercise
                              Options      Price     Options     Price      Options      Price
                             ----------   --------   --------   --------   ---------   --------
Outstanding at beginning
 of year                       672,000    $   1.28   672,000    $   1.28         --    $     --
Granted                        539,000    $   1.61        --    $     --    672,000    $   1.28
Exercised                       27,000    $   1.47        --    $     --         --    $     --
Canceled                            --    $     --        --    $     --         --    $     --
Outstanding at end of year   1,184,000    $   1.43   672,000    $   1.28    672,000    $   1.28
Exercisable at end of year   1,184,000    $   1.43   672,000    $   1.28    672,000    $   1.28

        Exercise prices for the 1,184,000 options outstanding as of October 2, 2005 ranged from $0.48 to $2.50. The weighted average contractual life of those options is 7.3 years. The following table summarizes information about stock options outstanding as of October 2, 2005:

                                                  Weighted
                                   Weighted        Average                     Weighted
                                    Average       Remaining                     Average
                      Number       Exercise      Contractual      Number       Exercise
                   Outstanding       Price          Life       Exercisable       Price
                   -----------       -----          ----       -----------       -----

   $2.50              48,868        $ 2.50            9           48,868        $ 2.50

   $2.00              48,868        $ 2.00            9           48,868        $ 2.00

   $1.60             472,000        $ 1.60            7          472,000        $ 1.60

   $1.50              48,868        $ 1.50            9           48,868        $ 1.50

   $1.47             365,396        $ 1.47            9          365,396        $ 1.47

   $0.70              50,000        $ 0.70            2           50,000        $ 0.70

   $0.48             150,000        $ 0.48            3          150,000        $ 0.48
                  ---------------------------------------------------------------------
   $0.48 - $2.50   1,184,000        $ 1.43           7.3       1,184,000        $ 1.43

7. NET INCOME (LOSS) PER SHARE

     The following table sets forth the calculation of income (loss) per share for the periods presented:

                                                       For the Fiscal Years Ended
                                                -------------------------------------------
                                                 October 2,   September 26,    September 28,
                                                    2005           2004            2003
                                                ------------   ------------    ------------

Basic EPS Computation:
Numerator:
  Net income (loss)                             $  3,696,165   $ (2,141,656)   $ (6,422,298)
Denominator:
  Weighted average common shares outstanding      14,863,716     14,805,556      12,032,331
                                                ------------   ------------    ------------
       Total shares                               14,863,716     14,805,556      12,032,331
                                                ============   ============    ============
Basic EPS                                       $       0.25   $      (0.14)   $      (0.53)
                                                ============   ============    ============

Diluted EPS Computation:
Numerator:
  Net income (loss)                             $  3,696,165   $ (2,141,656)   $ (6,422,298)
Denominator:
  Weighted average common shares outstanding      14,863,716     14,805,556      12,032,331
  Incremental shares from assumed conversion
     of preferred stock and exercise of stock
     option and warrants                             711,743             --              --
                                                ------------   ------------    ------------
       Total shares                               15,575,459     14,805,556      12,032,331
                                                ============   ============    ============
Diluted EPS                                     $       0.24   $      (0.14)   $      (0.53)
                                                ============   ============    ============


     At September 26, 2004 and September 28, 2003, 672,000 shares attributable to outstanding stock options, warrants exercisable for 200 shares and 283,076 shares of convertible preferred stock were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

8. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                     October 2,    September 26,
                                                       2005            2004
                                                 -------------------------------

        Compensation                                $ 1,748,516    $ 1,341,512
        Taxes other than income taxes                    25,970         98,632
        Interest                                         29,627        487,779
        Other                                         1,189,252      1,040,890
                                                 -------------------------------
                                                    $ 2,993,365    $ 2,968,813
                                                 ===============================

9. INCOME TAXES

     Income tax provision consists of the following:

                                              For the Fiscal Years Ended
                                       ----------------------------------------
                                        October 2,  September 26,  September 28,
                                          2005         2004            2003
                                       -----------   -----------    -----------
   Current:
     Federal                           $   120,362   $        --    $        --
     State                                  39,223         1,600          1,600
                                       -----------   -----------    -----------
   Total current                           159,585         1,600          1,600

   Deferred:
     Federal                             1,384,900    (1,254,128)    (3,119,608)
     State                                 290,946      (115,496)      (234,621)
                                       -----------   -----------    -----------
   Total deferred                        1,675,846    (1,369,624)    (3,354,229)
                                       -----------   -----------    -----------

   Total income tax provision          $ 1,835,431   $(1,368,024)   $(3,352,629)
                                       ===========   ===========    ===========

     During fiscal year 2004, the Company recorded a $425,000 valuation allowance against a portion of its deferred tax assets, since at that time it was believed that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future. However, in consideration of the Company's improved financial performance in fiscal year 2005 and anticipated profitable operations, the Company reversed $337,000 of the previously recorded valuation allowance. The remaining $88,000 was utilized against deferred tax assets.

     Failure by the Company to successfully maintain improved margins, grow revenues and/or maintain anticipated savings on future interest costs, and maintain profitable operating results in the near term, could adversely affect the Company's expected realization of some or all of its deferred tax assets and could require the Company to record a valuation allowance against some or all of such assets, which could adversely affect the Company's financial position and results of operations.

     The total income tax provision (benefit) was 33.2%, (38.9%) and (34.3%) of pretax income (loss) for the fiscal years ended October 2, 2005, September 26, 2004 and September 28, 2003, respectively. A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:


                                                       For the Fiscal Years Ended
                                                -----------------------------------------
                                                 October 2,   September 26,  September 28,
                                                   2005           2004           2003
                                                -----------    -----------    -----------

   Computed tax provision (benefit) at
      federal statutory rate (34%)              $ 1,880,743    $(1,193,817)   $(3,400,717)
   State income tax provision,
      net of federal benefit                        281,953       (105,337)      (281,211)
   Permanent items                                   28,257         35,049         40,461
   Tax (benefit) expense attributed to parent            --       (528,919)       331,975
   Valuation allowance                             (337,000)       425,000             --
   Other                                            (18,522)            --        (43,137)
                                                -----------    -----------    -----------
                                                $ 1,835,431    $(1,368,024)   $(3,352,629)
                                                ===========    ===========    ===========

     The deferred tax assets and deferred tax liabilities recorded on the balance sheet are as follows:

                                      October 2, 2005             September 26, 2004
                                 --------------------------    --------------------------
                                  Deferred       Deferred       Deferred       Deferred
                                    Tax            Tax            Tax            Tax
                                   Assets       Liabilities      Assets       Liabilities
                                 -----------    -----------    -----------    -----------

   Current:
      Inventory, accounts
        receivable               $   449,388    $        --    $   221,391    $        --
      Accrued liabilities            751,393             --        675,796             --
      Prepaid expenses                    --       (218,731)            --       (166,942)
      Other                           13,609             --         50,135             --
      Valuation allowance                 --             --             --        (90,000)
                                 -----------    -----------    -----------    -----------
                                   1,214,390       (218,731)       947,322       (256,942)

   Noncurrent:
      Net operating loss carry
        forwards                 $ 3,300,130    $        --    $ 5,129,699    $        --
      Deposits and deferrals         144,999             --        353,629             --
      Depreciation                        --       (238,552)            --       (297,156)
      Goodwill                            --     (1,252,460)            --       (915,930)
      Valuation Allowance                 --             --             --       (335,000)
                                 -----------    -----------    -----------    -----------
                                   3,445,129     (1,491,012)     5,483,328     (1,548,086)
                                 ===========    ===========    ===========    ===========
   Total deferred taxes net of
      valuation allowance        $ 4,659,519    $(1,709,743)   $ 6,430,650    $(1,805,028)
                                 ===========    ===========    ===========    ===========

     As of October 2, 2005, the Company had net operating losses and alternative minimum tax credits available for carryforward for federal tax purposes of approximately $8.8 million and $120,000, respectively expiring beginning in 2023. These carryforward benefits may be subject to annual limitations due to the ownership change limitations imposed by the Internal Revenue Code and similar state provisions. The annual limitation, if imposed, may result in the expiration of net operating losses before utilization.

10.  COMMITMENTS AND CONTINGENCIES

   COMMITMENTS

        Future minimum lease payments for all operating leases, including facilities and equipment, at October 2, 2005 are as follows:

                2006                                                $ 1,969,287
                2007                                                  1,874,720
                2008                                                  1,654,140
                2009                                                  1,548,274
                2010 and thereafter                                   6,555,605
                                                                   -------------
                                                                   $ 13,602,026
                                                                   =============

     The Company leases its facilities under operating leases expiring through September 2011, with an option for a five-year extension on its Vernon operating facility. Certain of the other leases provide for renewal options at substantially the same terms as the current leases.

     The Company's lease of its primary operating facility requires the premises to be restored to its original condition upon the termination of the lease. Accordingly, the Company has recorded a liability of $268,000 representing the present value of the estimated restoration costs at October 2, 2005. The corresponding asset is being depreciated over 13 years, and the present value of the liability is being accreted over the term in order to establish a reserve at the end of the lease equal to the refurbishment costs.

     Certain of the Company's equipment leases provide for declining annual rental amounts. Rent expense is recorded on a straight-line basis over the term of the lease. Accordingly, prepaid rent is recorded in the accompanying balance sheets in other assets as the difference between rent expense and amounts paid under the terms of the lease agreements.

     Rent expense, including monthly equipment rentals, was approximately $2.5 million, $2.4 million and $3.2 million, for the fiscal years ended October 2, 2005, September 26, 2004 and September 28, 2003, respectively.

   CONTINGENCIES

     The Company maintains employment agreements with its Chief Executive Officer, James Rudis, and its Chief Financial Officer and Chief Operating Officer, John Steinbrun. Mr. Rudis' employment agreement expires on October 31, 2006 and Mr. Steinbrun's employment agreement expires on April 30, 2006. The remaining obligations under Mr. Rudis' and Mr. Steinbrun's employment agreements as of October 2, 2005 were $606,000 and $180,000, respectively.

     The Company's open purchase orders for raw materials and contractual obligations to purchase raw protein within the next two years total $8,172,000.

     TreeCon Resources received an opinion with respect to the spin-off (see
Note 12) to the effect that, among other things, the spin-off should qualify as a tax-free spin-off to TreeCon Resources' stockholders and to TreeCon Resources for federal income tax purposes. The opinion is based upon various factual representations and assumptions, as well as certain undertakings, which if untrue or incomplete in a material respect, or any undertaking was not complied with, or if the facts upon which the opinion was based were materially different from the facts at the time of the spin-off, the spin-off may not qualify for tax-free treatment. If, for these reasons or due to events occurring subsequent to the spin-off, it is determined that the spin-off does not qualify for tax-free treatment, then, in general, a very substantial tax would be payable by TreeCon Resources and its stockholders. In certain circumstances, the Company and TreeCon Resources would be jointly and severally liable, and the Company could be required to pay for all or a portion of such taxes resulting from the spin-off being taxable. The Company is unaware of any facts or circumstances that could result in the spin-off being determined to be taxable.

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

     Effective March 1, 2005, Overhill Farms executed a new three year contract with the UFCW Union, Local 770, that eliminated the need for a previous provision in its 401(k) plan established in January 2002 for its union employees that required an annual contribution to be made by the Company in the event that revenues exceeded specific revenue thresholds.

     Employees voluntarily make contributions under both plans. The Company does not provide for a match to the employees' contributions, and its expenses related to the plans have not been significant.

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

13.      QUARTERLY FINANCIAL DATA (UNAUDITED)


                                         For the Fiscal Year Ended October 2, 2005
                                 -----------------------------------------------------------
                                  January 2        April 3          July 3       October 2
                                 ------------    ------------    ------------   ------------
Net revenues                     $ 40,218,835    $ 43,338,647    $ 42,280,698   $ 36,727,332

Gross profit                        4,414,408       5,596,002       5,338,306      4,403,743

Operating income                    2,630,346       3,581,654       3,213,494      2,477,428

Net income                            601,023       1,061,565       1,077,112        956,465

Net income per share - basic     $       0.04    $       0.07    $       0.07   $       0.06

Net income per share - diluted   $       0.04    $       0.07    $       0.07   $       0.06



                                        For the Fiscal Year Ended September 26, 2004
                                 -----------------------------------------------------------
                                 December 28       March 28        June 27      September 26
                                 ------------    ------------    ------------   ------------

Net revenues                     $ 30,393,606    $ 31,137,910    $ 35,235,832   $ 37,190,127

Gross profit                        3,699,070       3,452,594       3,676,457      3,452,890

Operating income                    1,510,202       1,238,362       1,759,304      1,737,467

Net (loss) income                  (2,059,010)       (169,300)        185,532        (98,878)

Net (loss) per share - basic     $      (0.14)   $      (0.01)   $       0.01   $      (0.01)

Net (loss) per share - diluted   $      (0.14)   $      (0.01)   $       0.01   $      (0.01)

                                                                     Schedule II

                              OVERHILL FARMS, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                   Balance at
                                   Beginning                              Balance at
            Description             of Year     Additions   Deductions    End of year
--------------------------------   ---------    ---------    ---------    ---------

ACCOUNTS RECEIVABLE RESERVE

Allowance for Doubtful Accounts:
  2005                             $(125,000)   $(170,000)   $  99,000    $(196,000)
  2004                              (111,000)    (109,000)      95,000     (125,000)
  2003                              (102,000)    (475,000)     466,000     (111,000)

INVENTORY RESERVE

Excess and Obsolete Reserve
  2005                             $(216,000)   $(802,000)   $ 204,000    $(814,000)
  2004                              (270,000)    (151,000)     205,000     (216,000)
  2003                              (100,000)    (369,000)     199,000     (270,000)

INCOME TAX VALUATION ALLOWANCE

  2005                             $(425,000)   $      --    $ 425,000    $      --
  2004                                    --     (425,000)          --     (425,000)
  2003                             $      --    $      --    $      --    $      --

                                      F-26

EXHIBIT
-------
NUMBER                  INDEX OF EXHIBITS ATTACHED TO THIS REPORT
------                  -----------------------------------------


10.83          Amended Employment Agreement between Overhill Farms and John L.
               Steinbrun dated May 18, 2005

23             Consent of Independent Registered Public Accounting Firm

31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002