Form 10-Q
period 2006-01-01
OVERHILL FARMS INC
filed 2006-01-31
CIK 1101020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 1, 2006

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


                                 (323) 582-9977
                                 --------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of January 31, 2006, there were 15,260,271 shares of the issuer's common stock, $.01 par value, outstanding.

                                                OVERHILL FARMS, INC.
                                                      FORM 10-Q
                                            QUARTER ENDED JANUARY 1, 2006



                                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                              Page No.
------------------------------                                                                              --------

Item 1.  Financial Statements

                Condensed Balance Sheets as of January 1, 2006 (unaudited) and October 2, 2005                 2

                Condensed Statements of Operations for the Three Months Ended January 1, 2006 and
                January 2, 2005 (unaudited)                                                                    4

                Condensed Statements of Cash Flows for the Three Months Ended January 1, 2006 and
                January 2, 2005 (unaudited)                                                                    5

                Notes to Condensed Financial Statements (unaudited)                                            8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                           17

Item 4.  Controls and Procedures                                                                              17

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                                                    18

Item 1A. Risk Factors                                                                                         18

Item 6.  Exhibits                                                                                             19

SIGNATURES                                                                                                    20

EXHIBITS FILED WITH THIS FORM 10-Q                                                                            21



ITEM 1.   FINANCIAL STATEMENTS

                                            OVERHILL FARMS, INC.
                                          CONDENSED BALANCE SHEETS


                                                   ASSETS


                                                                              January 1,        October 2,
                                                                                 2006              2005
                                                                             ------------      ------------

Current assets:
   Cash                                                                      $  3,309,151      $  2,654,563
   Accounts receivable, net of allowance for doubtful accounts of
     $195,000 and $196,000 in 2006 and 2005, respectively                      13,367,985        12,634,648
   Inventories                                                                 10,484,877         9,433,578
   Prepaid expenses and other                                                   1,715,934         1,681,632
   Deferred income taxes                                                          995,659           995,659
                                                                             ------------      ------------
           Total current assets                                                29,873,606        27,400,080
                                                                             ------------      ------------

Property and equipment, at cost:
   Fixtures and equipment                                                      13,020,160        12,625,530
   Leasehold improvements                                                       9,629,004         9,652,741
   Automotive equipment                                                            50,854            50,854
                                                                             ------------      ------------
                                                                               22,700,018        22,329,125
   Less accumulated depreciation and amortization                             (10,303,178)       (9,890,025)
                                                                             ------------      ------------
                                                                               12,396,840        12,439,100
                                                                             ------------      ------------
Other assets:
   Excess of cost over value of net assets acquired                            12,188,435        12,188,435
   Deferred financing costs, net of accumulated amortization of
     $476,000 and $421,000 in 2006 and 2005, respectively                         437,417           492,219
   Deferred income taxes                                                        1,699,002         1,954,117
   Other                                                                        1,712,623         1,747,477
                                                                             ------------      ------------
                                                                               16,037,477        16,382,248
                                                                             ------------      ------------

Total assets                                                                 $ 58,307,923      $ 56,221,428
                                                                             ============      ============


                                 The accompanying notes are an integral part
                                  of these condensed financial statements.


                                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                January 1,        October 2,
                                                                                   2006              2005
                                                                               ------------      ------------

Current liabilities:
   Accounts payable                                                            $  8,482,371      $  6,447,543
   Accrued liabilities                                                            2,925,516         2,993,365
   Current maturities of long-term debt                                          44,787,888           344,828
                                                                               ------------      ------------
           Total current liabilities                                             56,195,775         9,785,736

Long-term debt, less current maturities                                                  --        45,058,000
                                                                               ------------      ------------
           Total liabilities                                                     56,195,775        54,843,736
                                                                               ------------      ------------



Commitments and contingencies                                                            --                --


Shareholders' equity:
   Series A Preferred stock, $0.01 par value, authorized 50,000,000
     shares, issued and outstanding 0 shares (2006) and 23.57 shares                     --                --
     (2005) (liquidation preference of $750,000)
   Common stock, $0.01 par value, authorized 100,000,000 shares, issued
     and outstanding 15,260,271 shares (2006) and 14,916,197 shares (2005)          152,603           149,162
   Additional paid-in capital                                                     9,859,364         9,735,098
   Warrants to purchase common stock                                                     --               400
   Accumulated deficit                                                           (7,899,819)       (8,506,968)
                                                                               ------------      ------------
           Total shareholders' equity                                             2,112,148         1,377,692
                                                                               ------------      ------------

Total liabilities and shareholders' equity                                     $ 58,307,923      $ 56,221,428
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


                               OVERHILL FARMS, INC.
                        CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     For the Three Months Ended
                                                   ------------------------------
                                                    January 1,        January 2,
                                                       2006              2005
                                                   ------------      ------------

Net revenues                                       $ 39,588,808      $ 40,218,835
Cost of sales                                        35,195,411        35,804,427
                                                   ------------      ------------
Gross profit                                          4,393,397         4,414,408

Selling, general and administrative expenses          1,849,218         1,784,062
                                                   ------------      ------------

Operating income                                      2,544,179         2,630,346

Other expenses:
  Interest expense                                   (1,465,429)       (1,511,922)
  Amortization of deferred financing costs              (54,802)          (58,073)
  Other                                                   1,642           (93,383)
                                                   ------------      ------------

Total other expenses                                 (1,518,589)       (1,663,378)
                                                   ------------      ------------

Income before income taxes                            1,025,590           966,968

Income tax expense                                      418,441           365,944
                                                   ------------      ------------

Net income                                         $    607,149      $    601,024
                                                   ============      ============

Net income per share:

  Basic                                            $       0.04      $       0.04
                                                   ============      ============

  Diluted                                          $       0.04      $       0.04
                                                   ============      ============

Shares used in computing net income per share:

  Basic                                              14,981,018        14,805,556
  Diluted                                            15,938,331        15,202,089


                   The accompanying notes are an integral part
                     of these condensed financial statements.


                                      OVERHILL FARMS, INC.
                               CONDENSED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)


                                                                    For the Three Months Ended
                                                                   ----------------------------
                                                                    January 1,       January 2,
                                                                      2006              2005
                                                                   -----------      -----------

Operating Activities:
   Net income                                                      $   607,149      $   601,024
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                     477,431          448,673
     Loss on asset disposals                                                --           73,241
     Provision for doubtful accounts                                     1,619           23,108
     Deferred tax benefit                                              255,115          365,944
     Changes in:
       Accounts receivable                                            (734,956)      (1,630,179)
       Inventories                                                  (1,051,299)        (658,933)
       Prepaid expenses and other                                          552          212,333
       Accounts payable                                              2,034,828        1,008,984
       Accrued liabilities                                             (77,325)         272,766
                                                                   -----------      -----------

Net cash provided by operating activities                            1,513,114          716,961
                                                                   -----------      -----------

Investing Activities:
   Additions to property and equipment                                (370,893)        (299,338)
                                                                   -----------      -----------

Net cash used in investing activities                                 (370,893)        (299,338)
                                                                   -----------      -----------


                          The accompanying notes are an integral part
                            of these condensed financial statements.


                              OVERHILL FARMS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                     For the Three Months Ended
                                                    ----------------------------
                                                     January 1,       January 2,
                                                        2006             2005
                                                    -----------      -----------

Financing Activities:
   Principal payments on long-term debt             $  (614,940)     $  (870,590)
   Sale of common stock                                  11,590               --
   Tax deduction from stock option exercise             115,717               --
                                                    -----------      -----------

Net cash used in financing activities                  (487,633)        (870,590)

                                                    -----------      -----------

Net increase (decrease) in cash                         654,588         (452,967)
Cash at beginning of period                           2,654,563        1,609,417
                                                    -----------      -----------

Cash at end of period                               $ 3,309,151      $ 1,156,450
                                                    ===========      ===========

Supplemental Schedule of Cash Flow Information:
   Cash paid during the period for:
     Interest                                       $ 1,438,369      $ 1,999,701
     Income taxes                                   $   163,000      $        --


                   The accompanying notes are an integral part
                     of these condensed financial statements.


                              OVERHILL FARMS, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     On December 23, 2005, Levine Leichtman Capital Partners II, L.P. ("LLCP") received 198 shares of the Company's common stock upon cashless exercise in full of the two warrants it held to purchase an aggregate of 200 shares of the Company's common stock at an exercise price of $0.0000008 per share, for a rounded aggregate exercise price of $0.01. In addition, LLCP received 283,076 shares of the Company's common stock upon surrender and conversion in full of the 23.57 shares of Series A Convertible Preferred Stock it then held.



                   The accompanying notes are an integral part
                    of these condensed financial statements.


                                     - 7 -

                              OVERHILL FARMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JANUARY 1, 2006
                                   (UNAUDITED)


1.       NATURE OF BUSINESS AND ORGANIZATIONAL MATTERS

         Overhill Farms, Inc. (the Company or Overhill Farms) is a value-added manufacturer of quality frozen food products including entrees, plated meals, meal components, soups, sauces, and poultry, meat and fish specialties. From May 5, 1995 through October 29, 2002, the Company was a majority-owned subsidiary of TreeCon Resources, Inc., formerly Overhill Corporation and Polyphase Corporation (the former parent), whose ownership was subject to warrants outstanding to purchase Overhill Farms' common stock. On October 29, 2002, TreeCon Resources, Inc. distributed to its shareholders, in the form of a tax-free dividend, all of its ownership of the Company.

         In October 2002, in connection with the spin-off transaction, the Company's board of directors authorized a 12,010-shares-for-1 stock split. Share and per share data as of and for all periods presented herein have been restated to reflect the stock split.

2.       BASIS OF PRESENTATION

         Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 1, 2006 are not necessarily indicative of the results that may be expected for the year ending October 1, 2006 or for any other period.

         The condensed balance sheet at October 2, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

         For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 2, 2005.

3.       RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections," which, under most circumstances, requires retrospective application of a change in accounting principle. SFAS No. 154 also requires the restatement of previously issued financial statements when reporting the correction of an error. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The adoption has not had a material impact on the Company's financial statements.

         In December 2004, the FASB issued Statement No. 123 (revised 2004) ("SFAS No. 123R"), Share-Based Payment. SFAS No. 123R will require the Company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Accordingly, the adoption of SFAS No. 123R will have an impact on the Company's results of operations, although it will have no impact on its overall financial position. The Company adopted SFAS No. 123R in the fiscal quarter ended January 1, 2006. There was no immediate impact from the adoption since no unvested stock options existed during the quarter.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         In December 2004, the FASB issued FASB Staff Position No. 109-1, "Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1"). FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (the "Act") should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The Company adopted FSP 109-1 in fiscal year 2006 and will pursue all available manufacturer's deductions.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs and wasted materials (spoilage) are required to be recognized as current period charges. The Company adopted SFAS No. 151 in the fiscal quarter ended January 1, 2006, with no material impact.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

4.       INVENTORIES

         Inventories are summarized as follows:

                                              January 1,      October 2,
                                                 2006            2005
                                             -----------     -----------
         Raw ingredients                     $ 3,955,723     $ 3,125,427
         Finished product                      5,273,574       5,262,877
         Packaging                             1,255,580       1,045,274
                                             -----------     -----------
                                             $10,484,877     $ 9,433,578
                                             ===========     ===========

         During the quarter ended January 2, 2005, the Company revised its method to apply reserve estimation percentages to aging categories. The effect of this change in estimate resulted in lowered net income of approximately $370,000 and $0.02 per diluted share for the year ended October 2, 2005.

5.       DEBT

         As of January 1, 2006, the Company's indebtedness to significant lenders consisted substantially of debt evidenced by a secured senior subordinated note payable to Levine Leichtman Capital Partners II, L.P. ("LLCP") with a principal balance of $28.9 million and a senior Term A note payable to Pleasant Street Investors, LLC ("PSI"), with a principal balance of $15.9 million. Both notes have a maturity date of October 31, 2006 and are therefore classified as current liabilities in the accompanying balance sheet as of January 1, 2006. The senior subordinated note has a base rate of interest of 13.5%, subject to increase upon the occurrence of an interest rate event, as defined, or event of default. The interest rate on the Term A Loan, as amended, is the greater of 5.5% or the prime rate in effect from time to time plus 1.5% and is subject to increase upon the occurrence of any interest rate event, as defined, or event of default as provided in the note that evidences the loan. The Company had a senior Term B Loan payable to PSI in the principal amount of $5.0 million with an interest of LIBOR plus 7.5%, which was paid off as of June 30, 2005, in advance of the January 31, 2006 maturity date.

         From time to time, the Company has obtained amendments to the agreements that enabled it to remain in compliance with financial and/or non-financial covenants. On September 7, 2005, the Company executed the fifth amendment to the existing financing arrangements with PSI and LLCP to amend the financial covenants and various other provisions. In the September 7, 2005 amendments, the Company agreed to make five scheduled installment principal payments totaling $1.6 million on the Term A Loan commencing on the effective date of the amendment through December 30, 2005. The amendments also amended certain definitions of the financial covenants of the secured senior subordinated note.

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

         The Company has engaged in discussions with several potential sources of debt financing. The Company has signed a term letter with a potential new lender, but has not yet entered into any definitive refinancing arrangements. Any inability by the Company to refinance its existing debt prior to its maturity or on more favorable terms could adversely affect the Company's financial condition, results of operations and cash flows.

         On December 23, 2005, LLCP resold to 15 institutional investors in a private transaction all of the 5,771,661 shares of the Company's common stock that LLCP owned of record as of that date ("Transferred Shares"). LLCP retained Roth Capital Partners, LLC to act as placement agent in connection with this private sale. The Transferred Shares represented approximately 38% of the shares of outstanding common stock of the Company as of that date. As a result of this transaction, three of the institutional investors who purchased these shares from LLCP and the investment adviser to one of those institutions each became a beneficial owner of more than 5% of the Company's outstanding shares. The Transferred Shares included 198 shares of the Company's common stock LLCP received upon cashless exercise in full of the two warrants LLCP held to purchase an aggregate of 200 shares of the Company's common stock at an exercise price of $0.0000008 per share, for a rounded aggregate exercise price of $0.01, as well as the 283,076 shares of the Company's common stock LLCP received upon surrender and conversion in full of the 23.57 shares of Series A Convertible Preferred Stock it then held.

         To facilitate LLCP's sale of the Transferred Shares, the Company made various representations and warranties as a party to a stock purchase agreement with LLCP and the investors. In addition, the Company entered into a registration rights agreement with the investors that requires the Company to register for resale the Transferred Shares. The registration rights agreement contains cross-indemnification provisions between the Company and the investors and requires, among other things, that the Company file a registration statement with the Securities and Exchange Commission ("SEC") no later than the 45th day following the closing date and cause the registration statement to be declared effective no later than the 120th day following the closing date and remain effective for a maximum of 24 months following the closing date. If the Company is unable to meet its obligations under the registration rights agreement, then the Company will be required to pay to each investor liquidated damages equal to 1% of the amount paid by the investor for the Transferred Shares still owned by the investor on the date of the default and 1% of the amount paid by the investor for the Transferred Shares still owned by the investor on each monthly anniversary of the date of the default that occurs prior to the cure of the default.

         LLCP has agreed via a separate letter agreement to reimburse the Company under certain circumstances for 50% of the liquidated damages, if any, that are actually paid by the Company for the period from January 1, 2007 to the earlier of June 30, 2007 and the date the registration statement is declared effective, if the registration statement is timely filed but is not declared effective prior to January 1, 2007. The Company timely filed with the SEC on January 9, 2006 a registration statement covering the resale of the Transferred Shares by the institutional investors. Assuming the Company does not obtain effectiveness of the registration statement during the 24 months following the closing date and does not receive reimbursement from LLCP, the maximum liquidated damages the Company would be required to pay under the registration rights agreement would be approximately $3,451,453.

         On December 23, 2005, the Company, James Rudis and LLCP entered into a Third Amendment to Amended and Restated Investor Rights Agreement. The primary purposes of the amendment were to eliminate LLCP's board member designation rights, co-sale rights, right of first refusal, anti-dilution protection provisions, stock option-related approval rights and limitations and to remove James Rudis as a party to that agreement. Also, the amendment deleted from the February 24, 2005 letter agreement between the Company and LLCP the provision restricting the price of future awards that may be made under the Company's 2005 Stock Plan.

         On April 21, 2005, the Company engaged Piper Jaffray & Co. as its financial advisor to assist it in identifying and exploring strategic financial alternatives to optimize stockholder value. Piper Jaffray & Co. has agreed to assist the Company in executing and closing a suitable transaction, if any, that may be identified and then selected by the Company for execution.

6.       PER SHARE DATA

         The following table sets forth the calculation of income (loss) per share ("EPS") for the periods presented:

                                                       Three Months Ended
                                                  ---------------------------
                                                  January 1,       January 2,
                                                     2006             2005
                                                  -----------     -----------

Basic EPS Computation:
Numerator:
  Net income                                      $   607,149     $   601,024
Denominator:
  Weighted average common shares outstanding       14,981,018      14,805,556
                                                  -----------     -----------
          Total shares                             14,981,018      14,805,556
                                                  ===========     ===========
           Basic EPS                              $      0.04     $      0.04
                                                  ===========     ===========

Diluted EPS Computation:
Numerator:
  Net income                                      $   607,149     $   601,024
Denominator:
  Weighted average common shares outstanding       14,981,018      14,805,556
   Incremental shares from assumed conversion
     of preferred stock and exercise of stock
     option and warrants                              957,313         396,533
                                                  -----------     -----------
          Total shares                             15,938,331      15,202,089
                                                  ===========     ===========
          Diluted EPS                             $      0.04     $      0.04
                                                  ===========     ===========


         For the three months ended January 2, 2005, 472,000 shares attributable to outstanding out-of-the-money stock options were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

7.       STOCK OPTIONS

         In December 2004, the FASB issued SFAS No. 123R, which requires the Company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Accordingly, the adoption of SFAS No. 123R will have an impact on the Company's results of operations, although it will have no impact on its overall financial position. The Company adopted SFAS No. 123R in the fiscal quarter ended January 1, 2006. There was no immediate impact from the adoption since no unvested stock options existed during the quarter. All of the Company's options were fully vested at the date of adoption of this policy. Accordingly, no stock compensation expense related to the adoption of this standard was recorded.

8.       INCOME TAXES

         During the three months ended January 1, 2006, the Company recorded income tax expense of $418,000. During fiscal year 2004, the Company recorded a $425,000 valuation allowance against a portion of its deferred tax assets, since at that time it was believed that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future. However, in fiscal year 2005, in consideration of the Company's improved financial performance during the fiscal year and anticipated profitable operations, the Company reversed $337,000 of the previously recorded valuation allowance. The remaining $88,000 was utilized against deferred tax assets.

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

         The effective tax rates for the first three months of fiscal years 2006 and 2005 were based upon the estimated annual effective tax rates of approximately 40.1% in 2006 and 40.8% in 2005, respectively, which approximates the statutory rate.

9.       CONTINGENCIES

         LEGAL PROCEEDINGS

         From time to time, the Company is involved in various lawsuits, claims and proceedings related to the conduct of the Company's business. Management does not believe that the disposition of any pending claim is likely to adversely affect the Company's financial condition, results of operations, or cash flows.

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

         A significant portion of the Company's total net revenues during the first three months of 2006 and 2005 was derived from two customers. Panda Restaurant Group, Inc. and Jenny Craig, Inc. accounted for approximately 37% and 23%, respectively, of the Company's revenues for the three months ended January 1, 2006 and approximately 43% and 17%, respectively, of the Company's total accounts receivable balance at January 1, 2006. Panda Restaurant Group, Inc. and Jenny Craig, Inc. accounted for approximately 30% and 14% respectively, of the Company's revenues for the three months ended January 2, 2005 and approximately 39% and 25%, respectively, of the Company's total accounts receivable balance at October 2, 2005. The Company continues to expand its retail and foodservice customer base with the goal of reducing its reliance on a small concentration of accounts.

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

         o changes in governmental laws and regulations, including income taxes; and

         o other factors as may be discussed in this report and other reports we file with the Securities and Exchange Commission, including those described in Item 1A of Part I of our annual report on Form 10-K for the fiscal year ended October 2, 2005 and Item 1A of Part II of this report.

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

CRITICAL ACCOUNTING POLICIES

         Management's discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. See Note 2 to the financial statements contained in our 2005 annual report on Form 10-K for the year ended October 2, 2005 for a summary of our significant accounting policies. Management believes the following critical accounting policies are related to its more significant estimates and assumptions used in the preparation of our financial statements.

         CONCENTRATIONS OF CREDIT RISK. Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral from our customers. A bankruptcy or other significant financial deterioration of any customers could impact their future ability to satisfy their receivables with us. Our allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions. For the three months ended January 1, 2006 and January 2, 2005, our write-offs, net of recoveries, to the allowance for doubtful accounts were approximately $2,000 and $0, respectively.

         A significant portion of our total net revenues during the first three months of 2006 and 2005 was derived from two customers. Panda Restaurant Group, Inc. and Jenny Craig, Inc. accounted for approximately 37% and 23%, respectively, of our revenues for the three months ended January 1, 2006 and approximately 43% and 17%, respectively, of our total accounts receivable balance at January 1, 2006. Panda Restaurant Group, Inc. and Jenny Craig, Inc. accounted for approximately 30% and 14% respectively, of our revenues for the three months ended January 2, 2005 and approximately 39% and 25%, respectively, of our total accounts receivable balance at October 2, 2005. We continue to expand our retail and foodservice customer base with the goal of reducing our reliance on a small concentration of accounts.

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

         EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED. We evaluate the excess of cost over fair value of net assets acquired (goodwill) at least annually for impairment in accordance with SFAS No. 142. We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data. No impairment of goodwill was recorded during fiscal year 2005. At January 1, 2006, we had goodwill of $12.2 million. A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

         STOCK-BASED COMPENSATION. We estimate the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a multiple option award approach. The fair value is then amortized over the requisite service periods of the awards. This option-pricing model requires the input of highly subjective assumptions, including the option's expected life, price volatility of the underlying stock, risk-free interest rate and expected dividend rate. Because stock-based compensation expense is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

         INCOME TAXES. We evaluate the need for a valuation allowance on our deferred tax assets based on whether we believe that it is more likely than not that all deferred tax assets will be realized. We consider future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for valuation allowances. During the first quarter of fiscal year 2004, we recorded a $425,000 valuation allowance against a portion of our deferred tax assets, since at that time it was believed that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future. However, in fiscal year 2005, as a result of improved operating results, we concluded that it was more likely than not that our deferred tax assets would be realized. Accordingly, we reversed $337,000 of the previously recorded valuation allowance. In the event we were to determine that we would not be able to realize all or part of our deferred tax assets, we would record an adjustment to the deferred tax asset and a charge to income, at that time.

RESULTS OF OPERATIONS

QUARTER ENDED JANUARY 1, 2006 COMPARED TO QUARTER ENDED JANUARY 2, 2005

         While we operate as a single business unit, manufacturing various products on common production lines, revenues from similar customers are grouped into the following natural categories: retail, foodservice and airlines.

         The quarters ended January 1, 2006 and January 2, 2005 were 13-week and 14-week periods, respectively.

         NET REVENUES. Net revenues for the first quarter of fiscal year 2006 decreased $629,000 (1.6%) to $39,589,000 from $40,219,000 for the first quarter of fiscal year 2005. Foodservice net revenues increased $1,143,000 (7.6%) to $16,242,000 for the first quarter of fiscal year 2006 as compared to $15,099,000 for the first quarter of fiscal year 2005 due to strong production requirements of an existing customer. Retail net revenues increased $365,000 (2.2%) to $16,994,000 for the first quarter of fiscal year 2006 as compared to $16,629,000 for the first quarter of fiscal year 2005. The increase in retail sales was largely due to higher sales volume to a large national brand customer, offset by lost revenues from two customers. One customer lost a government contract and the other discontinued one of its retail lines. Sales to one new customer and sales of new items to an existing customer began in late November of 2005. This new business is expected to replace the revenues lost from the two customers mentioned above. Airline net revenues decreased $2,138,000 (25.2%) to $6,353,000 for the first quarter of fiscal year 2006 as compared to $8,491,000 for the first quarter of fiscal year 2005. The decline in airline sales was attributable to American Airlines' decision in February 2005 to remove meals from the coach cabins of all of its domestic flights and also was attributable to significantly reduced sales to Delta Airlines subsequent to their bankruptcy filing.

         GROSS PROFIT. Gross profit decreased $21,000 (0.5%) to $4,393,000 for the first quarter of fiscal year 2006 as compared to $4,414,000 for the first quarter of fiscal year 2005. Gross profit as a percentage of net revenues increased to 11.1% for the first quarter of fiscal year 2006 from 11.0% for the first quarter of fiscal year 2005. We expect margin percentage to remain consistent with current sales volumes, with gross margins expected to increase with increased sales volume. The first quarter of fiscal year 2006 included normal costs associated with the start up of the new business mentioned above.

         During the first quarter of fiscal year 2005, we adopted a reserve method that applies estimated reserve percentages to aging inventory categories. The impact of this change in estimate resulted in a one-time increase to cost of sales and decrease in gross profit of approximately $650,000, or a 1.6% decline in gross profit as a percentage of net revenues in the first quarter of fiscal year 2005. This decline was substantially offset by the benefit of an additional week of production in the first quarter of fiscal year 2005 versus the first quarter of fiscal year 2006.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (SG&A) increased $65,000 (3.6%) to $1,849,000 (4.7% of net revenues) for the first quarter of fiscal year 2006 as compared to $1,784,000 (4.4% of net revenues) for the first quarter of fiscal year 2005. The increase in SG&A resulted largely from a $33,000 increase in bonus accruals and increased legal and consulting fees.

         OPERATING INCOME. Operating income decreased $86,000 (3.3%) to $2,544,000 for the first quarter of fiscal year 2006 as compared to $2,630,000 for the first quarter of fiscal year 2005 largely due to the increase in SG&A expenses discussed above.

         OTHER EXPENSES. Other expenses decreased $144,000 (8.7%) for the first quarter of fiscal year 2006 to $1,519,000 as compared to $1,663,000 for the first quarter of fiscal year 2005. Other expenses for the first quarter of fiscal year 2005 included the loss on the disposition of certain fixed assets during the period. Any improvement in interest rates from a potential refinancing would decrease other expenses in future periods, assuming no increase in the amount of outstanding borrowings.

         NET INCOME. The net result for the first quarter of fiscal year 2006 was net income of $607,000 ($.04 per basic and diluted share) as compared to a net income of $601,000 ($.04 per basic and diluted share) for the first quarter of fiscal year 2005.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal source of liquidity is cash generated from our operating activities. Our cash and cash equivalents increased $654,000 to $3,309,000 at January 1, 2006 from $2,655,000 at October 2, 2005.

         During the first quarter of fiscal year 2006, our operating activities provided cash of $1,513,000 as compared to cash provided of $717,000 during the first quarter of fiscal year 2005. Cash generated from operations before working capital changes was $1,341,000. Cash generated from changes in working capital resulted from a $2,035,000 increase in accounts payable, offset by a $1,051,000 increase in inventories, a $735,000 increase in accounts receivable and a $77,000 decrease in accrued liabilities. As of January 1, 2006, we had negative working capital of $26,322,000 due to the classification of our secured senior subordinated note and Term A note, with maturity dates of October 31, 2006, as current liabilities. We have been engaged in discussions with several potential sources of financing and anticipate we will be able to refinance our debt in advance of maturity.

         During the first quarter of fiscal year 2006, our investing activities, comprised of capital expenditures, resulted in a net use of cash of approximately $371,000, as compared to a net use of cash of approximately $299,000 during the first quarter of fiscal year 2005. Current year additions to property and equipment relate to the purchase of new machinery to automate certain manufacturing processes. Capital expenditures for additional capacity, should they prove to be necessary to meet additional customer demand, may increase during fiscal year 2006 or 2007 by $3 million to $6 million from fiscal year 2005, depending on the amount of additional cooking capacity added. We anticipate that capital expenditures will be funded by cash generated from operating activities.

         During the first quarter of fiscal year 2006, our financing activities resulted in a use of cash of $488,000 as compared to a use of cash of $871,000 during the first quarter of fiscal year 2005. The use of cash in both fiscal periods resulted from principal payments on our debt, net of proceeds from the exercise of options and related tax benefits in the first quarter of fiscal year 2006.

         As of January 1, 2006, our indebtedness to significant lenders consisted substantially of debt evidenced by a secured senior subordinated note payable to LLCP with a principal balance of $28.9 million and a senior Term A note payable to PSI, an affiliate of LLCP, with a principal balance of $15.9 million. Both notes have a maturity date of October 31, 2006. The senior subordinated note has a base rate of interest of 13.5%, subject to increase upon the occurrence of an interest rate event, as defined, or event of default. The interest rate on the Term A Loan, as amended, is the greater of 5.5% or the prime rate in effect from time to time plus 1.5% and is subject to increase upon the occurrence of any interest rate event, as defined, or event of default as provided in the note that evidences the loan.

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

         We believe that funds available to us from operations, existing capital resources and an anticipated refinancing of our debt that matures in October 2006 will be adequate for our capital requirements for at the least the next twelve months. However, no assurance can be given that we will be able to generate sufficient funds from operations or that we will successfully refinance our debt timely or on favorable terms. We have engaged in discussions with several potential sources of debt financing. We have signed a term letter with a potential new lender, but have not yet entered into any definitive refinancing agreements. Any inability by us to refinance our existing debt prior to its maturity or on more favorable terms could adversely affect our financial condition, results of operations and cash flows. Following is a summary of our contractual obligations at January 1, 2006:

                                                                 PAYMENTS DUE BY PERIOD
                                                                 ----------------------

                                                        REMAINDER
            CONTRACTUAL                                 OF FISCAL                                       MORE THAN
            OBLIGATIONS                    TOTAL        YEAR 2006       2-3 YEARS       4-5 YEARS        5 YEARS
                                           -----        ---------       ---------       ---------        -------
         Debt maturities               $45,402,828     $   644,828     $44,758,000     $        --     $        --

         Contractual
            obligations                 14,154,262       2,012,171       3,845,941       3,091,443       5,204,707

         Open purchase orders           35,075,036      27,519,436       7,555,600              --              --
                                       -----------     -----------     -----------     -----------     -----------

         Total contractual
            obligations                $94,632,126     $30,176,435     $56,159,541     $ 3,091,443     $ 5,204,707
                                       ===========     ===========     ===========     ===========     ===========

         The increase in the value of outstanding purchase orders from $8,127,476 at October 2, 2005 to $35,075,036 at January 1, 2006 is largely due to the fact that the majority of our chicken contracts were signed late in calendar year 2005 for purchases during calendar year 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATE RISK - OBLIGATIONS. We are subject to interest rate risk on variable interest rate obligations. A hypothetical 10% increase in average market interest rates would increase by approximately $151,000 annual interest expense on our debt outstanding as of January 1, 2006. We are also subject to interest rate risk on our fixed interest rate obligations. Based upon outstanding amounts of fixed rate obligations as of January 1, 2006, a hypothetical 10% decrease in average market interest rates would increase the fair value of outstanding fixed rate debt by approximately $180,000.


ITEM 4. CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), have concluded, based on their evaluation as of January 1, 2006, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's ("Commission's") rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended January 1, 2006, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         From time to time, we are involved in various lawsuits, claims and proceedings related to the conduct of our business. Management does not believe that the disposition of any pending claims is likely to adversely affect our financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

         ITEM 1A OF PART I OF OUR FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 2, 2005 SUMMARIZES VARIOUS MATERIAL RISKS THAT INVESTORS SHOULD CAREFULLY CONSIDER BEFORE DECIDING TO BUY OR MAINTAIN AN INVESTMENT IN OUR COMMON STOCK. ANY OF THOSE RISKS, IF THEY ACTUALLY OCCUR, WOULD LIKELY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE TRADING PRICE OF OUR COMMON STOCK TO DECLINE. THE FOLLOWING SETS FORTH MATERIAL CHANGES FROM THE RISK FACTORS SET FORTH IN OUR MOST RECENT FORM 10-K.

         The risk factor titled "A small group of stockholders beneficially owns a significant amount of our common stock and controls nominations for up to four seats on our board of directors" is updated as follows:

      A SMALL NUMBER OF STOCKHOLDERS BENEFICIALLY OWNS A SIGNIFICANT PERCENTAGE OF OUR OUTSTANDING COMMON STOCK AND THEREFORE COULD SIGNIFICANTLY INFLUENCE OR CONTROL MATTERS REQUIRING STOCKHOLDER APPROVAL.

         Assuming the exercise of the aggregate options issued to our executive officers and directors to purchase shares of our common stock, our executive officers and directors and stockholders who beneficially own greater than 5% of our common stock were beneficial owners, in the aggregate, of approximately 52% of our outstanding common stock as of January 31, 2006. These stockholders, if acting together, could be able to significantly influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

         The following new risk factors are added:

      ANY FAILURE TO SUCCESSFULLY REFINANCE OUR EXISTING SECURED INDEBTEDNESS TIMELY OR ON FAVORABLE TERMS MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS BY PERMITTING SECURED PARTIES TO FORECLOSE ON OUR ASSETS OR BY SUBJECTING OUR STOCKHOLDERS TO DILUTION OR IMPOSING ON US STRINGENT FINANCIAL OR OTHER RESTRICTIVE COVENANTS.

         As of January 31, 2006, we owed to PSI and LLCP secured indebtedness with principal balances totaling approximately $44.8 million and a maturity date of October 31, 2006. We are working toward refinancing this indebtedness with other potential lenders. However, we have not entered into any definitive refinancing arrangements. If we are unable to timely refinance or repay this indebtedness, PSI and LLCP could foreclose on substantially all of our assets. Alternatively, if we are able to timely refinance this indebtedness but are unable to obtain favorable terms, existing stockholders may suffer significant dilution and we may become subject to stringent financial and other covenants that restrict our flexibility or require us to delay, scale back or eliminate portions of our operations or product development and marketing efforts.

      FUTURE SALES OF SHARES OF OUR COMMON STOCK BY OUR STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE.

         We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. As of January 31, 2006, we had outstanding 15,260,271 shares of common stock. An aggregate of 5,771,661 of these shares were included for resale under a pending registration statement we filed on January 9, 2006. As of January 31, 2006, we also had outstanding options to purchase up to 1,109,000 shares of common stock. All of the shares of common stock underlying these options are covered on an existing effective registration statement. Sales of shares of our common stock in the public market after the pending registration statement is declared effective, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those shares or perceptions.

ITEM 6. EXHIBITS

(a)      Exhibits

    Number                              Description
    ------                              -----------

     10.1 Form of Registration Rights Agreement dated December 23, 2005 by and among Overhill Farms, Inc. and the Purchasers listed in the index entry for Exhibit 4.1 of this registration statement (1)

     10.2 Letter agreement dated December 23, 2005 between Overhill Farms, Inc. and Levine Leichtman Capital Partners II, L.P. regarding liquidated damages (1)

     10.3 Form of Third Amendment to Amended and Restated Investor Rights Agreement, dated December 23, 2005, by and among Overhill Farms, Inc., Levine Leichtman Capital Partners II, L.P. and James Rudis
               (2)

     10.4 Form of Stock Purchase Agreement dated as of December 22, 2005 by and among Levine Leichtman Capital Partners II, L.P., Overhill Farms, Inc., and the following Purchasers: William Blair Small Cap Growth Fund (1,684,600 shares); Mac & Co. (85,200 shares); Booth & Co. FFC Rush University Medical Center Pension and Retirement (47,000 shares); Booth & Co. FFC Rush University Medical Center Endowment Account (39,100 shares); Booth & Co. FFC Hartmarx Retirement Income Trust (29,600 shares); Calhoun & Co. FFC City of Dearborn Policemen and Firemen Revised Retirement Systems (23,000 shares); Calhoun & Co. FFC City of Dearborn General Employees Retirement System (14,500 shares); LB I Group Inc. (1,460,000 shares); Trustman c/o STI Classic Small Cap Growth Fund (1,155,000 shares); Enable Growth Partners, L.P. (308,000 shares); Enable Opportunity Partners, L.P. (77,000 shares); Lake Street Fund, L.P. (348,661 shares); Whitebox Intermarket Partners L.P. (300,000 shares); Finwell & Co. FBO WTC
               - CTF Micro-Cap Equity Portfolio (120,000 shares); and Finwell & Co. FBO WTC - CIF Micro-Cap Equity Portfolio (80,000 shares) (2)

     31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

     32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

 -----------

     (1) Filed by registrant on December 23, 2005 as an exhibit to registrant's Form 8-K for December 22, 2005 and incorporated herein by reference.

     (2) Filed by Levine Leichtman Capital Partners II, L.P. on December 23, 2005 as an exhibit to Amendment No. 11 to Schedule 13D and incorporated herein by reference.

     (3)       Filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   OVERHILL FARMS, INC.
                                                   (REGISTRANT)


Date:    January 31, 2006                 By: /s/  James Rudis
                                              ---------------------------------
                                                   James Rudis
                                                   Chairman, President and
                                                   Chief Executive Officer



Date:    January 31, 2006                 By: /s/  John L. Steinbrun
                                              ---------------------------------
                                                   John L. Steinbrun
                                                   Senior Vice President and
                                                   Chief Financial Officer and
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