Form 10-Q/A
period 2006-01-01
OVERHILL FARMS INC
filed 2006-04-11
CIK 1101020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                    FORM 10-Q

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
 Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

As of April 11, 2006 there were 15,260,271 shares of the issuer's common stock, $.01 par value, outstanding.

                                EXPLANATORY NOTE

         Overhill Farms, Inc. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2006, which report was originally filed on January 31, 2006 (the "Original Filing"), to add additional disclosure regarding its anticipated debt refinancing. Changes have been made to the "Liquidity and Capital Resources" section of "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The additional disclosure regarding the Company's anticipated debt refinancing has no effect on the Company's financial position, balance sheet, statement of operations or statement of cash flows or its conclusion that its disclosure controls and procedures were effective as of January 1, 2006. All information in this amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing. Forward-looking statements made reflect our expectations as of the date of our Original Filing and have not been adjusted to reflect subsequent information.

                              OVERHILL FARMS, INC.
                               AMENDMENT NO. 1 TO
                                    FORM 10-Q
                          QUARTER ENDED JANUARY 1, 2006

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION
------------------------------

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 2

PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits                                                            9

SIGNATURES                                                                  10

EXHIBITS FILED WITH THIS AMENDMENT NO. 1 TO FORM 10-Q                       11

                         PART I - FINANCIAL INFORMATION

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

         GROSS PROFIT. Gross profit decreased $21,000 (0.5%) to $4,393,000 for the first quarter of fiscal year 2006 as compared to $4,414,000 for the first quarter of fiscal year 2005. Gross profit as a percentage of net revenues increased to 11.1% for the first quarter of fiscal year 2006 from 11.0% for the first quarter of fiscal year 2005. We expect margin percentage to remain consistent with current sales volumes, with gross margins expected to increase with increased sales volume. The first quarter of fiscal year 2006 included normal costs associated with the start-up of the new business mentioned above.

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

LIQUIDITY AND CAPITAL RESOURCES

     Given that our business focus is on the development and manufacture of frozen food products, we believe that the items on the face of our financial statements that are most relevant to assessing our liquidity are our cash and cash equivalents and cash generated from our operating activities. Our cash and cash equivalents increased $654,000 to $3,309,000 at January 1, 2006 from $2,655,000 at October 2, 2005. Our principal source of liquidity is cash generated from our operating activities. During the first quarter of fiscal year 2006, our operating activities provided cash of $1,513,000 as compared to cash provided of $717,000 during the first quarter of fiscal year 2005. Cash generated from operations before working capital changes was $1,341,000. Cash generated from changes in working capital was $172,000, resulting from a $2,035,000 increase in accounts payable to finance increases of $1,051,000 in inventories and $735,000 in accounts receivable due to increased sales to foodservice and retail customers. Accrued liabilities decreased $77,000.

         As of January 1, 2006, we had negative working capital of $26,322,000 due to the reclassification of our secured senior subordinated note and Term A note, with maturity dates of October 31, 2006, as current liabilities. Other than this change in classification, we believe there were no material changes in our financial condition during the quarter ended January 1, 2006. We do not believe this change in classification is reasonably likely to result in a material decrease in our liquidity or working capital because, as discussed below, we anticipate refinancing all of this debt in advance of maturity.

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

     During the first quarter of fiscal year 2006, our financing activities resulted in a use of cash of $488,000 as compared to a use of cash of $871,000 during the first quarter of fiscal year 2005. The use of cash in both fiscal periods resulted from principal payments on our debt, net of proceeds from the exercise of options and related tax benefits in the first quarter of fiscal year 2006. We believe it is not reasonably likely that the impending maturity of our debt will result in a material change in our capital resources and their relative cost as we believe that we will be able to refinance our debt in advance of maturity at improved interest rates.

     As of January 1, 2006, our indebtedness to significant lenders consisted substantially of debt evidenced by a secured senior subordinated note payable to Levine Leichtman Capital Partners II, L.P. ("LLCP") with a principal balance of $28.9 million and a senior Term A note payable to Pleasant Street Investors, LLC ("PSI"), an affiliate of LLCP, with a principal balance of $15.9 million. Both notes have a maturity date of October 31, 2006. The senior subordinated note has a base rate of interest of 13.5%, subject to increase upon the occurrence of an interest rate event, as defined, or event of default. The interest rate on the Term A Loan, as amended, is the greater of 5.5% or the prime rate in effect from time to time plus 1.5% and is subject to increase upon the occurrence of any interest rate event, as defined, or event of default as provided in the note that evidences the loan.

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

         We believe that we will be able to refinance the existing debt in advance of maturity by replacing it with a comparable amount of new debt in the form of revolving and term loans at more favorable interest rates. Our improved earnings and cash flow and our $5.7 million reduction of debt principal in fiscal year 2005 have resulted in strong interest from several potential lenders with whom we have engaged in discussions. We have signed a term letter with a potential lender. While the term letter is not a binding refinancing agreement, the potential lender is conducting due diligence to proceed with the refinancing and provide us with a $47,500,000 senior secured credit facility with a five-year maturity structured as a $7,500,000 non-amortizing revolving credit facility and two term loans in the principal amounts of $25,000,000 and $15,000,000, respectively, to be amortized quarterly. It is proposed that the facility would bear interest, adjustable quarterly, at the London Interbank Offered Rate ("LIBOR") for LIBOR loans or, at our option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate or and the federal funds effective rate plus 0.5%, plus an applicable margin, as follows:


                                           Applicable
                                           Margin for
                        Total Debt to    Alternate Base                     Applicable Margin for
                        EBITDA Ratio        Rate Loans                            LIBOR Loans
                          for Last      ------------------    -------------------------------------------------
                           Twelve                                                 Tranche A          Tranche B
                           Months          Revolving Loan     Revolving Loan      Term Loan          Term Loan
                           ------          --------------     --------------      ---------          ---------
Greater than              3.00:1.00           2.50%              3.50%              3.75%              6.25%

Greater than or
equal to but less         2.00:1.00
than or equal to          3.00:1.00           2.25%              3.25%              3.50%              6.00%

Less than                 2.00:1.00           2.00%              3.00%              3.25%              5.75%
--------------------------------------------------------------------------------------------------------------

         The credit facility proposed in the term letter would contain customary covenants to be agreed upon, whereby we would be required to maintain minimum levels of EBITDA and fixed charge coverage, maximum leverage and would be subject to a limitation on annual capital expenditures, incremental indebtedness and other covenants determined appropriate during the lender's due diligence. The term loan portion of the proposed credit facility would provide for an excess cash flow sweep payable at 50% of annual excess cash flow, defined as EBITDA less cash interest expense, cash taxes, capital expenditures, changes in working capital and debt repayments, which would be applied to reduce the balance of the Tranche A Term Loan. We do not anticipate providing the proposed lender with any potential equity features such as warrants, options or conversion features. We believe that if we do not proceed with a refinancing with the lender with whom we have signed the term letter, we will be able to refinance our debt in an amount comparable to our maturing debt in the form of revolving and/or term loans, at interest rates and on terms similar to those proposed in the term letter, with one or more of the other potential lenders who have expressed interest in doing so.

     Given that we anticipate that will be able to refinance our debt in advance of maturity, we believe the funds available from the anticipated refinancing, in addition to our cash and cash equivalents and our cash generated from operating activities, will enable us to meet our capital requirements for at least the next twelve months and provide us with sufficient funds to operate such that the negative net working capital at January 1, 2006 will not precipitate a need to liquidate our assets in order to satisfy our debt maturities. However, because we are subject to numerous risks and uncertainties, including those discussed or referenced under the above heading "Forward-Looking Statements," we cannot be absolutely certain we will be able to generate sufficient funds from operations or that we will successfully refinance our debt timely or on favorable terms. If we are unable to do so, our financial condition, results of operations and cash flows could be adversely affected. For example, we could become subject to default rates of interest that could be significantly higher than our non-default rates of interest with our existing lenders, we could be subject to more stringent financial or other restrictive covenants that could restrict our flexibility or require us to delay, scale back or eliminate portions of our operations or product development and marketing efforts, we could be forced to seek equity-based financing if debt financing is not attainable, and we could be subject to foreclosure on substantially all of our assets.

     Following is a summary of our contractual obligations at January 1, 2006:


                                                 PAYMENTS DUE BY PERIOD


                                                  REMAINDER
 CONTRACTUAL                                      OF FISCAL                                        MORE THAN
 OBLIGATIONS                       TOTAL          YEAR 2006        2-3 YEARS       4-5 YEARS        5 YEARS
                                   -----          ---------        ---------       ---------        -------

 Debt maturities              $ 45,402,828        $  644,828      $44,758,000     $        --      $        --

 Contractual
    obligations                 14,154,262         2,012,171        3,845,941       3,091,443
                                                                                                     5,204,707

 Open purchase orders           35,075,036        27,519,436        7,555,600               --              --
                            --------------      ------------     ------------     ------------     -----------

 Total contractual
    obligations               $ 94,632,126      $ 30,176,435     $ 56,159,541     $  3,091,443     $ 5,204,707
                            ==============      ============     ============     ============     ===========


         The increase in the value of outstanding purchase orders from $8,127,476 at October 2, 2005 to $35,075,036 at January 1, 2006 is largely due to the fact that the majority of our chicken contracts were signed late in calendar year 2005 for purchases during calendar year 2006.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS

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

-----------

     (1) Filed by us on December 23, 2005 as an exhibit to our Form 8-K for December 22, 2005 and incorporated herein by reference.

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


                                          OVERHILL FARMS, INC.
                                          (REGISTRANT)


Date:    April 11, 2006                 By: /s/  James Rudis
                                              ---------------------------------
                                                   James Rudis
                                                   Chairman, President and
                                                   Chief Executive Officer



Date:    April 11, 2006                 By: /s/  John L. Steinbrun
                                              ---------------------------------
                                                   John L. Steinbrun
                                                   Senior Vice President and
                                                   Chief Financial Officer and
                                                   Chief Operating Officer

              EXHIBITS FILED WITH THIS AMENDMENT NO. 1 TO FORM 10-Q


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