Form 10-Q
period 2006-04-02
OVERHILL FARMS INC
filed 2006-05-02
CIK 1101020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
     (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2006

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ________ to ________

                         Commission file number 1-16699

                              OVERHILL FARMS, INC.
             (Exact name of registrant as specified in its charter)


                 NEVADA                                 75-2590292
            ------------------                     ------------------
     (State or other jurisdiction of                  (IRS Employer
      incorporation or organization)              Identification Number)

         2727 EAST VERNON AVENUE
            VERNON, CALIFORNIA                            90058
            ------------------                     ------------------
          (Address of principal                         (Zip code)
            executive offices)


                                 (323) 582-9977
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer Yes [ ] No [X] Accelerated Filer Yes [ ] No [X] Non-Accelerated Filer Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 2, 2006, there were 15,260,271 shares of the issuer's common stock, $.01 par value, outstanding.


                                                        OVERHILL FARMS, INC.
                                                              FORM 10-Q
                                                     QUARTER ENDED APRIL 2, 2006
------------------------------------------------------------------------------------------------------------------------------------
                                                          TABLE OF CONTENTS

PART I-  FINANCIAL INFORMATION                                                                                           Page No.
------------------------------                                                                                           --------

Item 1.  Financial Statements

         Condensed Balance Sheets as of April 2, 2006 (unaudited) and October 2, 2005                                        3

         Condensed Statements of Operations for the Three Months Ended April 2, 2006 and April 3, 2005 (unaudited)           5

         Condensed Statements of Operations for the Six Months Ended April 2, 2006 and April 3, 2005 (unaudited)             6

         Condensed Statements of Cash Flows for the Six Months Ended April 2, 2006 and April 3, 2005 (unaudited)             7

         Notes to Condensed Financial Statements (unaudited)                                                                10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                              15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                                         22

Item 4.  Controls and Procedures                                                                                            22

PART II- OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                                                                  23

Item 1A. Risk Factors                                                                                                       23

Item 6.  Exhibits                                                                                                           23

SIGNATURES                                                                                                                  24

EXHIBITS FILED WITH THIS FORM 10-Q                                                                                          25


ITEM 1.   FINANCIAL STATEMENTS

                              OVERHILL FARMS, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS



                                                                              April 2,      October 2,
                                                                               2006            2005
                                                                           ------------    ------------
                                                                            (Unaudited)
Current assets:
   Cash                                                                    $  2,213,194    $  2,654,563
   Accounts receivable, net of allowance for doubtful accounts of
     $183,000 and $196,000 in 2006 and 2005, respectively                    16,482,722      12,634,648
   Inventories                                                                9,208,830       9,433,578
   Prepaid expenses and other                                                 2,199,887       1,681,632
   Deferred income taxes                                                        995,659         995,659
                                                                           ------------    ------------
           Total current assets                                              31,100,292      27,400,080
                                                                           ------------    ------------
Property and equipment, at cost:
   Fixtures and equipment                                                    13,317,431      12,625,530
   Leasehold improvements                                                     9,629,004       9,652,741
   Automotive equipment                                                          50,854          50,854
                                                                           ------------    ------------
                                                                             22,997,289      22,329,125
   Less accumulated depreciation and amortization                           (10,725,858)     (9,890,025)
                                                                           ------------    ------------
                                                                             12,271,431      12,439,100
                                                                           ------------    ------------
Other assets:
   Excess of cost over value of net assets acquired                          12,188,435      12,188,435
   Deferred financing costs, net of accumulated amortization of $531,000
     and $421,000 in 2006 and 2005, respectively                                382,615         492,219
   Deferred income taxes                                                      1,028,427       1,954,117
   Other                                                                      1,559,181       1,747,477
                                                                           ------------    ------------
                                                                             15,158,658      16,382,248
                                                                           ------------    ------------

Total assets                                                               $ 58,530,381    $ 56,221,428
                                                                           ============    ============



                   The accompanying notes are an integral part
                    of these condensed financial statements.


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                     April 2,       October 2,
                                                                                       2006            2005
                                                                                   ------------    ------------
                                                                                   (Unaudited)
Current liabilities:
   Accounts payable                                                                $  7,916,522    $  6,447,543
   Accrued liabilities                                                                2,932,884       2,993,365
   Current maturities of long-term debt                                              44,282,541         344,828
                                                                                   ------------    ------------
           Total current liabilities                                                 55,131,947       9,785,736

Long-term debt, less current maturities                                                      --      45,058,000
                                                                                   ------------    ------------
           Total liabilities                                                         55,131,947      54,843,736
                                                                                   ------------    ------------


Commitments and contingencies                                                                --              --


Shareholders' equity:
   Preferred stock, $0.01 par value, authorized 50,000,000 shares, 4.43 designated as Series A convertible preferred stock (2006) and 28 designated as Series A convertible preferred stock (2005), issued and outstanding 0 shares (2006) and 23.57 shares (2005)
     (liquidation preference of $750,000)                                                    --              --
   Common stock, $0.01 par value, authorized 100,000,000 shares,
     issued and outstanding 15,260,271 shares (2006) and 14,916,197                     152,603         149,162
     shares (2005)
   Additional paid-in capital                                                         9,859,364       9,735,098
   Warrants to purchase common stock                                                         --             400
   Accumulated deficit                                                               (6,613,533)     (8,506,968)
                                                                                   ------------    ------------
           Total shareholders' equity                                                 3,398,434       1,377,692
                                                                                   ------------    ------------

Total liabilities and shareholders' equity                                         $ 58,530,381    $ 56,221,428
                                                                                   ============    ============



                   The accompanying notes are an integral part
                    of these condensed financial statements.

                              OVERHILL FARMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  For the Three Months Ended
                                                 ----------------------------
                                                   April 2,        April 3,
                                                     2006            2005
                                                 ------------    ------------
Net revenues                                     $ 43,693,519    $ 43,338,648
Cost of sales                                      38,490,694      37,742,645
                                                 ------------    ------------
Gross profit                                        5,202,825       5,596,003

Selling, general and administrative expenses        1,742,206       2,014,349
                                                 ------------    ------------

Operating income                                    3,460,619       3,581,654

Other expenses:
  Interest expense                                 (1,377,088)     (1,579,093)
  Amortization of deferred financing costs            (54,802)        (54,802)
  Other                                                19,860        (106,300)
                                                 ------------    ------------

Total other expenses                               (1,412,030)     (1,740,195)
                                                 ------------    ------------

Income before income taxes                          2,048,589       1,841,459

Income tax expense                                    835,825         779,894
                                                 ------------    ------------

Net income                                       $  1,212,764    $  1,061,565
                                                 ============    ============

Net income per share:

  Basic                                          $       0.08    $       0.07
                                                 ============    ============

  Diluted                                        $       0.08    $       0.07
                                                 ============    ============

Shares used in computing net income per share:

  Basic                                            15,260,271      14,805,556
  Diluted                                          15,874,068      15,432,348


                   The accompanying notes are an integral part
                    of these condensed financial statements.

                              OVERHILL FARMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   For the Six Months Ended
                                                 ----------------------------
                                                    April 2,        April 3,
                                                      2006           2005
                                                 ------------    ------------

Net revenues                                     $ 83,282,326    $ 83,557,483
Cost of sales                                      73,686,102      73,547,072
                                                 ------------    ------------
Gross profit                                        9,596,224      10,010,411

Selling, general and administrative expenses        3,591,423       3,798,410
                                                 ------------    ------------

Operating income                                    6,004,801       6,212,001

Other expenses:
  Interest expense                                 (2,842,517)     (3,091,015)
  Amortization of deferred financing costs           (109,604)       (112,875)
  Other                                                21,502        (199,684)
                                                 ------------    ------------

Total other expenses                               (2,930,619)     (3,403,574)
                                                 ------------    ------------

Income before income taxes                          3,074,182       2,808,427

Income tax expense                                  1,254,266       1,145,838
                                                 ------------    ------------

Net income                                       $  1,819,916    $  1,662,589
                                                 ============    ============

Net income per share:

  Basic                                          $       0.12    $       0.11
                                                 ============    ============

  Diluted                                        $       0.11    $       0.11
                                                 ============    ============

Shares used in computing net income per share:

  Basic                                            15,129,735      14,805,556
  Diluted                                          15,906,200      15,317,218


                   The accompanying notes are an integral part
                    of these condensed financial statements.

                              OVERHILL FARMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  For the Six Months Ended
                                                                 --------------------------
                                                                    April 2,      April 3,
                                                                     2006           2005
                                                                 -----------    -----------
Operating Activities:
   Net income                                                    $ 1,819,916    $ 1,662,589
   Adjustments to reconcile net income to net cash provided
    by operating activities:
     Depreciation and amortization                                   964,725        884,766
     Loss on asset disposals                                              --        187,605
     Provision for doubtful accounts                                  12,741         38,206
     Deferred tax benefit                                            925,690      1,145,838
     Noncash interest expense                                             --        122,952
     Changes in:
       Accounts receivable                                        (3,860,815)    (2,071,873)
       Inventories                                                   224,748      1,603,802
       Prepaid expenses and other                                   (329,959)       260,393
       Accounts payable                                            1,468,979       (405,735)
       Accrued liabilities                                           (79,769)        55,550
                                                                 -----------    -----------

Net cash provided by operating activities                          1,146,256      3,484,093
                                                                 -----------    -----------

Investing Activities:
   Additions to property and equipment                              (668,164)      (574,846)
   Sale of TreeCon Resources, Inc. shares                             73,519             --
                                                                 -----------    -----------

Net cash used in investing activities                               (594,645)      (574,846)
                                                                 -----------    -----------




                   The accompanying notes are an integral part
                    of these condensed financial statements.

                              OVERHILL FARMS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                   For the Six Months Ended
                                                  ---------------------------
                                                    April 2,        April 3,
                                                      2006            2005
                                                  -----------    ------------

Financing Activities:
   Principal payments on long-term debt           $(1,120,287)   $(2,468,527)
   Exercise of stock options                           11,590             --
   Tax deduction from stock option exercise           115,717             --
   Deferred financing costs                                --         (4,402)
                                                  -----------    -----------

Net cash used in financing activities                (992,980)    (2,472,929)

                                                  -----------    -----------

Net (decrease) increase in cash                      (441,369)       436,318
Cash at beginning of period                         2,654,563      1,609,417
                                                  -----------    -----------

Cash at end of period                             $ 2,213,194    $ 2,045,735
                                                  ===========    ===========

Supplemental Schedule of Cash Flow Information:
   Cash paid during the period for:
     Interest                                     $ 2,842,581    $ 3,533,429
     Income taxes                                 $   266,000    $        --


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

                              OVERHILL FARMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  APRIL 2, 2006
                                   (UNAUDITED)


1.   NATURE OF BUSINESS AND ORGANIZATIONAL MATTERS

     Overhill Farms, Inc. (the Company or Overhill Farms) is a value-added manufacturer of quality frozen food products including entrees, plated meals, meal components, soups, sauces, and poultry, meat and fish specialties.

2.   BASIS OF PRESENTATION

     Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 2, 2006 are not necessarily indicative of the results that may be expected for the year ending October 1, 2006 or for any other period.

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

     Refer to Note 7 for a discussion on the Company's adoption of Statement No. 123 (revised 2004) ("SFAS No. 123R"), Share-Based Payment issued by FASB in December 2004 to measure the cost of all employee stock-based compensation awards.

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

4.   INVENTORIES

     Inventories are summarized as follows:

                                        April 2,    October 2,
                                          2006         2005
                                       ----------   ----------
              Raw ingredients          $3,540,858   $3,125,427
              Finished product          4,370,018    5,262,877
              Packaging                 1,297,954    1,045,274
                                       ----------   ----------
                                       $9,208,830   $9,433,578
                                       ===========  ==========

     During the quarter ended April 3, 2005, the Company revised its method to apply reserve estimation percentages to aging categories. The effect of this change in estimate resulted in lowered net income of approximately $370,000 and $0.02 per diluted share for the year ended October 2, 2005.

5.   DEBT

     As of April 2, 2006, the Company's indebtedness to significant lenders consisted substantially of debt evidenced by a secured senior subordinated note payable to Levine Leichtman Capital Partners II, L.P. ("LLCP") with a principal balance of $28.9 million and a senior Term A note payable to Pleasant Street Investors, LLC ("PSI"), with a principal balance of $15.4 million. The notes, with a maturity date of October 31, 2006, are expected to be refinanced on or about May 17, 2006 and are classified as current liabilities in the accompanying balance sheet as of April 2, 2006. The senior subordinated note has a base rate of interest of 13.5%, subject to increase upon the occurrence of an interest rate event, as defined, or event of default. The interest rate on the Term A Loan, as amended, is the greater of 5.5% or the prime rate in effect from time to time plus 1.5% and is subject to increase upon the occurrence of any interest rate event, as defined, or event of default as provided in the note that evidences the loan. The Company had a senior Term B Loan payable to PSI in the principal amount of $5.0 million with an interest of LIBOR plus 7.5%, which was paid off as of June 30, 2005, in advance of its January 31, 2006 maturity date.

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

     On April 17, 2006, the Company executed a senior secured credit agreement with Guggenheim Corporate Funding, LLC ("GCF"). The credit agreement contemplates that GCF will act as collateral agent, administrative agent, arranger and syndication agent in connection with loans to be made by various lenders, including affiliates of GCF. The Company's existing financing arrangements with LLCP and PSI require the Company to give LLCP and PSI 30 days' notice prior to terminating those arrangements. The Company gave notice of termination to LLCP and PSI on April 17, 2006. Accordingly, initial funding under the new credit agreement is to be made at the closing of the new credit agreement, which is anticipated to occur on or about May 17, 2006. Proceeds from the facility are to be used, initially, to refinance the Company's existing debt and pay fees and expenses of the refinancing and, subsequently, for working capital and general corporate purposes.

     In connection with the termination of the LLCP and PSI arrangements, the Company expects to record a pre-tax debt extinguishment charge of approximately $80,000 related to the unamortized portion of deferred financing costs in the third quarter of fiscal year 2006.

     The facility with GCF is a $47.5 million senior secured credit facility with a five-year maturity and is to be secured by a first priority lien on substantially all of the Company's assets. The facility is structured as a $7.5 million non-amortizing revolving loan, a $25.0 million amortizing Tranche A Term Loan and a $15.0 million non-amortizing Tranche B Term Loan. The facility will bear interest, adjustable quarterly, at LIBOR plus the Applicable Margin for LIBOR loans or, at the Company's option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus an applicable margin, as follows:


                                           Applicable
                                           Margin for
                         Total Debt to   Alternate Base                     Applicable Margin for
                         EBITDA Ratio      Rate Loans                            LIBOR Loans
                           for Last     ------------------ --------------------------------------------------------
                            Twelve                                                Tranche A          Tranche B
                            Months       Revolving Loan      Revolving Loan       Term Loan          Term Loan
---------------------- ---------------- ------------------ ------------------ ------------------ ------------------
Greater than              3.00:1.00           2.50%              3.50%              3.75%              6.25%

Greater than or
equal to but less         2.00:1.00
than or equal to          3.00:1.00           2.25%              3.25%              3.50%              6.00%

Less than                 2.00:1.00           2.00%              3.00%              3.25%              5.75%
-------------------------------------------------------------------------------------------------------------------


     The Company expects debt issuance costs in connection with the GCF facility to total approximately $1,500,000.

     The facility contains covenants whereby, among other things, the Company will be required to maintain minimum levels of EBITDA, interest coverage, and fixed charge coverage, to not exceed maximum leverage, and to limit annual capital expenditures and incremental indebtedness.

     The Company believes that it is probable that it will be in compliance with all revised financial and other covenant requirements of the financial agreements with LLCP and PSI until the pay-off of those arrangements on or about May 17, 2006 and with the financial and other covenant requirements of the agreement with GCF for the foreseeable future. In the future, the Company's failure to achieve certain revenue, expense and profitability levels could result in a violation of the financial covenants under its financing arrangements and could result in interest rate increases and acceleration of maturity of the loans, which could adversely affect its financial condition, results of operations or cash flows.

     As indicated above, the Company informed LLCP and PSI that it will terminate its financing agreements with them on or about May 17, 2006. If the credit facility with GCF does not fund by that date, the Company will not be able to refinance these notes on the termination date and could become subject to default rates of interest that could be significantly higher than its non-default rates of interest, the Company could become subject to more stringent financial or other restrictive covenants that could restrict its flexibility or require it to delay, scale back or eliminate portions of its operations or product development and marketing efforts, it could be forced to seek equity-based financing if debt financing is not attainable, and it could be subject to foreclosure on substantially all of its assets.

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

6.   PER SHARE DATA

     The following table sets forth the calculation of income (loss) per share ("EPS") for the periods presented:

                                                   Three Months Ended
                                                -----------------------
                                                  April 2,     April 3,
                                                   2006         2005
                                                -----------------------
Basic EPS Computation:
Numerator:
  Net income                                    $ 1,212,764   $ 1,061,565
Denominator:
  Weighted average common shares outstanding     15,260,271    14,805,556
                                                -----------   -----------
          Total shares                           15,260,271    14,805,556
                                                ===========   ===========
           Basic EPS                            $      0.08   $      0.07
                                                ===========   ===========
Diluted EPS Computation:
Numerator:
  Net income                                    $ 1,212,764   $ 1,061,565
Denominator:
  Weighted average common shares outstanding     15,260,271    14,805,556
   Incremental shares from assumed conversion
     of preferred stock and exercise of stock
     option and warrants                            613,797       626,792
                                                -----------   -----------
          Total shares                           15,874,068    15,432,348
                                                ===========   ===========
          Diluted EPS                           $      0.08   $      0.07
                                                ===========   ===========

     For the three months ended April 3, 2005, 97,736 shares attributable to outstanding out-of-the-money stock options were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

                                                     Six Months Ended
                                                -------------------------
                                                   April 2,     April 3,
                                                    2006          2005
                                                -----------   -----------
Basic EPS Computation:
Numerator:
  Net income                                    $ 1,819,916   $ 1,662,589
Denominator:
  Weighted average common shares outstanding     15,129,735    14,805,556
                                                -----------   -----------
          Total shares                           15,129,735    14,805,556
                                                ===========   ===========
           Basic EPS                            $      0.12   $      0.11
                                                ===========   ===========
Diluted EPS Computation:
Numerator:
  Net income                                    $ 1,819,916   $ 1,662,589

Denominator:
  Weighted average common shares outstanding     15,129,735    14,805,556
   Incremental shares from assumed conversion
     of preferred stock and exercise of stock
     option and warrants                            776,465       511,662
                                                -----------   -----------
          Total shares                           15,906,200    15,317,218
                                                ===========   ===========
          Diluted EPS                           $      0.11   $      0.11
                                                ===========   ===========

     For the three months ended April 3, 2005, 569,736 shares attributable to outstanding out-of-the-money stock options were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

7.   STOCK OPTIONS

     In December 2004, the FASB issued SFAS No. 123R, which requires the Company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Accordingly, the adoption of SFAS No. 123R will have an impact on the Company's results of operations, although it will have no impact on its overall financial position. The Company adopted SFAS No. 123R in the fiscal quarter ended January 1, 2006. There was no immediate impact from the adoption since no unvested stock options existed during the three and six months ended April 2, 2006. All of the Company's options were fully vested at the date of adoption of this policy. Accordingly, no stock compensation expense related to the adoption of this standard was recorded.

     For purposes of pro forma disclosures, the estimated fair value of options, based on the Black-Scholes-Merton option pricing model, is amortized to expense over the options' vesting periods. The following is the pro forma information related to the three and six months ended April 3, 2005, prepared as if the fair value method under SFAS No. 123, as amended by SFAS No. 148, had been adopted for those periods:

(in thousands, except per share amounts)


                                                      Three Months Ended                  Six Months Ended
                                               ---------------------------------- ----------------------------------
                                                 April 2, 2006   April 3, 2005      April 2, 2006    April 3, 2005
                                                 -------------   -------------      -------------    -------------
                                                                  (Pro Forma)                         (Pro Forma)


   Net income (loss), as reported                  $   1,213       $   1,062          $   1,820        $   1,663

   Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based methods for all awards,
     net of related tax effects                    $       -       $     280          $       -        $     280

   Pro forma net income (loss)                     $   1,213       $     782          $   1,820        $   1,383

   Net income (loss) per share
     Basic, as reported                            $    0.08       $    0.07          $    0.12        $    0.11
     Basic, pro forma                              $    0.08       $    0.05          $    0.12        $    0.09

     Diluted, as reported                          $    0.08       $    0.07          $    0.11        $    0.11
     Diluted, pro forma                            $    0.08       $    0.05          $    0.11        $    0.09



8.   INCOME TAXES

     The effective tax rates for the first six months of each of fiscal years 2006 and 2005 were based upon the estimated annual effective tax rate of approximately 40.8%, which approximated the statutory rate.

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

     A significant portion of the Company's total net revenues during the first six months of 2006 and 2005 was derived from two customers. Panda Restaurant Group, Inc. and Jenny Craig, Inc. accounted for approximately 35% and 24%, respectively, of the Company's revenues for the six months ended April 2, 2006 and approximately 37% and 29%, respectively, of the Company's total accounts receivable balance at April 2, 2006. Panda Restaurant Group, Inc. and Jenny Craig, Inc. accounted for approximately 29% and 17% respectively, of the Company's revenues for the six months ended April 3, 2005 and approximately 39% and 25%, respectively, of the Company's total accounts receivable balance at October 2, 2005. The Company continues to expand its retail and foodservice customer base with the goal of reducing its reliance on a small concentration of accounts.

     LIQUIDATED DAMAGES

     On December 23, 2005, LLCP resold to 15 institutional investors in a private transaction all of the 5,771,661 shares of the Company's common stock that LLCP owned of record as of that date ("Transferred Shares"). To facilitate LLCP's sale of the Transferred Shares, the Company made various representations and warranties as a party to a stock purchase agreement with LLCP and the investors. In addition, the Company entered into a registration rights agreement with the investors that required the Company to register for resale the Transferred Shares and to maintain the effectiveness of the registration statement for a maximum of 24 months following the closing date. The registration statement was declared effective by the Securities and Exchange Commission ("Commission") on April 13, 2006. If the Company is unable to meet its obligations under the registration rights agreement to maintain the effectiveness of the registration statement, the Company will be required to pay to each investor liquidated damages equal to 1% of the amount paid by the investor for the Transferred Shares still owned by the investor on the date of the default and 1% of the amount paid by the investor for the Transferred Shares still owned by the investor on each monthly anniversary of the date of the default that occurs prior to the cure of the default.

10.  RELATED PARTY TRANSACTION

     In connection with the spin-off from the Company's former parent, Overhill Corporation (now TreeCon Resources, Inc.), the Company received from Overhill Corporation a non-recourse promissory note in the principal amount of $207,375 made on September 25, 2001 by Mr. Rudis, the Company's President, Chief Executive Officer and Chairman of the Board. This note became due and payable on September 24, 2003 and was collateralized solely by 276,500 shares of common stock of TreeCon Resources, Inc. Based on the Company's assessment of the collectibility of this note, including the value of the subject collateral, the Company assigned no value to the note upon its receipt. During the quarter ended April 2, 2006, Mr. Rudis tendered the 276,500 shares of TreeCon Resources, Inc. common stock that had served as collateral for the note receivable.

     As of April 2, 2006, the Company had sold 132,900 of the Treecon Resources, Inc. shares for net proceeds of $74,000. Since no value had been assigned to the note when the Company received it, the proceeds of the sale were recorded as an increase in shareholders' equity.

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

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning our operations and financial performance and condition. For this purpose, statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "continue," "efforts," "expects," "anticipates," "intends," "plans," "believes," "estimates," "projects," "forecasts," "strategy," "will," "goal," "target," "prospects," optimistic," "confident" or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future company actions, which may be provided by management, are also forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others:

     o  the impact of competitive products and pricing;

     o market conditions that may affect the cost of raw material as well as the market for our products;

     o changes in our business environment, including actions of competitors and changes in customer preferences, as well as disruptions to our customers' businesses;

     o public health concerns such as avian influenza or mad cow disease that could impact consumer demand for our products;

     o natural disasters that can impact, among other things, costs of fuel and raw materials;

     o the occurrence of acts of terrorism, such as the events of September 11, 2001, or acts of war;

     o  changes in governmental laws and regulations, including income taxes;
        and

     o other factors as may be discussed in this report and other reports we file with the Commission, including those described in Item 1A of Part I of our annual report on Form 10-K for the fiscal year ended October 2, 2005 and Item 1A of Part II of our quarterly report on Form 10-Q for the fiscal quarter ended January 1, 2006 and of this report.

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

CRITICAL ACCOUNTING POLICIES

     Management's discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. See Note 2 to the financial statements contained in our 2005 annual report on Form 10-K for the year ended October 2, 2005 for a summary of our significant accounting policies. Management believes the following critical accounting policies are related to the significant estimates and assumptions used in the preparation of our financial statements.

     CONCENTRATIONS OF CREDIT RISK. Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral from our customers. A bankruptcy or other significant financial deterioration of any customers could impact their future ability to satisfy their receivables with us. Our allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions. For the six months ended April 2, 2006 and April 3, 2005, our write-offs, net of recoveries, to the allowance for doubtful accounts were approximately $2,000 and $16,000 respectively.

     A significant portion of our total net revenues during the first six months of 2006 and 2005 was derived from two customers. Panda Restaurant Group, Inc. and Jenny Craig, Inc. accounted for approximately 35% and 24%, respectively, of our revenues for the six months ended April 2, 2006 and approximately 37% and 29%, respectively, of our total accounts receivable balance at April 2, 2006. Panda Restaurant Group, Inc. and Jenny Craig, Inc. accounted for approximately 29% and 17% respectively, of our revenues for the six months ended April 3, 2005 and approximately 39% and 25%, respectively, of our total accounts receivable balance at October 2, 2005. We continue to expand our retail and foodservice customer base with the goal of reducing our reliance on a small concentration of accounts.

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

     EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED. We evaluate the excess of cost over fair value of net assets acquired (goodwill) at least annually for impairment in accordance with SFAS No. 142. We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data. No impairment of goodwill was recorded during fiscal year 2005 or the six months ended April 2, 2006. At April 2, 2006, we had goodwill of $12.2 million. A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

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

RESULTS OF OPERATIONS

QUARTER ENDED APRIL 2, 2006 COMPARED TO QUARTER ENDED APRIL 3, 2005

     While we operate as a single business unit, manufacturing various products on common production lines, revenues from similar customers are grouped into the following natural categories: retail, foodservice and airlines.

     The quarters ended April 2, 2006 and April 3, 2005 were both 13-week periods.

     NET REVENUES. Net revenues for the second quarter of fiscal year 2006 increased $355,000 (0.8%) to $43,694,000 from $43,339,000 for the second quarter of fiscal year 2005. Foodservice net revenues increased $1,385,000 (9.2%) to $16,445,000 for the second quarter of fiscal year 2006 as compared to $15,060,000 for the second quarter of fiscal year 2005 due to strong production requirements of an existing customer, partially offset by lost revenue from the loss of a product for an existing foodservice customer. Retail net revenues increased $843,000 (3.9%) to $22,456,000 for the second quarter of fiscal year 2006 as compared to $21,613,000 for the second quarter of fiscal year 2005. The increase in retail sales was largely due to a 36% increase in sales to our second largest customer and comparable sales increases generated by a new customer and an existing large national brand customer. These sales increases have more than offset lost revenue from product lines that were active in the second quarter of fiscal year 2005 but, as previously announced, were subsequently lost. Airline net revenues decreased $1,873,000 (28.1%) to $4,793,000 for the second quarter of fiscal year 2006 as compared to $6,666,000 for the second quarter of fiscal year 2005. The decline in airline sales was attributable to American Airlines' decision in February 2005 to remove meals from the coach cabins of all of its domestic flights and was also attributable to significantly reduced sales to Delta Airlines subsequent to their bankruptcy filing.

     GROSS PROFIT. Gross profit decreased $393,000 (7.0%) to $5,203,000 for the second quarter of fiscal year 2006 as compared to $5,596,000 for the second quarter of fiscal year 2005. Gross profit as a percentage of net revenues decreased to 11.9% for the second quarter of fiscal year 2006 from 12.9% for the second quarter of fiscal year 2005. Margins decreased due to reduced higher-margin airline sales being replaced by relatively lower-margin sales to retail and food service customers and due to an increase in inventory reserves of $195,000 as a result of the discontinuance of certain products in fiscal year 2006. We expect our gross margin percentage to remain consistent at current sales volumes. Due to operating leverage, future increases in sales volume would likely increase gross margins.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses decreased $272,000 (13.5%) to $1,742,000 (4.0% of net revenues) for the second quarter of fiscal year 2006 as compared to $2,014,000 (4.6% of net revenues) for the second quarter of fiscal year 2005. The decrease in SG&A expenses resulted from decreases of $133,000 in professional and legal fees and $110,000 in payroll costs. Brokerage and royalty expenses declined $25,000 and business promotions and bad debt expense decreased $21,000 and $12,000, respectively. Insurance costs increased $18,000 during the period. Upon the completion of the refinancing with GCF, we expect to eliminate $180,000 of annual consulting fees that we have been paying to Levine Leichtman Capital Partners II, L.P. ("LLCP").

     OPERATING INCOME. Operating income decreased $121,000 (3.4%) to $3,461,000 for the second quarter of fiscal year 2006 as compared to $3,582,000 for the second quarter of fiscal year 2005 due to a $393,000 reduction in gross profit offset by the $272,000 reduction in SG&A expenses discussed above.

     OTHER EXPENSES. Other expenses decreased $328,000 (18.9%) for the second quarter of fiscal year 2006 to $1,412,000 as compared to $1,740,000 for the second quarter of fiscal year 2005. Other expenses for the second quarter of fiscal year 2005 included $114,000 of loss on disposal of fixed assets. Interest expense declined by $202,000 due to the pay-down of $4,317,000 in debt from April 3, 2005 to April 2, 2006. An additional reduction in annual interest expense of approximately $1,000,000 is anticipated during the first twelve months of our new credit agreement, which is expected to fund on or about May 17, 2006, due to more favorable interest rates. We expect to record a pre-tax debt extinguishment charge of approximately $80,000 in the third quarter of fiscal year 2006 in connection with the termination of the LLCP and Pleasant Street Investors, LLC ("PSI") financing arrangements.

     NET INCOME. Net income for the second quarters of fiscal years 2006 and 2005 was $1,213,000 ($.08 per basic and diluted share) and $1,062,000 ($.07 per basic and diluted share), respectively.

SIX MONTHS ENDED APRIL 2, 2006 COMPARED TO SIX MONTHS ENDED APRIL 3, 2005

     The six months ended April 2, 2006 and April 3, 2005 were 26-week and 27-week periods, respectively.

     NET REVENUES. Net revenues for the six months ended April 2, 2006 decreased $275,000 (0.3%) to $83,282,000 from $83,557,000 for the six months ended April
3, 2005, which benefited from an additional week of sales as compared to the current period. Foodservice net revenues increased $2,529,000 (8.4%) to $32,688,000 for the six months ended April 2, 2006 as compared to $30,159,000 for the six months ended April 3, 2005 due to strong production requirements of an existing customer, partially offset by lost revenue from the loss of a product for an existing foodservice customer. Retail net revenues increased $1,205,000 (3.2%) to $39,447,000 for the six months ended April 2, 2006 as compared to $38,242,000 for the six months ended April 3, 2005. The increase in retail net revenues was largely due to a 46% increase in sales to our second largest customer and comparable sales increases generated by a new customer and an existing large national brand customer. These sales increases have more than offset lost revenue from product lines that were active in the second quarter of fiscal year 2005 but, as previously announced, were subsequently lost. Airline net revenues decreased $4,009,000 (26.5%) to $11,147,000 for the six months ended April 2, 2006 as compared to $15,156,000 for the six months ended April 3, 2005. The decline in airline sales was attributable to American Airlines' decision in February 2005 to remove meals from the coach cabins of all of its domestic flights and also was attributable to significantly reduced sales to Delta Airlines subsequent to their bankruptcy filing.

     GROSS PROFIT. Gross profit decreased $414,000 (4.1%) to $9,596,000 for the six months ended April 2, 2006 as compared to $10,010,000 for the six months ended April 3, 2005. Gross profit as a percentage of net revenues decreased to 11.5% for the six months ended April 2, 2006 from 12.0% for the six months ended April 3, 2005. Margins decreased due to reduced higher-margin airline sales being replaced by relatively lower-margin sales to retail and food service customers. We expect our gross margin percentage to remain consistent at current sales volumes. Due to operating leverage, future increases in sales volume would likely increase gross margins. The six months ended April 2, 2006 included normal costs of the start-up of new products associated with the new customer mentioned above and increased inventory reserves of $195,000 as a result of the discontinuance of certain products.

     During the six months ended April 3, 2005, we adopted a reserve method that applies estimated reserve percentages to aging inventory categories. The impact of this change in estimate resulted in a one-time increase to cost of sales and decrease in gross profit of approximately $650,000, or a 0.8% decline in gross profit as a percentage of net revenues in the six months ended April 3, 2005. This decline was substantially offset by the benefit of an additional week of production in the six months ended April 3, 2005 versus the second quarter of fiscal year 2006.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses decreased $207,000 (5.5%) to $3,591,000 (4.3% of net revenues) for the six months ended April 2, 2006 as compared to $3,798,000 (4.5% of net revenues) for the six months ended April 3, 2005. The decrease in SG&A expenses resulted from a $114,000 decrease in brokerage and royalty expenses due to reduced club store sales and reductions of $92,000 in payroll costs and $77,000 in professional and legal fees. These reductions were partially offset by increases of $48,000 in insurance costs, $30,000 in business promotions and $17,000 in bad debt expense. The fact that the first six months of fiscal year 2006 was one week shorter than the first six months of fiscal year 2005 contributed to the decline in SG&A expenses. Upon the completion of the refinancing with GCF, we expect to eliminate $180,000 in annual consulting fees that we have been paying to LLCP.

     OPERATING INCOME. Operating income decreased $207,000 (3.3%) to $6,005,000 for the six months ended April 2, 2006 as compared to $6,212,000 for the six months ended April 3, 2005 due to a $414,000 reduction in gross profit offset by the $207,000 reduction in SG&A expenses discussed above.

     OTHER EXPENSES. Other expenses decreased $473,000 (13.9%) for the six months ended April 2, 2006 to $2,931,000 as compared to $3,404,000 for the six months ended April 3, 2005. Other expenses for the first six months of fiscal year 2005 included $180,000 of loss on disposal of fixed assets. Interest expense declined by $248,000 due to the pay-down of $4,317,000 in debt from April 3, 2005 to April 2, 2006. An additional reduction in annual interest expense of approximately $1,000,000 is anticipated during the first twelve months of our new credit agreement, which is expected to fund on or about May 17, 2006, due to more favorable interest rates. We expect to record a pre-tax debt extinguishment charge of approximately $80,000 in the third quarter of fiscal year 2006 in connection with the termination of the LLCP and PSI financing arrangements.

     NET INCOME. Net income for the six months ended April 2, 2006 and 2005 was $1,820,000 ($.12 per basic and $.11 per diluted share) and $1,663,000 ($.11 per basic and diluted share), respectively.

LIQUIDITY AND CAPITAL RESOURCES

     In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant are our cash and cash equivalents and cash generated from our operating activities. Our cash and cash equivalents decreased $441,000 to $2,213,000 at April 2, 2006 from $2,655,000 at October 2,
2005. Our principal source of liquidity is cash generated from our operating activities. During the first six months of fiscal year 2006, our operating activities provided cash of $1,146,000 as compared to cash provided of $3,484,000 during the first six months of fiscal year 2005. In the first six months of fiscal year 2005, management identified opportunities to reduce inventories. Inventories were reduced from $11,229,000 to $9,625,000, generating $1,604,000 of cash. Cash generated from operations before working capital changes for the first six months of fiscal year 2006 was $3,723,000. We used operating cash flows to finance working capital needs of $2,577,000 as a result of increasing sales during the first six months of fiscal year 2006. The improvement in working capital during the first six months of fiscal year 2006 resulted from a $3,861,000 increase in accounts receivable and decreases of $330,000 and $80,000 in prepaid expenses and other and accrued liabilities, respectively, offset by a $1,469,000 increase in accounts payable and $225,000 decrease in inventories.

     As of April 2, 2006, we had negative working capital of $24,032,000 due to the reclassification during the first quarter of fiscal 2006 of our secured senior subordinated note and Term A note as current liabilities. As discussed below, we expect to refinance these arrangements with proceeds from a newly executed credit agreement with Guggenheim Corporate Funding, LLC ("GCF") that we anticipate will fund on or about May 17, 2006. We do not believe this classification is reasonably likely to result in a material decrease in our liquidity or working capital because of the expected refinancing.

     During the first six months of fiscal year 2006, our investing activities, comprised of capital expenditures and proceeds from the sale of shares in TreeCon Resources, Inc., resulted in a net use of cash of approximately $595,000, as compared to a net use of cash of approximately $575,000 during the first six months of fiscal year 2005. Current year additions to property and equipment relate to the purchase of new machinery to replace obsolete equipment and to automate certain manufacturing processes. We are in the process of evaluating our cooking capacity. If we deem additional cooking capacity to be necessary, estimated capital expenditures for that capacity could range from $3 million to $6 million during fiscal year 2007, depending on the amount of additional cooking capacity added, if any. We anticipate that capital expenditures will be funded by cash generated from operating activities.

     During the first six months of fiscal year 2006, our financing activities resulted in a use of cash of $993,000 as compared to a use of cash of $2,473,000 during the first six months of fiscal year 2005. The use of cash in both fiscal periods resulted from principal payments on our debt, net of proceeds from the exercise of options and related tax benefits in the first six months of fiscal year 2006.

     As of April 2, 2006, our indebtedness to significant lenders consisted substantially of debt evidenced by a secured senior subordinated note payable to LLCP with a principal balance of $28.9 million and a senior Term A note payable to PSI, an affiliate of LLCP, with a principal balance of $15.4 million. The notes, with a maturity date of October 31, 2006, will be refinanced on or about May 17, 2006. The senior subordinated note has a base rate of interest of 13.5%, subject to increase upon the occurrence of an interest rate event, as defined, or event of default. The interest rate on the Term A Loan, as amended, is the greater of 5.5% or the prime rate in effect from time to time plus 1.5% and is subject to increase upon the occurrence of any interest rate event, as defined, or event of default as provided in the note that evidences the loan.

     The amended and restated securities purchase agreement with LLCP and the amended and restated loan and security agreement with PSI, which have been amended from time to time, contain various covenants, including financial covenants covering restrictions on capital expenditures, minimum EBITDA and net worth levels, and specified debt service and debt to equity ratios. In addition, those agreements prohibit changes in control, including ownership and certain management personnel, and contain customary restrictions on incurring indebtedness and liens, making investments, paying dividends and making loans or advances. The obligations owed by us to PSI and LLCP are secured by liens on substantially all of our assets.

     On April 17, 2006, we executed a senior secured credit agreement with GCF. The credit agreement contemplates that GCF will act as collateral agent, administrative agent, arranger and syndication agent in connection with loans to be made by various lenders, including affiliates of GCF. Our existing financing arrangements with LLCP and PSI require us to give LLCP and PSI 30 days' notice prior to terminating those arrangements. We gave notice of termination to LLCP and PSI on April 17, 2006. Accordingly, initial funding under the new credit agreement is to be made at the closing of the new credit agreement, which is anticipated to occur on or about May 17, 2006. Proceeds from the facility are to be used, initially, to refinance our existing debt and pay fees and expenses of the refinancing and, subsequently, for working capital and general corporate purposes.

     In connection with the termination of the LLCP and PSI arrangements, we expect to record a pre-tax debt extinguishment charge of approximately $80,000 related to the unamortized portion of deferred financing costs.

     The facility with GCF is a $47.5 million senior secured credit facility with a five-year maturity and is to be secured by a first priority lien on substantially all of our assets. The facility is structured as a $7.5 million non-amortizing revolving loan, a $25.0 million amortizing Tranche A Term Loan and a $15.0 million non-amortizing Tranche B Term Loan. The facility will bear interest, adjustable quarterly, at LIBOR plus the Applicable Margin for LIBOR loans or, at our option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus an applicable margin, as follows:


                                           Applicable
                                           Margin for
                         Total Debt to   Alternate Base                     Applicable Margin for
                         EBITDA Ratio      Rate Loans                            LIBOR Loans
                           for Last     ------------------ --------------------------------------------------------
                            Twelve                                                Tranche A          Tranche B
                            Months       Revolving Loan      Revolving Loan       Term Loan          Term Loan
---------------------- ---------------- ------------------ ------------------ ------------------ ------------------
Greater than              3.00:1.00           2.50%              3.50%              3.75%              6.25%

Greater than or
equal to but less         2.00:1.00
than or equal to          3.00:1.00           2.25%              3.25%              3.50%              6.00%

Less than                 2.00:1.00           2.00%              3.00%              3.25%              5.75%
------------------------------------------------------------------------------------------------------------------




     We expect debt issuance costs in connection with the GCF facility to total approximately $1,500,000.

     The facility contains covenants whereby, among other things, we will be required to maintain minimum levels of EBITDA, interest coverage, and fixed charge coverage, to not exceed maximum leverage, and to limit our annual capital expenditures and incremental indebtedness.

     We believe that it is probable that we will be in compliance with all revised financial and other covenant requirements of the financial agreements with LLCP and PSI until the pay-off of those arrangements on or about May 17, 2006 and with GCF for the foreseeable future. In the future, our failure to achieve certain revenue, expense and profitability levels could result in a violation of the amended financial covenants under our financing arrangements and could result in interest rate increases and acceleration of maturity of the loans, which could adversely affect our financial condition, results of operations or cash flows.

     We informed LLCP and PSI that we will terminate our financing agreements with the respective lenders on or about May 17, 2006. If the credit facility with GCF does not fund by May 17, 2006, we will not be able to refinance these notes on the termination date and could become subject to default rates of interest that could be significantly higher than our non-default rates of interest with our existing lenders, we could be subject to more stringent financial or other restrictive covenants that could restrict our flexibility or require us to delay, scale back or eliminate portions of our operations or product development and marketing efforts, we could be forced to seek equity-based financing if debt financing is not attainable, and we could be subject to foreclosure on substantially all of our assets.

     We believe that funds available to us from operations, existing capital resources and the anticipated refinancing of our debt on or about May 17, 2006 will be adequate for our capital requirements for at the least the next twelve months. However, no assurance can be given that we will be able to generate sufficient funds from operations or that we will successfully refinance our debt timely or on favorable terms. Any inability by us to refinance on more favorable terms could adversely affect our financial condition, results of operations and cash flows. Following is a summary of our contractual obligations at April 2, 2006:


                                                     PAYMENTS DUE BY PERIOD
                                                     ----------------------

                                               REMAINDER
    CONTRACTUAL                                OF FISCAL                                         MORE THAN
    OBLIGATIONS                 TOTAL          YEAR 2006        2-3 YEARS        4-5 YEARS        5 YEARS
    -----------             ------------     ------------     ------------     ------------     ------------
Debt maturities(1)          $ 47,514,541     $  1,014,541     $  4,000,000     $  5,000,000     $ 37,500,000

Interest expense(1)           21,236,913        2,421,913        8,643,000        7,807,000        2,365,000

Operating lease
   obligations                 1,734,376          319,461          942,374          439,491           33,050

Contractual
   obligations                11,617,507          880,071        2,947,682        2,641,664        5,148,090

Open purchase orders(2)       40,547,748       28,410,948       12,136,800               --               --
                            ------------     ------------     ------------     ------------     ------------
Total contractual
   obligations              $122,651,085     $ 33,046,934     $ 28,669,856     $ 15,888,155     $ 45,046,140
                            ============     ============     ============     ============     ============


(1) Indebtedness owed to LLCP and PSI are excluded from the contractual obligations table above, as we expect to refinance the debt within less than thirty days based on the executed credit agreement with GCF. Accordingly, the debt maturities represent our anticipated new debt obligations to GCF, assuming that we borrow the full $47.5 million at the initial funding of the new facility. Interest expense includes projected interest payable to LLCP and PSI from April 2, 2006 through May 17, 2006 and to GCF (assuming loans are LIBOR loans with LIBOR remaining flat at 5.0%) from May 17, 2006 to maturity. Refer to the discussion above for details of the refinancing.

(2) The increase in the value of outstanding purchase orders from $8,127,476 at October 2, 2005 to $40,547,748 at April 2, 2006 is largely due to our entering into the majority of our chicken contracts late in calendar year 2005 for purchases during calendar year 2006.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk - Obligations. We are subject to interest rate risk on variable interest rate obligations. A hypothetical 10% increase in average market interest rates would increase by approximately $426,000 annual interest expense on debt owed to LLCP and PSI from April 2, 2006 through May 17, 2006 and to GCF from May 17, 2006 to maturity. We are also subject to interest rate risk on our fixed interest rate obligation owed to LLCP from April 2, 2006 to May 17, 2006. A hypothetical 10% decrease in average market interest rates would increase the fair value of outstanding fixed rate debt by approximately $32,000.

ITEM 4.  CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), have concluded, based on their evaluation as of April 2, 2006, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's ("Commission's") rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

     During the quarter ended April 2, 2006, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time, we are involved in various lawsuits, claims and proceedings related to the conduct of our business. Management does not believe that the disposition of any pending claims is likely to adversely affect our financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

     ITEM 1A OF PART I OF OUR FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 2, 2005 AND ITEM 1A OF PART II OF OUR FORM 10-Q FOR THE QUARTER ENDED JANUARY 1, 2006 SUMMARIZE VARIOUS MATERIAL RISKS THAT INVESTORS SHOULD CAREFULLY CONSIDER BEFORE DECIDING TO BUY OR MAINTAIN AN INVESTMENT IN OUR COMMON STOCK. ANY OF THOSE RISKS, IF THEY ACTUALLY OCCUR, WOULD LIKELY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE TRADING PRICE OF OUR COMMON STOCK TO DECLINE. THE FOLLOWING SETS FORTH MATERIAL CHANGES FROM THE RISK FACTORS SET FORTH IN THE ABOVE-REFERENCED REPORTS.

     The risk factor titled "Any failure to successfully refinance our existing secured indebtedness timely or on favorable terms may adversely affect our financial condition, results of operations or cash flows by permitting secured parties to foreclose on our assets or by subjecting our stockholders to dilution or imposing on us stringent financial or other restrictive covenants" is updated as follows:

     ANY FAILURE TO TIMELY OBTAIN FUNDING UNDER OUR ANTICIPATED REFINANCING MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS BY PERMITTING SECURED PARTIES TO FORECLOSE ON OUR ASSETS, SUBJECTING OUR STOCKHOLDERS TO DILUTION, OR IMPOSING ON US DEFAULT RATES OF INTEREST OR MORE STRINGENT FINANCIAL OR OTHER RESTRICTIVE COVENANTS.

     As of April 2, 2006, we owed to LLCP and PSI secured indebtedness with principal balances totaling approximately $44.3 million. We provided termination notices to LLCP and PSI indicating that we will repay these notes on or about May 17, 2006 with proceeds from the executed credit agreement with GCF. However, if the facility with GCF does not fund by May 17, 2006, we will not be able to refinance these notes on the termination date and could become subject to default rates of interest that could be significantly higher than our non-default rates of interest, we could become subject to more stringent financial or other restrictive covenants that could restrict our flexibility or require us to delay, scale back or eliminate portions of our operations or product development and marketing efforts, we could be forced to seek equity-based financing if debt financing is not attainable, and we could be subject to foreclosure on substantially all of our assets.

ITEM 6. EXHIBITS

(a) Exhibits

    Number                              Description
    ------                              -----------


    31.1 Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

    31.2 Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

    32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

--------------------------

    (1)                 Attached hereto.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             OVERHILL FARMS, INC.
                                             (REGISTRANT)


Date:    May 2, 2006                By: /s/  James Rudis
                                        ----------------------------------------
                                             James Rudis
                                             Chairman, President and
                                             Chief Executive Officer



Date:    May 2, 2006                By: /s/  John L. Steinbrun
                                        ----------------------------------------
                                             John L. Steinbrun
                                             Senior Vice President and
                                             Chief Financial Officer and
                                             Chief Operating Officer

                       EXHIBITS ATTACHED TO THIS FORM 10-Q



    Number                              Description
    ------                              -----------

    31.1 Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002