Form 10-Q
period 2006-07-02
OVERHILL FARMS INC
filed 2006-07-26
CIK 1101020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
     (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 2, 2006

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

As of July 26, 2006, there were 15,260,271 shares of the issuer's common stock, $.01 par value, outstanding.

                                               OVERHILL FARMS, INC.
                                                     FORM 10-Q
                                            QUARTER ENDED JULY 2, 2006



                                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
------------------------------
                                                                                                          Page No.
                                                                                                          --------

Item 1.  Financial Statements

         Condensed Balance Sheets as of July 2, 2006 (unaudited) and October 2, 2005                          2

         Condensed Statements of Operations for the Three Months Ended July 2, 2006 and
         July 3, 2005 (unaudited)                                                                             4

         Condensed Statements of Operations for the Nine Months Ended July 2, 2006 and
         July 3, 2005 (unaudited)                                                                             5

         Condensed Statements of Cash Flows for the Nine Months Ended July 2, 2006 and
         July 3, 2005 (unaudited)                                                                             6

         Notes to Condensed Financial Statements (unaudited)                                                  9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                          21

Item 4.  Controls and Procedures                                                                             21

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                                                   22

Item 1A.  Risk Factors                                                                                       22

Item 5.  Other Information                                                                                   23

Item 6.  Exhibits                                                                                            23

SIGNATURES                                                                                                   24

EXHIBITS FILED WITH THIS FORM 10-Q                                                                           25





ITEM 1.   FINANCIAL STATEMENTS

                                            OVERHILL FARMS, INC.
                                          CONDENSED BALANCE SHEETS


                                                   ASSETS

                                                                               July 2,          October 2,
                                                                                2006               2005
                                                                             ------------      ------------
                                                                              (Unaudited)

Current assets:

   Cash                                                                      $  1,438,608      $  2,654,563
   Accounts receivable, net of allowance for doubtful accounts of
     $153,000 and $196,000 in 2006 and 2005, respectively                      15,264,357        12,634,648
   Inventories                                                                 10,780,436         9,433,578
   Prepaid expenses and other                                                   2,288,282         1,681,632
   Deferred income taxes                                                          995,659           995,659
                                                                             ------------      ------------
           Total current assets                                                30,767,342        27,400,080
                                                                             ------------      ------------

Property and equipment, at cost:
   Fixtures and equipment                                                      13,971,160        12,625,530
   Leasehold improvements                                                       9,643,191         9,652,741
   Automotive equipment                                                            50,854            50,854
                                                                             ------------      ------------
                                                                               23,665,205        22,329,125
   Less accumulated depreciation and amortization                             (11,118,346)       (9,890,025)
                                                                             ------------      ------------
                                                                               12,546,859        12,439,100
                                                                             ------------      ------------
Other assets:
   Excess of cost over value of net assets acquired                            12,188,435        12,188,435
   Deferred financing costs, net of accumulated amortization of $159,000
     and $421,000 in 2006 and 2005, respectively                                  397,386           492,219
   Deferred income taxes                                                           80,876         1,954,117
   Other                                                                        1,411,130         1,747,477
                                                                             ------------      ------------
                                                                               14,077,827        16,382,248
                                                                             ------------      ------------

Total assets                                                                 $ 57,392,028      $ 56,221,428
                                                                             ============      ============


            The accompanying notes are an integral part of these condensed financial statements.




                                                OVERHILL FARMS, INC.
                                       CONDENSED BALANCE SHEETS (CONTINUED)


                                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                      July 2,           October 2,
                                                                                        2006               2005
                                                                                     ------------      ------------
                                                                                      (Unaudited)

Current liabilities:
   Accounts payable                                                                  $  8,448,450      $  6,447,543
   Accrued liabilities                                                                  3,078,736         2,993,365
   Current maturities of long-term debt                                                 2,000,000           344,828
                                                                                     ------------      ------------
           Total current liabilities                                                   13,527,186         9,785,736

Long-term debt, less current maturities, net of unamortized debt
   discount of $1,438,973 and $0 in 2006 and 2005, respectively                        38,561,027        45,058,000
                                                                                     ------------      ------------
           Total liabilities                                                           52,088,213        54,843,736
                                                                                     ------------      ------------


Commitments and contingencies                                                                  --                --


Shareholders' equity:
   Preferred stock, $0.01 par value, authorized 50,000,000 shares, 4.43 designated as Series A convertible preferred stock (2006) and 28 designated as Series A convertible preferred stock (2005), issued and outstanding 0 shares (2006) and 23.57 shares (2005)
     (liquidation preference of $750,000)                                                      --                --
   Common stock, $0.01 par value, authorized 100,000,000 shares, issued
     and outstanding 15,260,271 shares (2006) and 14,916,197 shares                       152,603           149,162
                                                                                                              (2005)
   Additional paid-in capital                                                           9,859,364         9,735,098
   Warrants to purchase common stock                                                           --               400
   Accumulated deficit                                                                 (4,645,373)       (8,506,968)
  Accumulated other comprehensive loss                                                    (62,779)               --
                                                                                     ------------      ------------
                                                                                                       ------------
           Total shareholders' equity                                                   5,303,815         1,377,692
                                                                                     ------------      ------------

Total liabilities and shareholders' equity                                           $ 57,392,028      $ 56,221,428
                                                                                     ============      ============


               The accompanying notes are an integral part of these condensed financial statements.




                                   OVERHILL FARMS, INC.
                            CONDENSED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)


                                                             For the Three Months Ended
                                                          -------------------------------
                                                             July 2,            July 3,
                                                              2006               2005
                                                          ------------       ------------

Net revenues                                              $ 43,957,858       $ 42,280,698
Cost of sales                                               37,713,380         36,942,392
                                                          ------------       ------------
Gross profit                                                 6,244,478          5,338,306

Selling, general and administrative expenses                 1,794,063          2,124,812
                                                          ------------       ------------

Operating income                                             4,450,415          3,213,494

Other expenses:
  Interest expense                                          (1,260,228)        (1,401,608)
  Amortization of deferred financing costs                     (73,256)           (54,802)
  Other                                                        (37,481)           (40,114)
  Debt extinguishment expense                                 (175,766)                --
                                                          ------------       ------------

Total other expenses                                        (1,546,731)        (1,496,524)
                                                          ------------       ------------

Income before income taxes                                   2,903,684          1,716,970

Income tax expense                                           1,184,703            639,858
                                                          ------------       ------------

Net income                                                $  1,718,981       $  1,077,112
                                                          ============       ============

Net income per share:

  Basic                                                   $       0.11       $       0.07
                                                          ============       ============

  Diluted                                                 $       0.11       $       0.07
                                                          ============       ============

Shares used in computing net income per share:

  Basic                                                     15,260,271         14,889,197
  Diluted                                                   15,852,983         15,743,573


   The accompanying notes are an integral part of these condensed financial statements.




                                   OVERHILL FARMS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS (CONTINUED)
                                        (UNAUDITED)


                                                            For the Nine Months Ended
                                                        ---------------------------------
                                                           July 2,             July 3,
                                                            2006                2005
                                                        -------------       -------------

Net revenues                                            $ 127,240,182       $ 125,838,181
Cost of sales                                             111,399,482         110,489,465
                                                        -------------       -------------
Gross profit                                               15,840,700          15,348,716

Selling, general and administrative expenses                5,385,486           5,923,222
                                                        -------------       -------------

Operating income                                           10,455,214           9,425,494

Other expenses:
  Interest expense                                         (4,102,745)         (4,492,623)
  Amortization of deferred financing costs                   (182,860)           (167,677)
  Other                                                       (15,978)           (239,798)
  Debt extinguishment expense                                (175,766)
                                                        -------------       -------------

Total other expenses                                       (4,477,349)         (4,900,098)
                                                        -------------       -------------

Income before income taxes                                  5,977,865           4,525,396

Income tax expense                                          2,438,969           1,785,696
                                                        -------------       -------------

Net income                                              $   3,538,896       $   2,739,700
                                                        =============       =============

Net income per share:

  Basic                                                 $        0.23       $        0.18
                                                        =============       =============

  Diluted                                               $        0.22       $        0.18
                                                        =============       =============

Shares used in computing net income per share:

  Basic                                                    15,179,307          14,832,732
  Diluted                                                  15,888,461          15,459,337


   The accompanying notes are an integral part of these condensed financial statements.




                                      OVERHILL FARMS, INC.
                               CONDENSED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)


                                                                     For the Nine Months Ended
                                                                   ----------------------------
                                                                     July 2,          July 3,
                                                                      2006             2005
                                                                   -----------      -----------

Operating Activities:
   Net income                                                      $ 3,538,896      $ 2,739,700
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                   1,476,712        1,322,930
     Loss on asset disposals                                                --          255,843
     Provision for doubtful accounts                                    43,131           15,681
     Deferred tax benefit                                            1,988,958        1,785,696
     Noncash interest expense                                               --          122,952
     Noncash debt extinguishment expense                               175,766               --
     Changes in:
       Accounts receivable                                          (2,672,840)      (1,473,662)
       Inventories                                                  (1,346,858)         148,970
       Prepaid expenses and other                                     (223,447)         173,176
       Accounts payable                                              2,000,907         (108,870)
       Accrued liabilities                                              55,924          311,138
                                                                   -----------      -----------

Net cash provided by operating activities                            5,037,149        5,293,554
                                                                   -----------      -----------

Investing Activities:
   Additions to property and equipment                              (1,372,165)        (883,067)
   Sale of marketable securities                                       114,399               --
                                                                   -----------      -----------

Net cash used in investing activities                               (1,257,766)        (883,067)
                                                                   -----------      -----------


      The accompanying notes are an integral part of these condensed financial statements.




                                      OVERHILL FARMS, INC.
                         CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                           (UNAUDITED)


                                                                  For the Nine Months Ended
                                                               ------------------------------
                                                                  July 2,           July 3,
                                                                   2006              2005
                                                               ------------      ------------

Financing Activities:
   Principal payments on previous financing arrangements       $(45,358,000)     $ (4,305,550)
   Borrowings under new financing arrangements                   44,500,000                --
   Principal payments on new borrowings                          (2,500,000)               --
   Principal payments on other debt                                 (44,828)          (45,750)
   Cash paid in association with new financing arrangement       (1,604,100)               --
   Exercise of stock options                                         11,590                --
   Cash paid in association with amendments to previous
       financing arrangements                                            --            (4,402)
                                                               ------------      ------------

Net cash used in financing activities                            (4,995,338)       (4,355,702)

                                                               ------------      ------------

Net (decrease) increase in cash                                  (1,215,955)           54,785
Cash at beginning of period                                       2,654,563         1,609,417
                                                               ------------      ------------

Cash at end of period                                          $  1,438,608      $  1,664,202
                                                               ============      ============

Supplemental Schedule of Cash Flow Information:
   Cash paid during the period for:
     Interest                                                  $  4,108,881      $  4,936,360
     Income taxes                                              $    521,000      $         --


      The accompanying notes are an integral part of these condensed financial statements.

                                               -7-

                              OVERHILL FARMS, INC.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     On December 23, 2005, Levine Leichtman Capital Partners II, L.P. ("LLCP") received 283,076 shares of the Company's common stock upon surrender and conversion in full of the 23.57 shares of Series A Convertible Preferred Stock it then held. In addition, LLCP received 198 shares of the Company's common stock upon cashless exercise in full of the two warrants it held to purchase an aggregate of 200 shares of the Company's common stock at an exercise price of $0.0000008 per share, for a rounded aggregate exercise price of $0.01.


                   The accompanying notes are an integral part
                    of these condensed financial statements.

                              OVERHILL FARMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 2, 2006
                                   (UNAUDITED)


1.       NATURE OF BUSINESS AND ORGANIZATIONAL MATTERS

         Overhill Farms, Inc. (the Company or Overhill Farms) is a value-added manufacturer of quality frozen food products including entrees, plated meals, meal components, soups, sauces, and poultry, meat and fish specialties.

2.       BASIS OF PRESENTATION

         Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 2, 2006 are not necessarily indicative of the results that may be expected for the year ending October 1, 2006 or for any other period.

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

4. INVENTORIES

         Inventories are summarized as follows:

                                                      July 2,        October 2,
                                                       2006            2005
                                                    -----------     -----------
         Raw ingredients                            $ 4,414,413     $ 3,125,427
         Finished product                             4,819,425       5,262,877
         Packaging                                    1,546,598       1,045,274
                                                    -----------     -----------
                                                    $10,780,436     $ 9,433,578
                                                    ===========     ===========

         During the quarter ended January 2, 2005, the Company revised its method to apply reserve estimation percentages to aging categories. The effect of this change in estimate resulted in lowered net income of approximately $370,000 and $0.02 per diluted share for the year ended October 2, 2005.

5. LONG-TERM DEBT

         On April 17, 2006, the Company executed a senior secured credit agreement with Guggenheim Corporate Funding, LLC ("GCF"). Under the credit agreement, GCF acts as collateral agent, administrative agent, arranger and syndication agent in connection with loans made by various lenders, including affiliates of GCF.

         The facility with GCF is a $47.5 million senior secured credit facility with a five-year maturity and is secured by a first priority lien on substantially all of the Company's assets. The facility is structured as a $7.5 million non-amortizing revolving loan, a $25.0 million amortizing Tranche A Term Loan and a $15.0 million non-amortizing Tranche B Term Loan. The facility bears interest, adjustable quarterly, at the London Inter Bank Offering Rate ("LIBOR") plus the Applicable Margin (listed below) for LIBOR loans or, at the Company's option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus an applicable margin, as follows:

                                          Applicable
                                          Margin for
                                         Alternate Base                 Applicable Margin for
                                          Rate Loans                         LIBOR Loans
                        Total Debt to  ------------------ --------------------------------------------------------
                        EBITDA Ratio
                          for Last                                                Tranche A          Tranche B
                        Twelve Months    Revolving Loan     Revolving Loan        Term Loan          Term Loan
                      ---------------- ------------------ ------------------ ------------------ ------------------
Greater than              3.00:1.00           2.50%              3.50%              3.75%              6.25%

Greater than or
equal to but less         2.00:1.00
than or equal to          3.00:1.00           2.25%              3.25%              3.50%              6.00%

Less than                 2.00:1.00           2.00%              3.00%              3.25%              5.75%
---------------------- ---------------- ------------------ ------------------ ------------------ ------------------

         Initial funding under the GCF credit facility was made on May 17, 2006 in the amount of $44.5 million through the issuance of Tranche A Term Loans in the principal amount of $25.0 million, Tranche B Term Loans in the principal amount of $15.0 million and LIBOR revolving loans in the principal amount of $4.5 million. As of July 2, 2006, the Company's principal balances on these loans was $42.0 million, comprised of $24.5 million in Tranche A Term Loans, $15.0 million in Tranche B Term Loans and $2.5 million in LIBOR revolving loans. At July 2, 2006, interest rates on the Tranche A Term Loans, Tranche B
Term Loans and LIBOR revolving loans were 9.10%, 11.6% and 8.9%, respectively.

     Initial proceeds from the GCF facility were used to repay approximately $44.5 in existing debt and related fees and expenses of LLCP and Pleasant Street Investors, LLC ("PSI") in connection with the termination of the Company's financing arrangements with them consisting of a secured senior subordinated note payable to LLCP and a senior Term A note payable to PSI and to pay approximately $1.5 million in fees and expenses relating to the new financing. Of these fees, $1.4 million is recorded as debt discount, net of accumulated amortization, on the accompanying balance sheet as of July 2, 2006. The Company recorded a pretax charge of approximately $176,000 in connection with the termination of the LLCP and PSI financing arrangements in the third quarter of fiscal year 2006.

      The GCF facility contains covenants whereby, among other things, the Company is required to maintain compliance with agreed levels of earnings before interest, taxes, deprecation and amortization ("EBITDA"), interest coverage, fixed charge coverage, leverage targets, and annual capital expenditures and incremental indebtedness limits. Mandatory prepayments under the facility are required based on excess cash flow as defined in the agreement and upon receipt of proceeds from a disposition or payment from a casualty or condemnation of the collateralized assets and voluntary prepayments under the facility are generally permitted as provided in the agreement.

     As of July 2, 2006, the Company is in compliance with the covenant requirements of the agreement with GCF and believes that it is probable that it will be in compliance with all of the covenant requirements for the foreseeable future. In the future, if the Company fails to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under its financing arrangements could result and interest rate increases and acceleration of maturity of the loans could result, which could adversely affect its financial condition, results of operations or cash flows.

     Long-term debt of the Company as of July 2, 2006 is summarized as follows:


                                                              July 2, 2006
                                                              ------------

         Tranche A Term Loans                                 $ 24,500,000
         Tranche B Term Loans                                   15,000,000
         LIBOR revolving loans                                   2,500,000
                                                              ------------
                                                                42,000,000
         Less current maturities                                (2,000,000)
         Less debt discount, net of
            accumulated amortization                            (1,438,973)
                                                              ------------
                                                              $ 38,561,027
                                                              ============

         Mandatory payments on the Company's long-term debt as of July 2, 2006 is as follows:

                                                          MANDATORY PAYMENTS DUE BY PERIOD
                                                          --------------------------------

                                                     REMAINDER
                                                     OF FISCAL                                         MORE THAN
                                     TOTAL           YEAR 2006         2-3 YEARS       4-5 YEARS        5 YEARS
                                  ------------       ----------       -----------     ----------      -----------

Tranche A Term Loans              $ 24,500,000       $  500,000       $ 3,500,000     $4,750,000      $15,750,000
Tranche B Term Loans                15,000,000                -                 -              -       15,000,000
LIBOR revolving loans                2,500,000                -                 -              -        2,500,000
                                  ------------       ----------       -----------     ----------      -----------
Total payments                    $ 42,000,000       $  500,000       $ 3,500,000     $4,750,000      $33,250,000
                                  ============       ==========       ===========     ==========      ===========

6.       PER SHARE DATA

         The following table sets forth the calculation of income per share ("EPS") for the periods presented:

                                                       Three Months Ended
                                                 ---------------------------
                                                    July 2,        July 3,
                                                     2006           2005
                                                 -----------     -----------
Basic EPS Computation:
Numerator:
  Net income                                     $ 1,718,981     $ 1,077,112
Denominator:
  Weighted average common shares outstanding      15,260,271      14,889,197
                                                 -----------     -----------
          Total shares                            15,260,271      14,889,197
                                                 ===========     ===========
           Basic EPS                             $      0.11     $      0.07
                                                 ===========     ===========

Diluted EPS Computation:
Numerator:
  Net income                                      $1,718,981     $ 1,077,112
Denominator:
  Weighted average common shares outstanding      15,260,271      14,889,197
   Incremental shares from assumed conversion
     of preferred stock and exercise of stock
     option and warrants                             592,712         854,376
                                                 -----------     -----------
          Total shares                            15,852,983      15,743,573
                                                 ===========     ===========
          Diluted EPS                            $      0.11     $      0.07
                                                 ===========     ===========


                                                       Nine Months Ended
                                                 ---------------------------
                                                    July 2,        July 3,
                                                     2006           2005
                                                 -----------     -----------
Basic EPS Computation:
Numerator:
  Net income                                     $ 3,538,896     $ 2,739,700
Denominator:
  Weighted average common shares outstanding      15,179,307      14,832,732
                                                 -----------     -----------
          Total shares                            15,179,307      14,832,732
                                                 ===========     ===========
           Basic EPS                             $      0.23     $      0.18
                                                 ===========     ===========

Diluted EPS Computation:
Numerator:
  Net income                                      $3,538,896     $ 2,739,700
Denominator:
  Weighted average common shares outstanding      15,179,307      14,832,732
   Incremental shares from assumed conversion
     of preferred stock and exercise of stock
     option and warrants                             709,154         626,605
                                                 -----------     -----------
          Total shares                            15,888,461      15,459,337
                                                 ===========     ===========
          Diluted EPS                            $      0.22     $      0.18
                                                 ===========     ===========

         For the nine months ended July 3, 2005, 189,912 shares attributable to outstanding out-of-the-money stock options were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

7.       STOCK OPTIONS

         In December 2004, the FASB issued SFAS No. 123R, which requires the Company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Accordingly, with the adoption of SFAS No. 123R any future option awards will have an impact on the Company's results of operations, although it will have no impact on its overall financial position. The Company adopted SFAS No. 123R in the fiscal quarter ended January 1, 2006 utilizing the modified prospective method. There was no immediate impact from the adoption since no unvested stock options existed during the three and nine months ended July 2, 2006. All of the Company's options were fully vested at the date of adoption of this policy. Accordingly, no stock compensation expense related to the adoption of this standard was recorded.

         For purposes of pro forma disclosures, the estimated fair value of options, based on the Black-Scholes-Merton option pricing model, is amortized to expense over the options' vesting periods. The following is the pro forma information related to the three and nine months ended July 3, 2005, prepared as if the fair value method under SFAS No. 123, as amended by SFAS No. 148, had been adopted for those periods:

(in thousands, except per share amounts)
                                                      Three Months Ended             Nine Months Ended
                                                 ---------------------------   ---------------------------
                                                 July 2, 2006   July 3, 2005   July 2, 2006   July 3, 2005
                                                 ------------   ------------   ------------   ------------
                                                                (Pro Forma)                   (Pro Forma)
     Net income (loss), as reported               $   1,719      $   1,077       $   3,539     $   2,740

     Deduct:  Total stock-based employee
       compensation expense determined
       under fair value based methods for
       all awards, net of related tax effects     $      --      $      --       $      --     $     280

     Pro forma net income (loss)                  $   1,719      $   1,077       $   3,539     $   2,460

     Net income (loss) per share
       Basic, as reported                         $    0.11      $    0.07       $    0.23     $    0.18
       Basic, pro forma                           $    0.11      $    0.07       $    0.23     $    0.17

       Diluted, as reported                       $    0.11      $    0.07       $    0.22     $    0.18
       Diluted, pro forma                         $    0.11      $    0.07       $    0.22     $    0.16

8.       INCOME TAXES

         The effective tax rates for the first nine months of each of fiscal years 2006 and 2005 were based upon the estimated annual effective tax rate of approximately 40.8% and 39.5%, respectively, which approximated the statutory rate.

9.       CONTINGENCIES

         LEGAL PROCEEDINGS

         From time to time, the Company is involved in various lawsuits, claims and proceedings related to the conduct of the Company's business. Management does not believe that the disposition of any pending claim is likely to have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

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

         A significant portion of the Company's total net revenues during the first nine months of 2006 and 2005 was derived from two customers. Panda Restaurant Group, Inc. and Jenny Craig, Inc. accounted for approximately 35% and 27%, respectively, of the Company's revenues for the nine months ended July 2, 2006 and approximately 40% and 34%, respectively, of the Company's total accounts receivable balance at July 2, 2006. Panda Restaurant Group, Inc. and Jenny Craig, Inc. accounted for approximately 30% and 18% respectively, of the Company's revenues for the nine months ended July 3, 2005 and approximately 39% and 25%, respectively, of the Company's total accounts receivable balance at October 2, 2005. The Company continues to expand its retail and foodservice customer base with the goal of reducing its reliance on a small concentration of accounts.

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

10.      RELATED PARTY TRANSACTION

         In connection with the spin-off from the Company's former parent, Overhill Corporation (now TreeCon Resources, Inc. ("TreeCon")), the Company received from Overhill Corporation a non-recourse promissory note in the principal amount of $207,375 made on September 25, 2001 by Mr. Rudis, the Company's President, Chief Executive Officer and Chairman of the Board and a similar note in the principal amount of $184,875 by Mr. Shatley, who served as an officer of the former parent company. These notes became due and payable on September 24, 2003. Mr. Rudis' note was collateralized solely by 276,500 shares of common stock of TreeCon. Mr. Shatley's note was collateralized solely by 246,500 shares of common stock of TreeCon. Based on the Company's assessment of the collectibility of these notes, including the value of the subject collateral, the Company assigned no value to the notes upon their receipt. During the quarter ended April 2, 2006, Mr. Rudis tendered the 276,500 shares of TreeCon common stock that had served as collateral for the note receivable. Mr. Shatley tendered the 246,500 shares of TreeCon common stock that had served as collateral for the note receivable during the quarter ended July 2, 2006.

         As of July 2, 2006, the Company had sold 204,100 of the Treecon shares for net proceeds of $114,000. Since no value had been assigned to the note when the Company received it, the proceeds of the sale were recorded as an increase in shareholders' equity. The shares are being accounted for as marketable securities on the balance sheet and had a value of $156,000 at July 2, 2006.

11.      OTHER COMPREHENSIVE INCOME


         Accumulated other comprehensive loss is comprised of unrealized gain or loss on marketable securities. Accumulated other comprehensive loss was $63,000 at July 2, 2006. Comprehensive income was $1,656,000 and $1,077,000 for the three months ended July 2, 2006 and July 3, 2005, respectively and $3,476,000 and $2,740,000 for the nine months ended July 2, 2006 and July 3, 2005, respectively.

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

         This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning our operations and financial performance and condition. For this purpose, statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "continue," "efforts," "expects," "anticipates," "intends," "plans," "believes," "estimates," "projects," "forecasts," "strategy," "will," "goal," "target," "prospects," "optimistic," "confident" or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future company actions, which may be provided by management, are also forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others:

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

         o changes in governmental laws and regulations, including income taxes; and

         o other factors as may be discussed in this report and other reports we file with the Commission, including those described in Item 1A of Part I of our annual report on Form 10-K for the fiscal year ended October 2, 2005, Item 1A of Part II of our quarterly reports on Form 10-Q for the fiscal quarters ended January 1, 2006 and April 2, 2006 and Item 1A of Part II of this report.

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

         CONCENTRATIONS OF CREDIT RISK. Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral from our customers. A bankruptcy or other significant financial deterioration of any customers could impact their future ability to satisfy their receivables with us. Our allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions. For the nine months ended July 2, 2006 and July 3, 2005, our write-offs, net of recoveries, to the allowance for doubtful accounts were approximately $17,000 and $21,000 respectively.

         A significant portion of our total net revenues during the first nine months of 2006 and 2005 was derived from two customers. Panda Restaurant Group, Inc. and Jenny Craig, Inc. accounted for approximately 35% and 27%, respectively, of our revenues for the nine months ended July 2, 2006 and approximately 40% and 34%, respectively, of our total accounts receivable balance at July 2, 2006. Panda Restaurant Group, Inc. and Jenny Craig, Inc. accounted for approximately 30% and 18% respectively, of our revenues for the nine months ended July 3, 2005 and approximately 39% and 25%, respectively, of our total accounts receivable balance at October 2, 2005. We continue to expand our retail and foodservice customer base with the goal of reducing our reliance on a small concentration of accounts.

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

         EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED. We evaluate the excess of cost over fair value of net assets acquired (goodwill) at least annually for impairment in accordance with SFAS No. 142. We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data. No impairment of goodwill was recorded during fiscal year 2005 or the nine months ended July 2, 2006. At July 2, 2006, we had goodwill of $12.2 million. A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

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

RESULTS OF OPERATIONS

QUARTER ENDED JULY 2, 2006 COMPARED TO QUARTER ENDED JULY 3, 2005

         While we operate as a single business unit, manufacturing various products on common production lines, revenues from similar customers are grouped into the following natural categories: retail, foodservice and airlines.

         The quarters ended July 2, 2006 and July 3, 2005 were both 13-week periods.

         NET REVENUES. Net revenues for the third quarter of fiscal year 2006 increased $1,677,000 (4.0%) to $43,958,000 from $42,281,000 for the third quarter of fiscal year 2005.

         Foodservice net revenues increased $1,417,000 (9.0%) to $17,122,000 for the third quarter of fiscal year 2006 from $15,705,000 for the third quarter of fiscal year 2005 due to increased sales to an existing customer, partially offset by decreased revenue from the loss of a product for an existing foodservice customer in the second quarter of fiscal year 2006.

         Retail net revenues increased $2,567,000 (13.3%) to $21,838,000 for the third quarter of fiscal year 2006 from $19,271,000 for the third quarter of fiscal year 2005. The increase in retail sales was largely due to a 60% increase in sales to Jenny Craig and sales generated by a new customer added in fiscal year 2006. These sales increases more than offset lost revenues from discontinued product lines and lower sales to some retail customers.

         Airline net revenues decreased $2,307,000 (31.6%) to $4,998,000 for the third quarter of fiscal year 2006 from $7,305,000 for the third quarter of fiscal year 2005. The decline in airline sales was primarily attributable to American Airlines' decision in February 2005 to remove meals from the coach cabins of all of its domestic flights and was also attributable to significantly reduced sales to Delta Airlines subsequent to their bankruptcy filing. Year-over-year comparisons will reflect the loss of sales to Delta Airlines for the next two fiscal quarters.

         GROSS PROFIT. Gross profit increased $906,000 (17.0%) to $6,244,000 for the third quarter of fiscal year 2006 from $5,338,000 for the third quarter of fiscal year 2005. Gross profit as a percentage of net revenues increased to 14.2% for the third quarter of fiscal year 2006 from 12.6% for the third quarter of fiscal year 2005. Margins increased due to lower raw material costs in the current quarter and to better operating leverage resulting from higher sales volume.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses decreased $331,000 (15.6%) to $1,794,000 (4.1% of net revenues) for the third quarter of fiscal year 2006 from $2,125,000 (5.0% of net revenues) for the third quarter of fiscal year 2005. The decrease in SG&A expenses resulted from decreases of $302,000 in professional, legal and consulting fees and a decline of $71,000 in bad debt expense. Brokerage and royalty expenses decreased $43,000 while payroll costs and sales promotional activities increased $72,000 and $52,000, respectively. As a result of the refinancing as discussed in Item 5 in the Notes to the Condensed Financial Statements, we have begun to experience savings of $180,000 in annual consulting fees that we had been paying to LLCP.

         OPERATING INCOME. Operating income increased $1,237,000 (38.5%) to $4,450,000 for the third quarter of fiscal year 2006 from $3,213,000 for the third quarter of fiscal year 2005 due to a $906,000 improvement in gross profit and the $331,000 reduction in SG&A expenses discussed above.

         OTHER EXPENSES. Other expenses increased $50,000 (3.3%) to $1,547,000 for the third quarter of fiscal year 2006 from $1,497,000 for the third quarter of fiscal year 2005. Other expenses for the third quarter of fiscal year 2005 included $68,000 of loss on disposal of fixed assets. Interest expense declined by 10.1% from $1,402,000 to $1,260,000 due to the reduction of $4,717,000 in the face amount of debt in the past twelve months through voluntary principal payments and lower interest rates as a result of the refinancing. A total reduction in annual interest expense of approximately $1,000,000 is anticipated during the first twelve months of our new credit agreement. These anticipated savings may be reduced by future increases in market interest rates or failure to meet our financial and other covenants under our secured credit facility. The third quarter of fiscal year 2006 included a pretax debt extinguishment charge of approximately $176,000 in connection with the termination of the LLCP and PSI financing arrangements.

         NET INCOME. Net income for the third quarters of fiscal years 2006 and 2005 was $1,719,000 ($.11 per basic and diluted share) and $1,077,000 ($.07 per basic and diluted share), respectively.

NINE MONTHS ENDED JULY 2, 2006 COMPARED TO NINE MONTHS ENDED JULY 3, 2005

         The nine months ended July 2, 2006 and July 3, 2005 were 39-week and 40-week periods, respectively.

         NET REVENUES. Net revenues for the nine months ended July 2, 2006 increased $1,402,000 (1.1%) to $127,240,000 from $125,838,000 for the nine months ended April 3, 2005, despite the inclusion of an additional week of sales last year from the current period.

         Foodservice net revenues increased $3,945,000 (8.6%) to $49,810,000 for the nine months ended July 2, 2006 from $45,865,000 for the nine months ended July 3, 2005 due to increased sales to an existing customer, partially offset by decreased revenue from the loss of a product for an existing foodservice customer in the second quarter of fiscal year 2006.

         Retail net revenues increased $3,774,000 (6.6%) to $61,285,000 for the nine months ended July 2, 2006 from $57,511,000 for the nine months ended July 3, 2005. The increase in retail sales was largely due to a 51% increase in sales to Jenny Craig and sales generated by a new customer added in fiscal year 2006. These sales increases more than offset lost revenues from discontinued product lines and lower sales to some retail customers.

         Airline net revenues decreased $6,317,000 (28.1%) to $16,145,000 for the nine months ended July 2, 2006 from $22,462,000 for the nine months ended July 3, 2005. The decline in airline sales was primarily attributable to American Airlines' decision in February 2005 to remove meals from the coach cabins of all of its domestic flights and was also attributable to significantly reduced sales to Delta Airlines subsequent to their bankruptcy filing. Year-over-year comparisons will reflect the loss of sales to Delta Airlines for the next two fiscal quarters.

         GROSS PROFIT. Gross profit increased $492,000 (3.2%) to $15,841,000 for the nine months ended July 2, 2006 from $15,349,000 for the nine months ended July 3, 2005. Gross profit as a percentage of net revenues increased to 12.4% for the nine months ended July 2, 2006 from 12.2% for the nine months ended July 3, 2005. Margins in the current year were reduced by $195,000 or 0.2% of sales due to the write-off of inventory in the second quarter of fiscal year 2006 related to certain discontinued products.

         During the nine months ended July 3, 2005, we adopted a reserve method that applies estimated reserve percentages to aging inventory categories. The impact of this change in estimate resulted in a one-time increase to cost of net revenues and decrease in gross profit of approximately $650,000, or a 0.5% decline in gross profit as a percentage of net revenues in the nine months ended July 3, 2005.

         After adjusting for these inventory-related charges, gross profit as a percentage of net revenues for the nine months ended July 2, 2006 decreased to 12.6% from 12.7% for the nine months ended July 3, 2005.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses decreased $538,000 (9.1%) to $5,385,000 (4.2% of net revenues) for the nine months ended July 2, 2006 from $5,923,000 (4.7% of net revenues) for the nine months ended July 3, 2005. The decrease in SG&A expenses resulted from a $379,000 reduction in professional, legal and consulting fees, a $158,000 decrease in brokerage and royalty expenses due to reduced club store sales and reductions of $73,000 in corporate expenses, $54,000 in bad debt expense and $16,000 in payroll costs. These reductions were partially offset by increases of $96,000 in sales promotional activities and $60,000 in insurance costs. The fact that the first nine months of fiscal year 2006 was one week shorter than the first nine months of fiscal year 2005 also contributed to the decline in SG&A expenses. As a result of the refinancing, we have begun to experience savings of $180,000 in annual consulting fees that we had been paying to LLCP.

         OPERATING INCOME. Operating income increased $1,030,000 (10.9%) to $10,455,000 for the nine months ended July 2, 2006 from $9,425,000 for the nine months ended July 3, 2005 due to a $492,000 improvement in gross profit and by the $538,000 reduction in SG&A expenses discussed above.

         OTHER EXPENSES. Other expenses decreased $423,000 (8.6%) for the nine months ended July 2, 2006 to $4,477,000 from $4,900,000 for the nine months ended July 3, 2005. Other expenses for the first nine months of fiscal year 2005 included $248,000 of loss on disposal of fixed assets. Interest expense declined by 8.7% from $4,493,000 to $4,103,000 due to the reduction of $4,717,000 in the face amount of debt in the past twelve months through voluntary principal payments and lower interest rates as a result of the refinancing. A total reduction in annual interest expense of approximately $1,000,000 is anticipated during the first twelve months of our new credit agreement. These anticipated savings may be reduced by future increases in market interest rates or failure to meet our financial and other covenants under our secured credit facility. The first nine months of fiscal year 2006 included a pretax debt extinguishment charge of approximately $176,000 in connection with the termination of the LLCP and PSI financing arrangements.

         NET INCOME. Net income for the nine months ended July 2, 2006 and July 3, 2005 was $3,539,000 ($.23 per basic and $.22 per diluted share) and $2,740,000 ($.18 per basic and diluted share), respectively.

LIQUIDITY AND CAPITAL RESOURCES

         In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant are our cash and cash equivalents and cash generated from our operating activities. Our cash and cash equivalents decreased $1,216,000 to $1,439,000 at July 2, 2006 from $2,655,000 at October 2, 2005. Our principal source of liquidity is cash generated from our operating activities. During the first nine months of fiscal year 2006, our operating activities provided cash of $5,037,000 as compared to cash provided of $5,294,000 during the first nine months of fiscal year 2005. Cash generated from operations before working capital changes for the first nine months of fiscal year 2006 was $7,223,000. We used operating cash flows to finance working capital needs of $2,186,000 as a result of increasing sales during the first nine months of fiscal year 2006. The improvement in working capital during the first nine months of fiscal year 2006 resulted from a $2,673,000 increase in accounts receivable and increases of $1,347,000 and $223,000 in inventories and prepaid expenses and other, respectively, offset by a $2,001,000 increase in accounts payable. As of July 2, 2006, we had working capital of $17,240,000.

         During the first nine months of fiscal year 2006, our investing activities, comprised of capital expenditures and proceeds from the sale of shares in TreeCon Resources, Inc., resulted in a net use of cash of approximately $1,258,000, as compared to a net use of cash of approximately $883,000 during the first nine months of fiscal year 2005. Current year additions to property and equipment relate to the purchase of new machinery to replace aging equipment and to automate certain manufacturing processes. We are in the process of evaluating our cooking capacity. If we deem additional cooking capacity to be necessary, estimated capital expenditures for that capacity could range from $3 million to $6 million during fiscal year 2007, depending on the amount of additional cooking capacity added, if any. We anticipate that cash generated from operating activities will fund capital expenditures.

         During the first nine months of fiscal year 2006, our financing activities resulted in a use of cash of $4,995,000 as compared to a use of cash of $4,356,000 during the first nine months of fiscal year 2005. The use of cash during the first nine months of fiscal year 2006 consisted of principal payments of $45,358,000 under our previous financing arrangement, $44,500,000 of borrowings under our new financing arrangement, $2,500,000 of principal payments on our new facility and $45,000 of principal payments on other debt. Financing activities for the first nine months of fiscal year 2006 also included payment of debt issue costs of $1,604,000 associated with the refinancing. The use of cash during the last fiscal period resulted primarily from principal payments on our debt.

         On April 17, 2006, we executed a senior secured credit agreement with GCF. Under the credit agreement, GCF acts as collateral agent, administrative agent, arranger and syndication agent in connection with loans made by various lenders, including affiliates of GCF.

         The facility with GCF is a $47.5 million senior secured credit facility with a five-year maturity and is secured by a first priority lien on substantially all of our assets. The facility is structured as a $7.5 million non-amortizing revolving loan, a $25.0 million amortizing Tranche A Term Loan and a $15.0 million non-amortizing Tranche B Term Loan. The facility bears interest, adjustable quarterly, at LIBOR plus the Applicable Margin (listed below) for LIBOR loans or, at our option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus an applicable margin, as follows:

                                          Applicable
                                          Margin for
                                         Alternate Base                 Applicable Margin for
                                          Rate Loans                         LIBOR Loans
                        Total Debt to  ------------------ --------------------------------------------------------
                        EBITDA Ratio
                          for Last                                                Tranche A          Tranche B
                        Twelve Months    Revolving Loan     Revolving Loan        Term Loan          Term Loan
                      ---------------- ------------------ ------------------ ------------------ ------------------
Greater than              3.00:1.00           2.50%              3.50%              3.75%              6.25%

Greater than or
equal to but less         2.00:1.00
than or equal to          3.00:1.00           2.25%              3.25%              3.50%              6.00%

Less than                 2.00:1.00           2.00%              3.00%              3.25%              5.75%
---------------------- ---------------- ------------------ ------------------ ------------------ ------------------

         Initial funding under the GCF credit facility was made on May 17, 2006 in the amount of $44.5 million through the issuance of Tranche A Term Loans in the principal amount of $25.0 million, Tranche B Term Loans in the principal amount of $15.0 million and LIBOR revolving loans in the principal amount of $4.5 million. As of July 2, 2006, our principal balances on these loans was $42.0 million, comprised of $24.5 million in Tranche A Term Loans, $15.0 million in Tranche B Term Loans and $2.5 million in LIBOR revolving loans. At July 2, 2006, interest rates on the Tranche A Term Loans, Tranche B Term Loans and LIBOR revolving loans were 9.10%, 11.6% and 8.9%, respectively.

         Initial proceeds from the GCF facility were used to repay approximately $44.5 in existing debt and related fees and expenses of LLCP and PSI in connection with the termination of our financing arrangements with them consisting of a secured senior subordinated note payable to LLCP and a senior Term A note payable to PSI and to pay approximately $1.5 million in fees and expenses relating to the new financing. Of these fees, $1.4 million is recorded as debt discount, net of accumulated amortization, on the accompanying balance sheet as of July 2, 2006. We recorded a pretax charge of approximately $176,000 in connection with the termination of the LLCP and PSI financing arrangements in the third quarter of fiscal year 2006.

         The GCF facility contains covenants whereby, among other things, we are required to maintain compliance with agreed levels of EBITDA, interest coverage, fixed charge coverage, leverage targets, and annual capital expenditures and incremental indebtedness limits. Mandatory prepayments under the facility are required based on excess cash flow as defined in the agreement and upon receipt of proceeds from a disposition or payment from a casualty or condemnation of the collateralized assets and voluntary prepayments under the facility are generally permitted as provided in the agreement.

         As of July 2, 2006, we are in compliance with the covenant requirements of the agreement with GCF and we believe that it is probable that we will be in compliance with all of the covenant requirements for the foreseeable future. In the future, if we fail to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under our financing arrangements could result and interest rate increases and acceleration of maturity of the loans could result, which could adversely affect our financial condition, results of operations or cash flows.

         We believe that funds available to us from operations and existing capital resources will be adequate for our capital requirements for at least the next twelve months.

         Following is a summary of our contractual obligations at July 2, 2006:

                                                                 PAYMENTS DUE BY PERIOD
                                                                 ----------------------

                                                      REMAINDER
             CONTRACTUAL                              OF FISCAL                                             MORE THAN
             OBLIGATIONS              TOTAL           YEAR 2006          2-3 YEARS        4-5 YEARS          5 YEARS
         --------------------      ------------      ------------      ------------      ------------      ------------

         Debt maturities           $ 42,000,000      $    500,000      $  3,500,000      $  4,750,000      $ 33,250,000

         Interest expense (1)        20,132,000         1,131,000         8,654,000         7,928,000         2,419,000

         Operating lease
            obligations               1,575,758           160,843           942,374           439,491            33,050

         Contractual
            obligations              11,262,357           425,593         3,047,011         2,641,663         5,148,090

         Open purchase orders        29,177,745        16,338,945        12,838,800                --                --
                                   ------------      ------------      ------------      ------------      ------------

         Total contractual
            obligations            $104,147,860      $ 18,556,381      $ 28,982,185      $ 15,759,154      $ 40,850,140
                                   ============      ============      ============      ============      ============

         (1) Assumes only mandatory principal pay-downs on the debt and the use of the LIBOR rate as of June 30, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk - Obligations. We are subject to interest rate risk on variable interest rate obligations. A hypothetical 10% increase in average market interest rates would increase by approximately $423,000 annual interest expense on our secured debt outstanding as of July 2, 2006.

ITEM 4. CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), have concluded, based on their evaluation as of July 2, 2006, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's ("Commission's") rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended July 2, 2006, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         From time to time, we are involved in various lawsuits, claims and proceedings related to the conduct of our business. Management does not believe that the disposition of any pending claims is likely to have a material adverse effect our financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

         ITEM 1A OF PART I OF OUR FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 2, 2005 AND ITEM 1A OF PART II OF OUR FORM 10-QS FOR THE QUARTERS ENDED JANUARY 1, 2006 AND APRIL 2, 2006 SUMMARIZE VARIOUS MATERIAL RISKS THAT INVESTORS SHOULD CAREFULLY CONSIDER BEFORE DECIDING TO BUY OR MAINTAIN AN INVESTMENT IN OUR COMMON STOCK. ANY OF THOSE RISKS, IF THEY ACTUALLY OCCUR, WOULD LIKELY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE TRADING PRICE OF OUR COMMON STOCK TO DECLINE. THE FOLLOWING SETS FORTH MATERIAL CHANGES FROM THE RISK FACTORS SET FORTH IN THE ABOVE-REFERENCED REPORTS.

         The risk factor titled "Any failure to timely obtain funding under our anticipated refinancing may adversely affect our financial condition, results of operations or cash flows by permitting secured parties to foreclose on our assets, subjecting our stockholders to dilution, or imposing on us default rates of interest or more stringent financial or other restrictive covenant" is deleted.

         The risk factors titled "The loss of certain of our executive officers would constitute a change in control and, therefore, an event of default under our securities purchase and loan agreements, and would likely adversely affect our financial condition" and "Any future defaults under our securities purchase and loan agreements could result in increases in applicable interest rates, an acceleration of our indebtedness and a foreclosure on our assets" are updated as follows:

         A CHANGE IN CONTROL COULD RESULT IN AN EVENT OF DEFAULT UNDER OUR SECURED CREDIT FACILITY, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS.

         Our secured credit facility provides that a change in control would occur if, among other occurrences, Mr. Rudis ceases to be our chief executive officer other than due to death or disability or if a suitable replacement chief executive officer has not accepted appointment within 90 days after Mr. Rudis' death or disability, any person or group becomes the beneficial owner of 35% or more of our voting stock, or certain changes in the composition of our board occur during any period of two consecutive years. The occurrence of a change in control could permit the secured parties to terminate or reduce their loan commitments, declare all or a portion of loans then outstanding to be due and payable, and/or exercise other available rights and remedies. We may not have sufficient funds to repay this indebtedness upon an event of default. Accordingly, the occurrence of a change in control could adversely affect our financial condition, results of operations or cash flows.

         IF WE VIOLATE OUR FINANCIAL AND OTHER COVENANTS UNDER OUR SECURED CREDIT FACILITY, OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS MAY BE ADVERSELY AFFECTED BY PERMITTING SECURED PARTIES TO FORECLOSE ON OUR ASSETS OR IMPOSING ON US DEFAULT RATES OF INTEREST.

         Our $47.5 million senior secured credit facility with a five-year maturity is secured by a first priority lien on substantially all of our assets. The facility contains covenants whereby, among other things, we are required to maintain compliance with agreed levels of EBITDA, interest coverage, fixed charge coverage, leverage targets, and annual capital expenditures and incremental indebtedness limits. If we violate these covenants and are unable to obtain waivers or renegotiate the terms of the covenants, we could become subject to, among other things, interest rate increases and acceleration of maturity of the loans, which could adversely affect our financial condition, results of operations or cash flows.

ITEM 5. OTHER INFORMATION

         We held our 2006 annual meeting of stockholders on July 17, 2006. There were 15,260,271 shares of our common stock outstanding and entitled to vote at the meeting. Each holder of record of our common stock on the record date was entitled to cast one vote per share on each proposal.

         Seven nominees were presented for election and elected to our board of directors at the meeting. The results of the vote for the election of directors were as follows:

  Nominee                             For              Withheld
  -------                             ---              --------
  James Rudis                         10,486,693       342,859
  John L. Steinbrun                   10,382,240       447,312
  Harold Estes                        10,382,290       447,262
  Geoffrey A. Gerard                  10,692,783       136,769
  Alexander Auerbach                  10,381,803       447,749
  Louis J. Giraudo                    10,796,483        33,069
  Alexander Rodetis, Jr.              10,797,983        31,569


ITEM 6. EXHIBITS

  (a)   Exhibits

        Number                            Description
        ------                            -----------

         10.1 Senior Secured Credit Facility, dated April 17, 2006 by and among Overhill Farms, Inc., the Lenders party thereto from time to time and Guggenheim Corporate Funding, LLC (1)

         10.2 First Amendment to Senior Secured Credit Facility, dated May 16, 2006, by and among Overhill Farms, Inc., Midland National Life Insurance Company, North American Company for Life and Health Insurance and Orpheus Holdings LLC and Guggenheim Corporate Funding, LLC (1)

         10.3 Pledge and Security Agreement, dated as of May 17, 2006 by and among Overhill Farms, Inc., as Grantor and Guggenheim Corporate Funding, LLC as Collateral Agent (1)

         31.1 Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

         31.2 Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

         32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

     -----------

         (1) Filed as an exhibit to our Form 8-K for May 17, 2006 and incorporated herein by reference.

         (2)      Attached hereto.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     OVERHILL FARMS, INC.
                                                     (REGISTRANT)


Date:    July 26, 2006                      By: /s/  James Rudis
                                                --------------------------------
                                                     James Rudis
                                                     Chairman, President and
                                                     Chief Executive Officer



Date:    July 26, 2006                      By: /s/  John L. Steinbrun
                                                --------------------------------
                                                     John L. Steinbrun
                                                     Senior Vice President and
                                                     Chief Financial Officer and
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