Form 10-K
period 2006-10-01
OVERHILL FARMS INC
filed 2006-11-30
CIK 1101020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

                                  ANNUAL REPORT
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended OCTOBER 1, 2006

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The aggregate market value of voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on March 31, 2006, which was the last business day of the registrant's second fiscal quarter ended April 2, 2006 (based on the closing price on such date on the American Stock Exchange) was approximately $26.2 million. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates. The registrant has no non-voting common equity.

     There were 15,267,271 shares of common stock, par value $0.01, outstanding as of November 27, 2006.

     Documents Incorporated By Reference: NONE

                                TABLE OF CONTENTS

PART I

     Item 1      Business                                                      1
     Item 1A     Risk Factors                                                  2
     Item 1B     Unresolved Staff Comments                                     7
     Item 2      Properties                                                    7
     Item 3      Legal Proceedings                                             7
     Item 4      Submission of Matters to a Vote of Security Holders           7

PART II

     Item 5      Market for Registrant's Common Stock, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities             8
     Item 6      Selected Financial Data                                       8
     Item 7      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          10
     Item 7A     Quantitative and Qualitative Disclosures About Market Risk   20
     Item 8      Financial Statements and Supplementary Data                  20
     Item 9      Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure                          20
     Item 9A     Controls and Procedures                                      20
     Item 9B     Other Information                                            20

PART III

     Item 10     Directors and Executive Officers of the Registrant           21
     Item 11     Executive Compensation                                       25
     Item 12     Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters                   29
     Item 13     Certain Relationships and Related Transactions               31
     Item 14     Principal Accountant Fees and Services                       32

PART IV

     Item 15     Exhibits and Financial Statement Schedules                   34

SIGNATURES                                                                    37

                                     PART I

ITEM 1.  BUSINESS
         --------

HISTORY

     Overhill Farms, Inc. was formed in 1995 as a Nevada corporation. We sell our products nationwide, and our headquarters and manufacturing facilities are located in Vernon, California.

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

SALES AND MARKETING

     Our revenues arise from one business segment - the development and manufacture of frozen food products. We market our products through both an internal sales force and outside food brokers. Historically, we have served foodservice, retail and airline customers.

     A significant portion of our total net revenues during the last two fiscal years was derived from two customers. Panda Restaurant Group and Jenny Craig, Inc. accounted for approximately 35% and 28%, respectively, of our revenues for the fiscal year ended October 1, 2006. We continue to work to expand our retail and foodservice customer base with the goal of reducing our reliance on these two accounts.

MANUFACTURING AND SOURCING

     In 2003, we completed the implementation of a major program to improve manufacturing efficiencies. These initiatives included the consolidation of most of our home office, manufacturing and warehousing, product development and marketing and quality control facilities into a single manufacturing facility in Vernon, California. We also maintain a protein cooking facility. In 2003, we also added equipment to improve freezing capabilities and to automate some operations in both of our facilities.

     Our ability to economically produce large quantities of our products, while maintaining a high degree of quality, is partially dependent on our ability to procure raw materials on an economical cost basis. We rely on several large suppliers for products including poultry and purchase the remaining raw materials from suppliers in the open market. We do not anticipate any particular difficulty in acquiring these materials in the future. We store raw materials, packaging and finished goods on-site or in public frozen food storage facilities until shipment. When possible and practical, we negotiate supply contracts at fixed prices to protect against market fluctuation risk.

BACKLOG

     We typically deliver products directly from finished goods inventory. As a result, we do not maintain a large backlog of unfilled purchase orders. While at any given time there may be a small backlog of orders, our backlog is not material in relation to our total revenues, nor is it necessarily indicative of trends in our business. Some orders are subject to changes in quantities or to cancellation with 30 days' notice without penalties to customers.

COMPETITION

     Our products compete with products produced by numerous regional and national firms. Many of these companies are divisions of larger highly integrated companies such as Tyson Foods and ConAgra. Competition is intense, with most firms producing similar products for the foodservice and retail industries. Competitive factors include price, product quality, flexibility, product development, customer service and, on a retail basis, name recognition. We are competitive in this market as a result of our ability to produce mid-sized/custom product runs within a short time frame on a cost effective basis and our ability to provide ancillary support services such as research and development, assistance with regulatory matters, production planning and logistics.

PRODUCT DEVELOPMENT AND MARKETING

     We maintain a comprehensive, fully staffed research and development department that formulates recipes and upgrades specific products for current and prospective customers and establishes production and quality standards. We develop products based upon customers' specifications, conventional recipes, new product trends or our own product initiatives. We are continuously developing recipes as customers' tastes and client requirements change. We also maintain a quality control department for inspection, testing, monitoring and compliance to ensure that our products are produced in accordance with our standards.

INTELLECTUAL PROPERTY

     We have registered the trademark "Overhill Farms," among others, in the United States Patent and Trademark Office, and previously acquired other trademarks including, among others, "Chicago Brothers" and "Florence Pasta and Cheese."

EMPLOYEES

     Our total hourly and salaried workforce consisted of approximately 860 employees at October 1, 2006. Most of our operations are labor intensive, generally requiring semi-skilled employees. The manufacturing employees are unionized with United Food & Commercial Workers Union, Local 770 under a three-year contract renewed effective March 1, 2005. We believe our relations with the union to be good.

REGULATION

     Food manufacturers are subject to strict government regulation, particularly in the health and environmental areas, by the United States Department of Agriculture, also called the "USDA," the Food and Drug Administration, or the "FDA," as well as Occupational Safety and Health Administration, or "OSHA," and the Environmental Protection Agency, or the "EPA." Our food processing facilities are subject to continuous on-site examination, inspection and regulation by the USDA. Compliance with the current applicable federal, state and local environmental regulations has not adversely affected our financial position, results of operations or competitive position. However, we cannot predict whether regulation by various federal, state and local governmental entities and agencies may adversely affect our future business and financial results. To date, we have never been required to recall any of our products. Since 1997, we have used a Hazard Analysis Critical Point Plan to ensure proper handling of all food items.

ITEM 1A. RISK FACTORS
         ------------

OUR ABILITY TO COMPETE EFFECTIVELY IN THE HIGHLY COMPETITIVE FOOD INDUSTRY MAY AFFECT OUR OPERATIONAL PERFORMANCE AND FINANCIAL RESULTS.

     Our continued success depends in part on our ability to be an efficient producer in the highly competitive food industry. We face competition in all of our markets from large, national companies and smaller, regional operators. Some of our competitors, including other diversified food companies, are larger and have greater financial resources than we do. From time to time, we experience price pressure in certain of our markets as a result of competitors' promotional pricing practices as well as general market conditions. Our failure to match or exceed our competitors' cost reductions through productivity gains and other improvements could weaken our competitive position. Competition is based on product quality, distribution effectiveness, brand loyalty, price, effective promotional activities, the ability to identify and satisfy emerging consumer preferences and the ability to provide ancillary support services. We may not be able to effectively compete with these larger, more diversified companies.

THE LOSS OR CONSOLIDATION OF ANY OF OUR KEY CUSTOMERS COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS BY DECREASING OUR EXISTING SALES OPPORTUNITIES AND PRICES AND INCREASING OUR MARKETING AND PROMOTIONAL EXPENSES.

     The largest purchasers of our products, Panda Restaurant Group, Inc. and Jenny Craig, Inc., accounted for approximately 35% and 28%, respectively, of our total net revenues during the fiscal year ended October 1, 2006. Despite an expected decline in sales to Panda Restaurant Group, Inc. in fiscal year 2007, we continue to expect that our sales to these customers will continue to constitute a significant percentage of our net revenues. The loss of either of these customers as a significant outlet for our products could adversely affect our competitive position and operating results if we do not obtain additional customers to offset any change in these accounts.

FUTURE DECLINES IN AIR TRAVEL AND BANKRUPTCIES OR OTHER FINANCIAL DIFFICULTIES OF OUR AIRLINE CUSTOMERS MAY ADVERSELY AFFECT OUR REVENUES, COSTS AND COLLECTIONS.

     In fiscal year 2006, sales to airline customers were approximately $21.6 million, or 12.8% of total net revenues, as compared to sales of $30.5 million in fiscal year 2005 and $29.2 million in fiscal year 2004, representing 18.8% and 21.8% of total net revenues in fiscal years 2005 and 2004, respectively. Additionally, accounts receivable from airline-related customers accounted for approximately 14.5% and 20.8% of the total accounts receivable balance at October 1, 2006 and October 2, 2005, respectively. The events of September 11, 2001 significantly reduced our sales to airline customers during the first half of fiscal year 2004. Two of our airline customers, Delta Airlines and Northwest Airlines, filed for Chapter 11 bankruptcy in fiscal year 2005. Approximately $134,000 of our receivables from Delta Airlines were written-off in fiscal year 2005. Northwest Airlines' bankruptcy filing had no financial impact on us since our receivables relating to that airline are due from a financially stable independent third-party distributor. Given the financial and business challenges facing the airline industry, we carefully monitor our receivables from all of our customers in this sector. The ongoing effect of these events on the airline industry, airline revenues, and on our business in particular, or the impact of a future occurrence of a similar event, cannot be accurately determined and could further adversely affect our financial position, results of operations or cash flows by, among other things, decreasing our sales to and making it more difficult to collect receivables from airline customers.

WE ARE A MAJOR PURCHASER OF MANY COMMODITIES THAT WE USE FOR RAW MATERIALS AND PACKAGING, AND PRICE CHANGES FOR THE COMMODITIES WE DEPEND ON MAY ADVERSELY AFFECT OUR PROFITABILITY.

     We enter into contracts for the purchase of raw materials at fixed prices, which are designed to protect us against raw material price increases during their term. However, when necessary, we attempt to recover our commodity cost increases by increasing prices, promoting a higher-margin product mix and creating additional operating efficiencies. Nevertheless, the raw materials used in our business are largely commodities that experience price fluctuations caused by external conditions and changes in governmental agricultural programs.

     We also use paper products, such as corrugated cardboard, aluminum products, films and plastics to package our products. Substantial increases in prices of packaging materials or higher prices of our raw materials could adversely affect our operating performance and financial results.

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

CONCERNS WITH THE SAFETY AND QUALITY OF FOOD PRODUCTS COULD CAUSE CUSTOMERS TO AVOID OUR PRODUCTS.

     We could be adversely affected if our customers and the ultimate consumers of our products lose confidence in the safety and quality of various food products. Adverse publicity about these types of concerns, like the publicity about genetically modified organisms and avian influenza, whether or not valid, may discourage our customers from buying our products or cause production and delivery disruptions. Any negative change in customer perceptions about the safety and quality of our products could adversely affect our business and financial condition.

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

     While we have never been required to recall any of our products and we maintain insurance that we believe is adequate to cover this type of loss, a widespread product recall could result in changes to one or more of our business processes, product shortages, a loss of customer confidence in our food or other adverse effects on our business.

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

     We believe that our trademarks and other proprietary rights, though few in number, are important to our success and competitive position. Accordingly, we devote what we believe are adequate resources to the establishment and protection of our trademarks and proprietary rights. We have taken actions to establish and protect our trademarks and other proprietary rights. However, these actions may be inadequate to prevent imitation of our products by others or to prevent others from claiming violations of their trademarks and proprietary rights by us.

     From time to time, we manufacture products under our customers' trademarks. While we generally require them to agree to indemnify us in connection with our use of their trademarks, it is possible that we could face infringement actions based upon the content provided by our customers. If any of these claims are proved valid, through litigation or otherwise, we may be required to cease using the trademarks and/or pay financial damages and/or expenses for which we are not indemnified.

SOME OF OUR SIGNIFICANT CUSTOMER AND SUPPLIER CONTRACTS ARE SHORT-TERM.

     Some of our customers and suppliers operate through purchase orders or short-term contracts. Though we have long-term business relationships with many of our customers and suppliers and alternative sources of supply for key items, we cannot be sure that any of these customers or suppliers will continue to do business with us on the same basis. Additionally, although we try to renew these contracts as they expire, there can be no assurance that these customers or suppliers will renew these contracts on terms that are favorable to us, if at all. The termination of or modification to any number of these contracts may adversely affect our business and prospects, including our financial performance and results of operations.

OUR COMMON STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS.

     During the 52-week period ended November 27, 2006, the high and low sales prices of our common stock on the American Stock Exchange ("Amex") were $4.24 per share and $2.50 per share, respectively. Prices for our shares are determined in the marketplace and may accordingly be influenced by many factors, including, but not limited to:

         o    the depth and liquidity of the market for the shares;

         o    quarter-to-quarter variations in our operating results;

         o announcements about our performance as well as the announcements of our competitors about the performance of their businesses;

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

OUR FAILURE TO ATTRACT AND RETAIN KEY MANAGEMENT PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

     Our business requires managerial, financial and operational expertise, and our future success depends upon the continued service of key personnel. As a value-added manufacturer of quality frozen food products and custom prepared foods, we operate in a specialized industry. Our key personnel have experience and skills specific to this industry, and there are a limited number of individuals with the relevant experience and skills. Though we have an employment agreement with Mr. Rudis, the agreement provides for voluntary resignation on the part of Mr. Rudis prior to the end of the term of the agreement. If we lose any of our key personnel, our business operations could be adversely affected.

A CHANGE IN CONTROL COULD RESULT IN AN EVENT OF DEFAULT UNDER OUR SECURED CREDIT FACILITY, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS.

     Our secured credit facility provides that a change in control would occur if, among other occurrences, Mr. Rudis ceases to be our chief executive officer other than due to death or disability or if a suitable replacement chief executive officer has not accepted appointment within 90 days after Mr. Rudis' death or disability, any person or group becomes the beneficial owner of 35% or more of our voting stock, or certain changes in the composition of our board occur during any period of two consecutive years. The occurrence of a change in control could permit the secured parties to terminate or reduce their loan commitments, declare all or a portion of loans then outstanding to be due and payable, and/or exercise other available rights and remedies. Depending on our financial condition at the time, we may not be able to raise sufficient funds to repay this indebtedness upon an event of default. Accordingly, the occurrence of a change in control could adversely affect our financial condition, results of operations or cash flows.

IF WE VIOLATE OUR FINANCIAL AND OTHER COVENANTS UNDER OUR SECURED CREDIT FACILITY, OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS MAY BE ADVERSELY AFFECTED BY PERMITTING SECURED PARTIES TO FORECLOSE ON OUR ASSETS OR IMPOSING ON US DEFAULT RATES OF INTEREST.

     Our $47.5 million senior secured credit facility with a five-year maturity, maturing in May 2011, is secured by a first priority lien on substantially all of our assets. The facility contains covenants whereby, among other things, we are required to maintain compliance with agreed levels of EBITDA, interest coverage, fixed charge coverage, leverage targets, and annual capital expenditures and incremental indebtedness limits. If we violate these covenants and are unable to obtain waivers or renegotiate the terms of the covenants, we could become subject to, among other things, interest rate increases and acceleration of maturity of the loans, which could adversely affect our financial condition, results of operations or cash flows.

A SMALL NUMBER OF STOCKHOLDERS BENEFICIALLY OWNS A SIGNIFICANT PERCENTAGE OF OUR OUTSTANDING COMMON STOCK AND THEREFORE COULD SIGNIFICANTLY INFLUENCE OR CONTROL MATTERS REQUIRING STOCKHOLDER APPROVAL.

     Assuming the exercise of the aggregate options issued to our executive officers and directors to purchase shares of our common stock, our executive officers and directors and stockholders who beneficially own greater than 5% of our common stock were beneficial owners, in the aggregate, of approximately 52% of our outstanding common stock as of November 27, 2006. These stockholders, if acting together, could be able to significantly influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

FUTURE SALES OF SHARES OF OUR COMMON STOCK BY OUR STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE.

     We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. As of November 27, 2006, we had outstanding 15,267,271 shares of common stock. An aggregate of 5,283,861 of these shares were then included for resale under a registration statement that was declared effective on April 13, 2006. As of November 27, 2006, there were outstanding options to purchase up to 1,102,000 shares of common stock. All of the shares of common stock underlying these options are covered on an existing effective registration statement. Sales of shares of our common stock in the public market covered under the effective registration statement, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
         -------------------------

     Not applicable.

ITEM 2.  PROPERTIES
         ----------

     We lease two manufacturing facilities in Vernon, California. In January 2002, we entered into a ten-year lease, with an option for a five-year renewal, for a facility, Plant No. 1, that has been expanded to 170,000 square feet. Most of our home office, manufacturing and warehousing, product development and marketing and quality control facilities have been consolidated into this single location. We also maintain a facility, Plant No. 2, primarily for cooking protein. In addition, we lease two dry goods storage facilities on a month-to-month basis. These leased facilities include a 25,000 square foot facility in Vernon, California and a 7,620 square foot facility in Huntington Park, California.

     We believe that our new Plant No. 1, currently operating at approximately 60% capacity, is adequate to meet our requirements for the foreseeable future. In fiscal year 2006, items that were processed at Plant No. 1 (some of which included components that were processed at Plant No. 2) accounted for sales of approximately $102,539,000. Items that were processed in Plant No. 2 that did not require further processing in Plant No. 1 accounted for the balance of sales in fiscal year 2006 of approximately $65,299,000. As our sales of cooked protein grow, it may become necessary to augment the cooking capacity that we now have at Plant No. 2. We are in the process of evaluating our cooking capacity. If we deem additional cooking capacity to be necessary, estimated capital expenditures for that capacity could range from $5 million to $10 million during fiscal years 2007 and 2008, depending on the amount of additional cooking capacity added, if any. We anticipate that cash generated from operating activities and borrowing availability under our existing credit facilities will fund capital expenditures.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------
         AND ISSUER PURCHASES OF EQUITY SECURITIES
         -----------------------------------------

MARKET INFORMATION AND HOLDERS

     Our common stock has traded on Amex under the symbol "OFI" since November 1, 2002. At November 27, 2006, we had 179 stockholders of record. The following table sets forth the range of high and low sales prices for our common stock on Amex for the periods indicated:

              FISCAL 2005
              -----------
         First Quarter from September 27, 2004
              to January 2, 2005                     $   1.75           $   1.00

         Second Quarter from January 3, 2005
              to April 3, 2005                       $   3.50           $   1.25

         Third Quarter from April 4, 2005
              to July 3, 2005                        $   3.75           $   1.75

         Fourth Quarter from July 4, 2005
              to October 2, 2005                     $   4.40           $   3.00

              FISCAL 2006
              -----------
         First Quarter from October 3, 2005
              to January 1, 2006                     $   4.24           $   3.03

         Second Quarter from January 2, 2006
              to April 2, 2006                       $   3.73           $   2.79

         Third Quarter from April 3, 2006
              to July 2, 2006                        $   3.60           $   2.98

         Fourth Quarter from July 3, 2006
              to October 1, 2006                     $   3.90           $   2.50

DIVIDENDS

     We have never paid cash dividends on our common stock. We currently anticipate that no cash dividends will be paid on our common stock in the foreseeable future in order to conserve cash for use in our businesses. Our current financing arrangements prohibit us from paying cash dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     None.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

     The following table sets forth selected historical financial data of Overhill Farms, Inc. The selected financial data as of and for each of the last five fiscal years are derived from the financial statements of Overhill Farms, Inc., which have been audited by Ernst & Young LLP, independent registered public accounting firm.

     Before the spin-off that occurred in October 2002, we operated as part of TreeCon Resources, Inc. Because the prior year data for fiscal year 2002 reflects a period during which we did not operate as an independent public company, the data may not reflect the results of operations or the financial position that would have resulted if we had operated as a separate, independent public company throughout each of the periods shown. Comparability of the data is also affected by fiscal year 2006 and fiscal years 2002 through 2004 being 52-week periods and fiscal year 2005 being a 53-week period. In addition, the data may not necessarily be indicative of our future results of operations or financial position. The historical data should be read in conjunction with sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the related notes included elsewhere in this Form 10-K.


                                                      FISCAL YEAR ENDED
                           ------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS        OCTOBER 1,       OCTOBER 2,    SEPTEMBER 26,    SEPTEMBER 28,   SEPTEMBER 29,
 DATA                             2006             2005            2004            2003             2002
                                  ----             ----            ----            ----             ----
(IN THOUSANDS, EXCEPT
 PER SHARE DATA):

Net revenues                     $168,310       $162,566        $133,957         $136,950        $138,901
Operating income                   14,288         11,903           6,245            1,842           7,298

Income (loss) before
   extraordinary items              5,102          3,696          (2,142)          (6,422)          1,030
Net income (loss)                   5,102          3,696          (2,142)          (6,422)          1,030

Net income (loss) per
   share - Basic (a)                $0.34          $0.25          $(0.14)          $(0.53)          $0.11

Net income (loss) per
   share - Diluted  (a)             $0.32          $0.24          $(0.14)          $(0.53)          $0.09


                                                    AS OF FISCAL YEAR ENDED
                           ------------------------------------------------------------------------------------
BALANCE SHEET DATA             OCTOBER 1,       OCTOBER 2,    SEPTEMBER 26,    SEPTEMBER 28,   SEPTEMBER 29,
(IN THOUSANDS)                    2006             2005            2004            2003             2002
                                  ----             ----            ----            ----             ----


Total assets                      $58,128        $56,221         $59,550          $56,182         $59,018
Long-term debt                     37,219         45,058          47,775           44,950          36,242
Total liabilities                  51,191         54,844          62,031           56,521          53,666
Retained (deficit)
earnings (b)                       (3,405)        (8,507)        (12,203)         (10,061)          7,842
Stockholders' equity
(deficit)                           6,937          1,378          (2,481)            (339)          5,352


(a) Per share data for fiscal year ended September 29, 2002 has been retroactively adjusted for the 12,010-shares-for-1 stock split declared by our board of directors in October 2002 in connection with the spin-off transaction.

(b) The decline in retained earnings (deficit) from September 29, 2002 to September 28, 2003 of $17,903 includes the fiscal year 2003 net loss of $6,422 and the offset against retained earnings (deficit) of the net receivable due from TreeCon Resources, our former parent, in the amount of $11,481.

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

     Our goal is to be a leading developer and manufacturer of value-added food products and provider of custom prepared foods. We intend to create superior value for our stockholders by continuing to execute our growth and operating strategies, including:

         o diversifying our customer base, focusing on sectors we believe have attractive growth characteristics, such as foodservice and retail;

         o    investing in and operating efficient production facilities;

         o    providing value-added ancillary support services to customers;

         o offering a broad range of products to customers in multiple channels of distribution; and

         o continuing to pursue growth through strategic acquisitions and investments.

     Fiscal years 2006 and 2004 were 52-week periods, and fiscal year 2005 was a 53-week period. Net revenues increased 3.5% for the fiscal year ended October 1, 2006 as compared to the fiscal year ended October 2, 2005. During fiscal year 2006, increased sales in the retail and foodservice categories offset the decline in airline sales. We expect future sales growth to be driven primarily by the retail and foodservice areas. We experienced a 21.4% increase in net revenues for the fiscal year ended October 2, 2005 as compared to the fiscal year ended September 26, 2004. The increase in net revenues during fiscal year 2005 was due to growth in all business categories.

     Our gross profit increased 8.8% during fiscal year 2006 and 38.3% during fiscal year 2005. Operating income increased 20.0% for the fiscal year ended October 1, 2006 and 90.6% for the fiscal year ended October 2, 2005 due to increases in sales, manufacturing efficiencies and reductions in selling, general and administrative expenses ("SG&A"). Cost of sales declined as a percentage of net revenues to 87.2% in fiscal year 2006 from 87.8% in fiscal year 2005 and 89.3% in fiscal year 2004. SG&A as a percentage of net revenues improved to 4.3% in fiscal year 2006 from 4.8% in fiscal year 2005 and 6.0% in fiscal year 2004.

     As described under the "Liquidity and Capital Resources" heading below, during fiscal year 2006 we refinanced our existing debt of $44.5 million. The new credit facility with Guggenheim Corporate Funding, LLC ("GCF") is a $47.5 million senior secured credit facility with a five-year maturity and is secured by a first priority lien on substantially all of our assets. The facility is structured as a $7.5 million non-amortizing revolving loan, a $25.0 million amortizing Tranche A Term Loan and a $15.0 million non-amortizing Tranche B Term Loan.

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

FISCAL YEAR ENDED OCTOBER 1, 2006 COMPARED TO FISCAL YEAR ENDED OCTOBER 2, 2005


                                                                DOLLAR       PERCENTAGE     RESULTS AS A PERCENTAGE OF NET
                                    FISCAL YEAR ENDED          VARIANCE       VARIANCE    REVENUES FOR THE FISCAL YEAR ENDED
                                    -----------------          --------       --------    ----------------------------------
                                 OCTOBER 1,    OCTOBER 2,      FAVORABLE      FAVORABLE      OCTOBER 1,      OCTOBER 2,
                                   2006          2005        (UNFAVORABLE)  (UNFAVORABLE)       2006            2005
                                   ----          ----        -------------  -------------      -----           -----
                                     (IN THOUSANDS)                (IN THOUSANDS)
  Net revenues                  $ 168,310     $ 162,566        $ 5,744           3.5%          100.0%          100.0%

  Cost of sales                   146,825       142,813         (4,012)         (2.8)          (87.2)          (87.8)
                                ---------     ---------        -------         -----          ------          ------

  Gross profit                     21,485        19,753          1,732           8.8            12.8            12.2

  Selling, general and
    administrative expenses         7,196         7,850            654           8.3            (4.3)           (4.8)
                                ---------     ---------        -------         -----          ------          ------

  Operating income                 14,289        11,903          2,386          20.0             8.5             7.3

  Other expenses                    5,731         6,371            640          10.0            (3.4)           (3.9)
                                ---------     ---------        -------         -----          ------          ------

  Income before income
    taxes                           8,558         5,532          3,026          54.7             5.1             3.4

  Income tax provision              3,456         1,835         (1,621)        (88.3)           (2.1)           (1.1)
                                ---------     ---------        -------         -----          ------          ------

  Net income                       $5,102        $3,697        $ 1,405          38.0%            3.0%            2.3%
                                =========     =========        =======         =====          ======          ======

     NET REVENUES. Net revenues for the fiscal year ended October 1, 2006 increased $5,744,000 (3.5%) to $168,310,000 from $162,566,000 for the fiscal year ended October 2, 2005.

     Retail net revenues increased $9,703,000 (13.6%) to $80,979,000 for the fiscal year ended October 1, 2006 from $71,276,000 for the fiscal year ended October 2, 2005. The increase in retail sales was largely due to a 53% increase in sales to Jenny Craig and to sales generated by two new customers added in the fiscal year ended October 1, 2006. These sales increases more than offset lost revenues from discontinued product lines and lower sales to some retail customers.

     Foodservice net revenues increased $4,989,000 (8.2%) to $65,761,000 for the fiscal year ended October 1, 2006 from $60,772,000 for the fiscal year ended October 2, 2005 due to increased sales to an existing customer, partially offset by decreased revenue from the loss of a product for an existing foodservice customer.

     Airline net revenues decreased $8,948,000 (29.3%) to $21,570,000 for the fiscal year ended October 1, 2006 from $30,518,000 for the fiscal year ended October 2, 2005. The decline in airline sales was primarily attributable to American Airlines' decision in February 2005 to remove meals from the coach cabins of all of its domestic flights and partly attributable to significantly reduced sales to Delta Airlines subsequent to their bankruptcy filing. Year-over-year comparisons will reflect the loss of sales to Delta Airlines through the first quarter of fiscal year 2007.

         Panda Restaurant Group, Inc. ("Panda") has added a third supplier of the products we sell to Panda and has indicated it plans to spread its orders for calendar year 2007 among the three suppliers in order to diversify its sources of supply as it continues to expand. We expect foodservice sales for fiscal year 2007 to decline when Panda reallocates approximately $20 million of previously anticipated orders from us to the other Panda suppliers. We expect this reallocation and sales decline will occur early in the second quarter of fiscal year 2007. However, we believe that our relationship with Panda remains strong, and we expect to participate in its future growth.

     We expect that this anticipated decline in foodservice sales will be offset in fiscal year 2007 by sales to new retail customers. Anticipated sales to our largest prospective retail customer are not expected to begin until late in the second quarter of fiscal year 2007. We are now in contract negotiations with this prospective customer and have scheduled test runs of several of their products for December 2006.

     We believe airline meals will continue to be a profitable part of our overall business despite the financial and business challenges facing the airline industry.

     GROSS PROFIT. Gross profit for the fiscal year ended October 1, 2006 increased $1,732,000 (8.8%) to $21,485,000 from $19,753,000 for the fiscal year ended October 2, 2005. The majority of this increase is attributable to net revenues increasing $5,744,000. The balance of the increase was the result of improvement in gross profit as a percentage of net revenues to 12.8% for the fiscal year ended October 1, 2006 from 12.2% for the fiscal year ended October 2, 2005. Margin improvement was attributable to better operating leverage resulting from higher sales volume and better pricing of raw materials.

     We modified our estimate for recording inventory reserves during the first quarter of fiscal year 2005 to apply estimated reserve percentages to aging categories. The impact of this change in estimate resulted in a one-time increase to cost of sales and decrease in gross profit of approximately $650,000 or a 0.4% decline in gross profit as a percentage of net revenues during fiscal year 2005.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses decreased $654,000 (8.3%) to $7,196,000 (4.3% of net revenues) for the fiscal year ended October 1, 2006 from $7,850,000 (4.8% of net revenues) for the fiscal year ended October 2, 2005. The decrease in SG&A expenses resulted from a $417,000 reduction in professional, legal and consulting fees, a $152,000 decline in brokerage and royalty expenses due to reduced club store sales and a reduction of $59,000 in corporate expenses. In addition, bad debt expense was reduced in the current year as no additional allowances were added to the reserve for doubtful accounts as compared to the addition of $170,000 in the prior year. These reductions were partially offset by increases of $116,000 in sales promotional activities and increases of $80,000 and $45,000 in payroll and insurance costs, respectively. The fact that fiscal year 2006 was one week shorter than fiscal year 2005 also contributed to the decline in SG&A expenses. As a result of the refinancing described under the "Liquidity and Capital Resources" heading below, we have begun to experience savings of $180,000 in annual consulting fees that we had been paying to Levine Leichtman Capital Partners II, L.P. ("LLCP").

     OPERATING INCOME. Operating income increased $2,386,000 (20.0%) to $14,289,000 for the fiscal year ended October 1, 2006 from $11,903,000 for the fiscal year ended October 2, 2005. The increase in operating income was the result of improvements in sales, gross margins and SG&A as noted above.

     OTHER EXPENSES. Other expenses decreased $640,000 (10.0%) for the fiscal year ended October 1, 2006 to $5,731,000 from $6,371,000 for fiscal year ended October 2, 2005. Other expenses for fiscal year 2005 included $245,000 of loss on disposal of fixed assets. Interest expense declined by 13.0% from $5,912,000 to $5,144,000 due to the reduction of $4,079,000 in the face amount of debt in the past twelve months through voluntary principal payments and lower interest rates as a result of the refinancing. A total reduction in annual interest expense of approximately $1,000,000 is anticipated during the first twelve months of our new credit agreement. These anticipated savings may not be fully realized if there are future increases in market interest rates or if we fail to meet our financial and other covenants under our secured credit facility. The fiscal year ended October 1, 2006 included a pretax debt extinguishment charge of approximately $176,000 in connection with the termination of the LLCP and Pleasant Street Investors, LLC ("PSI") financing arrangements.

     INCOME TAX PROVISION. Income tax expense was $3,456,000 for the fiscal year ended October 1, 2006 as compared to $1,835,000 for the fiscal year ended October 2, 2005. The difference was a result of income before taxes increasing $3,026,000 from $5,532,000 for the fiscal year ended October 2, 2005 to $8,558,000 during the year ended October 1, 2006. The effective tax rates were 40.4% and 33.2% for fiscal years 2006 and 2005, respectively. The effective tax rate for the fiscal year ended October 1, 2006 did not materially differ from the statutory rate. The difference between the effective tax rate and the statutory tax rate for the fiscal year ended October 2, 2005 was the result of the reversal of the valuation reserve of $425,000 that was established in fiscal year 2004.

     During the fiscal year ended October 2, 2005, as a result of improved operating results, we concluded that it was more likely than not that our deferred tax assets would be realized. Accordingly, we reversed $337,000 of the previously recorded valuation allowance against a portion of our deferred tax assets.

     NET INCOME. Net income for the fiscal year ended October 1, 2006 was $5,102,000 or $0.34 per basic share and $0.32 per diluted share as compared to net income of $3,697,000 or $0.25 per basic share and $0.24 per diluted share for the fiscal year ended October 2, 2005.

     We currently expect to continue profitable operations primarily through (a) growing revenues from profitable product lines and increasing our customer base,
(b) improving gross margins by streamlining additional costs and continuing to leverage the manufacturing and storage facilities to improve manufacturing efficiency, and (c) reducing future interest costs on outstanding debt through permitted pre-payments on our debt. However, no assurance can be given that we will be successful. As discussed in "Risk Factors" contained in Item 1A of this report, we may be unable to improve our operating results if we suffer a decline in our manufacturing efficiency, the loss of major customers, declines in air travel, adverse changes in our operating costs or raw materials costs or other adverse changes to our business.

FISCAL YEAR ENDED OCTOBER 2, 2005 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 26,
2004

                                                                                      RESULTS AS A PERCENTAGE
                                                          DOLLAR        PERCENTAGE    OF NET REVENUES FOR THE
                                 FISCAL YEAR ENDED       VARIANCE        VARIANCE        FISCAL YEAR ENDED
                                 -----------------       --------        --------        -----------------
                            OCTOBER 2,   SEPTEMBER 26,   FAVORABLE      FAVORABLE     OCTOBER 2,  SEPTEMBER 26,
                               2005          2004      (UNFAVORABLE)  (UNFAVORABLE)     2005          2004
                            ---------      ---------   -------------  -------------   ----------  -------------
                                 (IN THOUSANDS)                (IN THOUSANDS)
Net revenues                $ 162,566      $ 133,957     $  28,609          21.4%        100.0%        100.0%

Cost of sales                 142,813        119,676       (23,137)        (19.3)        (87.8)        (89.3)
                            ---------      ---------     ---------       -------       -------       -------

Gross profit                   19,753         14,281         5,472          38.3          12.2          10.7

Selling, general and
  administrative expenses       7,850          8,036           186           2.3          (4.8)         (6.0)
                            ---------      ---------     ---------       -------       -------       -------

Operating income               11,903          6,245         5,658          90.6           7.3           4.7

Other expenses                  6,371          9,755         3,384          34.7          (3.9)         (7.3)
                            ---------      ---------     ---------       -------       -------       -------

Income (loss) before
  income taxes                  5,532         (3,510)        9,042         257.6           3.4          (2.6)

Income tax  (benefit)
  provision                     1,835         (1,368)       (3,203)       (234.1)         (1.1)          1.0
                            ---------      ---------     ---------       -------       -------       -------

Net income (loss)           $   3,697      $  (2,142)    $   5,839         272.6%          2.3%         (1.6)%
                            =========      =========     =========       =======       =======       =======

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

     GROSS PROFIT. Gross profit for the fiscal year ended October 2, 2005 increased $5,472,000 (38.3%) to $19,753,000 from $14,281,000 for the fiscal year ended September 26, 2004. The majority of this increase was attributable to net revenues increasing $28,609,000. The balance of the increase was the result of improvement in gross profit as a percentage of net revenues to 12.2% for the fiscal year ended October 2, 2005 from 10.7% for the fiscal year ended September 26, 2004. Margin improvement was attributable to better leveraging of manufacturing overhead costs (which represented $40,392,000 and $34,302,000 or 24.8% and 25.6% of sales in fiscal years 2005 and 2004, respectively) and efficiencies due to the plant consolidation and better pricing of raw materials.

     We modified our estimate for recording inventory reserves during the first quarter of fiscal year 2005 to apply estimated reserve percentages to aging categories. The impact of this change in estimate resulted in a one-time increase to cost of sales and decrease in gross profit of approximately $650,000 or a 0.4% decline in gross profit as a percentage of net revenues during fiscal year 2005.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A for the fiscal year ended October 2, 2005 decreased $186,000 (2.3%) to $7,850,000 (4.8% of net revenues) from $8,036,000 (6.0% of net revenues) for the fiscal year ended September 26, 2004. Demonstration and promotional expenses declined from previous levels as a result of a decline in sales to a customer who required us to pay a portion of those costs. These declines were offset by $152,000 of costs associated with our exploration of strategic financial alternatives to improve stockholder value, increases in insurance costs and approximately $134,000 in provision for bad debt related to the write-off of Delta Airlines receivables.

     OPERATING INCOME. Operating income increased $5,658,000 (90.6%) to $11,903,000 for the fiscal year ended October 2, 2005 from $6,245,000 for the fiscal year ended September 26, 2004. The increase in operating income was the result of improvements in sales, gross margins and SG&A as noted above.

     OTHER EXPENSES. Other expenses for the fiscal year ended October 2, 2005, which consisted primarily of various financing-related charges, decreased $3,384,000 (34.7%) to $6,371,000 from $9,755,000 for the fiscal year ended
September 26, 2004. The decrease was attributable to savings realized from refinancing our debt with LLCP and PSI. In particular, amortization of deferred financing costs decreased $283,000 (56.0%). Additionally, interest expense declined $447,000 (7.0%) due to the early pay-off of the Term B Loan with PSI on June 30, 2005. Included in other expenses for the fiscal year ended September 26, 2004 was a charge of $2,778,000 (primarily non-cash) for debt extinguishment expenses related to the write-off of deferred financing costs and debt issue costs in connection with the October 2003 refinancing with LLCP and PSI.

     INCOME TAX PROVISION. Income tax expense was $1,835,000 for fiscal year ended October 2, 2005 compared to a benefit of $1,368,000 for fiscal year ended September 24, 2004. We generated net income before taxes during the fiscal year ended October 2, 2005, thus creating an income tax expense. We had a tax benefit in the fiscal year ended September 26, 2004 due to operating losses generated during the year. The effective tax rates were 33.2% and (38.9%) for fiscal years 2005 and 2004, respectively. The difference between the effective tax rate and the statutory tax rate for the fiscal year ended October 2, 2005 was the result of the reversal of the valuation reserve of $425,000 that was established in fiscal year 2004. The effective tax rate for the fiscal year ended September 26, 2004 did not materially differ from the statutory tax rate.

     During fiscal year 2004, we recorded a $425,000 valuation allowance against a portion of our deferred tax assets, since, at that time, it was believed that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future. However, in fiscal year 2005, as a result of improved operating results, we concluded that it was more likely than not that our deferred tax assets would be realized. Accordingly, we reversed $337,000 of the previously recorded valuation allowance.

     NET INCOME (LOSS). The net result for the fiscal year ended October 2, 2005 was net income of $3,697,000 or $0.25 per basic share and $0.24 per diluted share as compared to a net loss of $2,142,000 or ($0.14) per basic and diluted share for the fiscal year ended September 26, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     We believe that the items in our financial statements that are most relevant to assessing our liquidity are our cash and cash equivalents and cash generated from our operating activities. Our cash and cash equivalents decreased $544,000 to $2,111,000 at October 1, 2006 from $2,655,000 at October 2, 2005.
Our principal sources of liquidity are cash generated from our operating activities and availability under the GCF revolving loan. During the fiscal year ended October 1, 2006, our operating activities provided cash of $7,229,000 as compared to cash provided of $8,320,000 during the fiscal year ended October 2, 2005. Cash generated from operations before working capital changes for the fiscal year ended October 1, 2006 was $10,221,000 as compared to $7,745,000 for the fiscal year ended October 2, 2005. We used operating cash flows to finance working capital needs of $2,991,000 primarily as a result of increasing sales during fiscal year 2006. Working capital needs during the fiscal year ended October 1, 2006 resulted from a $1,016,000 increase in accounts payable, offset by increases of $2,267,000 and $1,535,000 in accounts receivable and inventories, respectively. As of October 1, 2006, we had working capital of $17,673,000.

     During the fiscal year ended October 1, 2006, our investing activities, comprising capital expenditures and proceeds from the sale of shares of TreeCon Resources, resulted in a net use of cash of approximately $2,196,000, as compared to a net use of cash of approximately $1,644,000 during the fiscal year ended October 2, 2005. Current year additions to property and equipment relate to the purchase of new machinery to replace aging equipment and to automate certain manufacturing processes. We are in the process of evaluating our cooking capacity. If we deem additional cooking capacity to be necessary, estimated capital expenditures for that capacity could range from $5 million to $10 million during fiscal years 2007 and 2008, depending on the amount of additional cooking capacity added, if any. We anticipate that cash generated from operating activities and borrowing availability under our existing credit facilities will fund capital expenditures.

     During the fiscal year ended October 1, 2006, our financing activities resulted in a use of cash of $5,576,000 as compared to a use of cash of $5,631,000 during the fiscal year ended October 2, 2005. The use of cash during the fiscal year ended October 1, 2006 consisted primarily of $4,403,000 of principal payments that reduced our outstanding debt. The principal payments consisted of $858,000 under our previous financing arrangements, $3,500,000 under our new facility and $45,000 to retire other previously outstanding debt. Financing activities for the fiscal year ended October 1, 2006 also included payment of $1,632,000 of debt issue costs that partially were offset by $324,000 of borrowings under equipment loans.

     On April 17, 2006, we executed a senior secured credit agreement with GCF. Under the credit agreement, GCF acts as collateral agent, administrative agent, arranger and syndication agent in connection with loans made by various lenders, including affiliates of GCF.

     The facility with GCF is a $47.5 million senior secured credit facility with a five-year maturity, maturing in May 2011, and is secured by a first priority lien on substantially all of our assets. The facility is structured as a $7.5 million non-amortizing revolving loan, a $25.0 million amortizing Tranche A Term Loan and a $15.0 million non-amortizing Tranche B Term Loan. The facility bears interest, adjustable quarterly, at LIBOR plus the Applicable Margin (listed below) for LIBOR loans or, at our option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus an applicable margin, as follows:

                                           Applicable
                                           Margin for
                        Total Debt to    Alternate Base                   Applicable Margin for
                         EBITDA Ratio      Rate Loans                          LIBOR Loans
                          for Last       --------------     --------------------------------------------------
                           Twelve                                                Tranche A          Tranche B
                           Months        Revolving Loan     Revolving Loan       Term Loan          Term Loan
                         -----------     --------------     --------------       ---------          ---------
Greater than              3.00:1.00           2.50%              3.50%              3.75%              6.25%

Greater than or
equal to but less         2.00:1.00
than or equal to          3.00:1.00           2.25%              3.25%              3.50%              6.00%

Less than                 2.00:1.00           2.00%              3.00%              3.25%              5.75%
---------------------------------------------------------------------------------------------------------------

     Initial funding under the GCF credit facility was made on May 17, 2006 in the amount of $44.5 million through the issuance of Tranche A Term Loans in the principal amount of $25.0 million, Tranche B Term Loans in the principal amount of $15.0 million and LIBOR revolving loans in the principal amount of $4.5 million. As of October 1, 2006, our principal balances on these loans totaled $41.0 million, consisting of $24.0 million in Tranche A Term Loans, $15.0 million in Tranche B Term Loans and $2.0 million in LIBOR revolving loans. At October 1, 2006, interest rates on the Tranche A Term Loans, Tranche B Term Loans and LIBOR revolving loans were 8.8%, 11.3% and 8.6%, respectively.

     Initial proceeds from the GCF facility were used to repay approximately $44.5 million in existing debt and related fees and expenses of LLCP and PSI in connection with the termination of our financing arrangements with them comprising a secured senior subordinated note payable to LLCP and a senior Term A note payable to PSI and to pay approximately $1.6 million in fees and expenses relating to the new financing. Of these fees, $1.4 million is recorded as debt discount, net of accumulated amortization, on the accompanying balance sheet as of October 1, 2006. We recorded a pretax charge of approximately $176,000 in connection with the termination of the LLCP and PSI financing arrangements in the third quarter of fiscal year 2006.

      The GCF facility contains covenants whereby, among other things, we are required to maintain compliance with agreed levels of EBITDA, interest coverage, fixed charge coverage, leverage targets, and annual capital expenditures and incremental indebtedness limits. Mandatory prepayments under the facility are required based on excess cash flow as defined in the agreement and upon receipt of proceeds from a disposition or payment from a casualty or condemnation of the collateralized assets and voluntary prepayments under the facility are generally permitted as provided in the agreement. The facility also contains customary restrictions on incurring indebtedness and liens, making investments, paying dividends and making loans or advances.

     On September 21, 2006, we entered into a 5-year loan in the principal amount of $324,000 at a fixed interest rate of 7.5% to finance the purchase of machinery used for manufacturing processes.

     As of October 1, 2006, we were in compliance with the covenant requirements of the agreement with GCF. We believe it is probable that we will remain in compliance with all of those covenant requirements for the foreseeable future. However, if we fail to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under our financing arrangements could result and interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect our financial condition, results of operations or cash flows.

     We believe that funds available to us from operations and existing capital resources will be adequate for our capital requirements for at least the next twelve months.

     Following is a summary of our contractual obligations at October 1, 2006:

                                                                       PAYMENTS DUE BY PERIOD
                                                                       ----------------------


            CONTRACTUAL                                        WITHIN                                          MORE THAN
            OBLIGATIONS                       TOTAL            1 YEAR          2-3 YEARS       4-5 YEARS        5 YEARS
            -----------                       -----            ------          ---------       ---------        -------
         Debt maturities (1)              $ 42,166,070      $  2,997,421      $ 4,958,112    $ 34,210,537     $         -

         Interest expense (2)               18,185,842         4,319,602        7,956,809       5,909,431               -

         Operating lease
            obligations                     13,234,687         1,980,891        3,657,470       2,640,358       4,955,968

         Other obligations                     633,858           610,272           23,586               -               -

         Open purchase orders               16,170,036        16,170,036                -               -               -
                                          ------------      ------------     ------------     ------------    -----------

         Total contractual
            obligations                   $ 90,390,493      $ 26,078,222     $ 16,595,977     $ 42,760,326    $ 4,955,968
                                          ============      ============     ============     ============    ===========

         (1) Includes General Electric Capital Corporation lease of $842,168 that was amended on October 2, 2006 as described below.
         (2) Assumes only mandatory principal pay-downs and the use of the LIBOR rate as of September 29, 2006 on the GCF debt and fixed rate interest payments on equipment loans.

     In January 2002, we entered into a lease for a 170,000 square foot facility in Vernon, California, and we have consolidated certain of our home office, manufacturing and warehousing, product development, and marketing and quality control facilities into this single location. See "Business-Manufacturing and Sourcing" in Part I, Item 1 of this report.

     We amended our existing operating lease agreements with General Electric Capital Corporation on October 2, 2006. The amended lease results in a three-year capital lease in the principal amount of $842,168 at a fixed interest rate of 8.15% with a $1 bargain purchase option at the expiration of the lease.

     Rent payments on the previous operating lease agreements have been charged to expense on a straight-line basis resulting in a deferred rent asset balance of $532,000 at October 1, 2006. This balance will be amortized over the remaining term of the lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases."

RECENT ACCOUNTING PRONOUNCEMENTS

     In October 2006, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 123R-5, "Amendment of FASB Staff Position FAS 123(R)-1" ("FSP 123(R)-5"). FSP 123(R)-5 amends FSP 123(R)-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made solely to reflect an equity restructuring that occurs when the holders are no longer employees. We do not expect the adoption of FSP 123(R)-5 to have a material impact on our financial condition, results of operations or cash flows.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact adoption may have on our financial condition or results of operations.

     In September 2006, the staff of the Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Commission staff have stated that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 will be effective for fiscal years ending on or after November 15, 2006. We do not expect that SAB 108 will have a material impact on our financial condition, results of operations or cash flows.

     In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 became effective for us as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial condition, results of operations or cash flows.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which, under most circumstances, requires retrospective application of a change in accounting principle. SFAS No. 154 also requires the restatement of previously issued financial statements when reporting the correction of an error. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The adoption did not have a material impact on our financial statements.

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

     CONCENTRATIONS OF CREDIT RISK. Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral from our customers. A bankruptcy or other significant financial deterioration of any customers could impact their future ability to satisfy their receivables with us. Our allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions. Until fiscal 2003, bad debt expense and accounts receivable write-offs, net of recoveries, were immaterial as we generally transact the substantial portion of our business with large, established food or service related businesses. For the fiscal years ended October 1, 2006, October 2, 2005 and September 26, 2004, our write-offs, net of recoveries, to the allowance for doubtful accounts were approximately $181,000, $99,000 and $95,000, respectively.

     A significant portion of our total net revenues during the last two fiscal years was derived from two customers. Panda Restaurant Group, Inc. and Jenny Craig, Inc. accounted for approximately 35% and 28%, respectively, of our revenues for the fiscal year ended October 1, 2006 and approximately 34% and 38%, respectively, of our total accounts receivable balance at October 1, 2006. Panda Restaurant Group, Inc. and Jenny Craig, Inc. accounted for approximately 31% and 19% respectively, of our revenues for the fiscal year ended October 2, 2005 and approximately 39% and 25%, respectively, of our total accounts receivable balance at October 2, 2005.

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

     A reserve is established for the estimated aged surplus, spoiled or damaged products, and discontinued inventory items and components. The amount of the reserve is determined by analyzing inventory composition, expected usage, historical and projected sales information, and other factors. Changes in sales volume due to unexpected economic or competitive conditions are among the factors that could result in material increases or decreases to the reserve. During the quarter ended January 2, 2005, we revised our method to apply reserve estimation percentages to aging categories. The effect of this change in estimate resulted in one-time higher cost of sales and lower gross profit of approximately $650,000 and lowered net income by approximately $370,000 for the three months ended January 2, 2005.

     EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED. We evaluate the excess of cost over fair value of net assets acquired (goodwill) at least annually for impairment in accordance with SFAS No. 142. We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data. At October 1, 2006, we had goodwill of $12.2 million. A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

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

         o changes in governmental laws and regulations, including income taxes; and

         o other factors as may be discussed in this report, including those risk factors described under Item 1A of this report and in other reports we file with the Securities and Exchange Commission ("Commission").

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     INTEREST RATE RISK - OBLIGATIONS. We are subject to interest rate risk on variable interest rate obligations. A hypothetical 10% increase in average market interest rates would increase by approximately $403,000 the annual interest expense on our debt outstanding as of October 1, 2006. We are also subject to interest rate risk on our fixed interest rate obligations. Based upon outstanding amounts of fixed rate obligations as of October 1, 2006, a hypothetical 10% decrease in average market interest rates would increase the fair value of outstanding fixed rate debt by approximately $6,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     See the index to financial statements included in Part IV, Item 15. The supplementary financial information required by Item 302 of Regulation S-K is contained in Note 13 of the notes to financial statements included in this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     None.

ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of October 1, 2006, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

     During the quarter ended October 1, 2006, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION
         -----------------

     As described under the subheading "Employment Contracts and Termination of Employment and Change-in-Control Arrangements - Executive Bonus Program" contained in Item 11 of Part III of this report, on August 17, 2006, upon recommendation of the compensation committee, our board of directors approved bonus programs for fiscal year 2006 for our named executive officers. The bonuses will be paid in fiscal year 2007.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

     The following table sets forth certain information regarding our directors and executive officers as of November 27, 2006.

                                              PRESENT POSITIONS HELD             DIRECTOR
            NAME               AGE                 IN OUR COMPANY                 SINCE
---------------------------    ---    ---------------------------------------    --------
James Rudis                    56     Chairman of the Board, President, Chief      1995
                                      Executive Officer and Director
John L. Steinbrun              43     Senior Vice President, Chief Financial       2003
                                      Officer, Chief Operating Officer and
                                      Director
Richard A. Horvath             60     Senior Vice President and Secretary            -
Harold Estes                   66     Director                                     2002
Geoffrey A. Gerard(1)(2)(3)    61     Director                                     2002
Alexander Auerbach(2)(3)       62     Director                                     2004
Louis J. Giraudo(1)(2)         60     Director                                     2004
Alexander Rodetis, Jr.(1)      64     Director                                     2004

-----------------------------------------------------------------------------------------

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

     RICHARD A. HORVATH has served as our Senior Vice President and Secretary since November 1997. Mr. Horvath also served as our Chief Financial Officer from November 1997 through March 2003 and as a member of our board of directors from November 1999 to September 2004. Mr. Horvath has been in the food industry for 30 years. Prior to his employment at Overhill Farms, Mr. Horvath served as the Chief Financial Officer of Martino's. During the period of 1973 to 1996, he held various positions with the Carnation Company, Star Kist Foods and Mission Foods.

     HAROLD ESTES was appointed to our board of directors in October 2002. Mr. Estes is the President of Texas Timberjack, Inc. ("TTI"), a wholly-owned subsidiary of TreeCon Resources. He was elected as a director of TreeCon Resources in February 1996 and resigned from the TreeCon Resources board of directors in April 1997. TTI is a distributor of industrial and commercial timber and logging equipment and is also engaged in certain related timber and sawmill operations. Mr. Estes has been President of TTI since 1984, when he acquired TTI from Eaton Corporation. Mr. Estes previously served as a director of Newton Bancshares, Inc., the parent of First National Bank of Newton (Texas), for approximately ten years until the sale of the bank in October 2001.

     GEOFFREY A. GERARD was elected to our board of directors in February 2002. Mr. Gerard served as Secretary and General Counsel of Equivest, Inc. from 1975 to 1977. Mr. Gerard then served as Secretary and General Counsel for two privately held oil and gas exploration companies until 1978. Mr. Gerard has been in the private practice of law in Dallas County, Texas since 1978, specializing in business transactions. Mr. Gerard currently serves on the board of directors of Viseon, Inc. Mr. Gerard received a B.S. in Business-Finance and a J.D. from Indiana University.

     ALEXANDER AUERBACH was appointed to our board of directors in September 2004. Mr. Auerbach is President of Alexander Auerbach & Co., Inc., a public relations and marketing services firm that he founded in 1986. Prior to establishing Alexander Auerbach & Co., Inc., Mr. Auerbach served as Chief Operating Officer of two magazine publishing companies. Earlier in his career, Mr. Auerbach was a senior member of the business and financial news staff of The Los Angeles Times and a financial writer for The Boston Globe. Mr. Auerbach holds a B.A. from Columbia University and an M.B.A. from the University of California at Los Angeles.

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

     ALEXANDER RODETIS, JR. was appointed to our board of directors in September 2004. Mr. Rodetis has been in the financial services community for over thirty years. Mr. Rodetis has been the Marketing and Strategic Planning Coordinator of The Daley-Hodkin Group, a business valuation, asset disposition and consulting organization, since March 2004. In addition, he previously held the position of Inventory Appraisal Business Head for the Group. He served as Senior Vice President of General Motors Acceptance Corporation's Commercial Finance Division from 2002 to 2003, where he co-founded the Special Assets Group. From 1998 to 2002, Mr. Rodetis served as Executive Vice President of The Merchants Bank of New York where he co-founded the asset-based lending corporation for that bank. Prior to that, he served as Vice President of Fremont Financial Corp. and of National Westminster Bancorp and held various credit and marketing positions at other banking institutions, including The Chase Manhattan Bank and Citibank North America, Inc. Most recently, Mr. Rodetis co-founded Fairway Financial Services LLC to provide financial and due diligence guidance to bank and non-bank lending institutions as well as to companies seeking solutions to their corporate finance requirements. Mr. Rodetis earned a B.S. in Accounting, a B.A. in Business Administration and an M.B.A. in finance from Fairleigh Dickinson University. He has also completed financial analysis and corporate finance courses at The Harvard School of Business.

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

BOARD OF DIRECTORS AND COMMITTEES

     During the fiscal year ended October 1, 2006, our board of directors held six meetings and took action by unanimous written consent on eight occasions. During fiscal year 2006, no incumbent director attended fewer than 75% of the aggregate of: (1) the total number of meetings of the board of directors; and
(2) the total number of meetings held by all committees of the board on which he served.

     Our board of directors has standing audit, compensation and nominating and governance committees. Our bylaws provide that stockholders may also nominate persons for election to our board of directors.

     John E. McConnaughy, Jr. voluntarily resigned from his position on our board, effective as of the close of business on July 14, 2006. There was no disagreement between Mr. McConnaughy and us on any matter relating to our operations, policies, practices or otherwise.

     AUDIT COMMITTEE

     From September 18, 2004 to July 14, 2006, the audit committee was composed of Messrs. McConnaughy, Gerard and Rodetis, with Mr. McConnaughy serving as the committee chairman. The board of directors appointed Mr. Giraudo to the audit committee to replace Mr. McConnaughy and appointed Mr. Rodetis as committee chairman, both effective as of the close of business on July 14, 2006. Seven audit committee meetings were held during fiscal year 2006.

     Our board of directors has determined that Mr. Rodetis is an "audit committee financial expert" and that each of Messrs. Rodetis, Gerard and Giraudo is "independent" as defined in Sections 121(A) and 803 of the Amex listing standards.

     The audit committee operates pursuant to a charter approved by our board of directors and audit committee, according to the rules and regulations of the Commission and Amex. The committee's principal functions are to monitor our financial reporting process and internal control system, review and appraise the audit efforts of our independent auditors and provide an open avenue of communication among our independent accountants, financial and senior management and our board of directors. We filed a copy of the charter as Appendix A to our definitive proxy statement for our 2004 annual stockholders' meeting.

     COMPENSATION COMMITTEE

     From October 28, 2004 to July 14, 2006, the compensation committee was composed of Messrs. McConnaughy, Gerard, and Giraudo, with Mr. McConnaughy serving as the committee chairman until the close of business on July 14, 2006. Our board of directors appointed Mr. Auerbach to the compensation committee to replace Mr. McConnaughy and to serve as committee chairman effective as of the close of business on July 14, 2006. Our board of directors has determined that Messrs. Auerbach, Gerard and Giraudo are independent under Section 121(A) of the Amex listing standards.

     The compensation committee's primary functions are to administer our stock option and stock plans, approve grants of securities under those plans, review forms of compensation to be provided to our officers and employees, and review and make recommendations to our board of directors regarding all forms of compensation to be provided to our directors. The entire board of directors also may perform these functions with respect to our stock option and stock plans. The compensation committee operates pursuant to a charter approved by our board of directors and compensation committee. A copy of the charter was filed as Appendix B to our definitive proxy statement for our 2004 annual stockholders' meeting. One compensation committee meeting was held during fiscal year 2006.

     NOMINATING AND GOVERNANCE COMMITTEE

     Amex rules require that board of director nominations must be either selected, or recommended for the board's selection, by either a nominating committee comprised solely of independent directors or by a majority of our independent directors. Effective as of September 17, 2004, we formed the nominating and governance committee to be composed entirely of non-employee directors who meet Amex independence standards under Section 121(A). From September 17, 2004 to July 14, 2006, the committee was composed of Messrs. Gerard and McConnaughy, with Mr. Gerard serving as committee chairman. The board of directors appointed Mr. Auerbach to the nominating and governance committee to replace Mr. McConnaughy effective as of the close of business on July 14, 2006.

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

     The committee operates pursuant to a charter approved by our board of directors and the committee. A copy of the charter was filed as APPENDIX C to our definitive proxy statement for our 2004 annual stockholders' meeting. The nominating and governance committee selected all of the director nominees for re-election to our board of directors at our 2006 annual meeting of stockholders. No nominating and governance committee meetings were held during fiscal year 2006.

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

POLICY WITH REGARD TO BOARD MEMBERS' ATTENDANCE AT ANNUAL MEETINGS

     It is our policy that our directors are invited and encouraged to attend all of our annual meetings. At the time of our 2006 annual meeting of stockholders, we had seven directors, all of whom were in attendance at our 2006 annual meeting.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act") and the regulations thereunder, require the directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities ("reporting persons") to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities and to furnish us with copies of all reports that they file. Director Harold Estes filed one late Form 4 to report eleven transactions that were reportable on three separate Form 4s. Former Director John E. McConnaughy, Jr. filed one late Form 4 to report one transaction.

CODES OF CONDUCT AND ETHICS

     Amex rules require that we adopt one or more codes of conduct and ethics that are applicable to all of our directors, officers and employees, meet the definition of a "code of ethics" as set forth in Item 406(b) of Regulation S-K of the Commission and otherwise comply with Amex rules.

     We have adopted codes of conduct and ethics that meet the Amex and Commission requirements. We will provide a copy of the codes of conduct and ethics to any person without charge, upon written request to Overhill Farms, Inc., Attention: Investor Relations, 2727 East Vernon Avenue, Vernon, California 90058.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

SUMMARY COMPENSATION TABLE

     The following table sets forth for fiscal years 2006, 2005 and 2004 compensation awarded or paid to Mr. James Rudis, our Chairman, Chief Executive Officer and President, Mr. John L. Steinbrun, our Senior Vice President, Chief Financial Officer and Chief Operating Officer, and Mr. Richard A. Horvath, our Senior Vice President and Secretary, for services rendered to us. Mr. Rudis, Mr. Steinbrun and Mr. Horvath are also referred to in this section as "named executive officers." Other than as indicated in the table below, none of our executive officers received salary plus bonus in excess of $100,000 for fiscal year 2006.

                                                                            LONG-TERM
                                                                          COMPENSATION
                                                                          ------------
                                    ANNUAL COMPENSATION                       AWARDS
                                    -------------------                       ------
                                                               OTHER        SECURITIES
       NAME AND                                                ANNUAL       UNDERLYING       ALL OTHER
  PRINCIPAL POSITIONS    YEAR      SALARY          BONUS    COMPENSATION     OPTIONS       COMPENSATION
  -------------------    ----      ------          -----    ------------     -------       ------------
                                                                 (1)

James Rudis,             2006    $ 303,446       $ 131,720        --            --          $ 12,106 (3)
 Chief Executive         2005    $ 293,536       $ 137,500        --         100,000        $ 13,744 (3)
 Officer and President   2004    $ 283,449           --           --            --          $ 10,143 (3)

John L. Steinbrun,       2006    $ 257,200       $ 101,600        --            --             --
  Senior Vice            2005    $ 262,008 (2)   $  25,000        --         200,000           --
  President,             2004    $ 254,796           --           --            --             --
  Chief Financial
  Officer and Chief
  Operating Officer

Richard A. Horvath,      2006    $ 147,191       $  25,016        --            --             --
  Senior Vice            2005    $ 149,883       $  14,000        --           7,000           --
  President,             2004    $ 147,192           --           --            --             --
  Secretary and Former
  Chief Financial
  Officer

____________

(1) The named executive officers each received certain perquisites and other personal benefits that did not equal or exceed 10% of the named executive officers' respective salary and bonus during fiscal years 2006, 2005 or 2004.

(2)    Mr. Steinbrun was named our Chief Operating Officer effective May 1,
       2005.

(3)    Represents premium paid for term life insurance for the benefit of Mr.
       Rudis' spouse.


OPTION GRANTS IN LAST FISCAL YEAR

     None.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table provides information regarding the number of shares of common stock underlying options held by the named executive officers at October
1, 2006. An option is in-the-money if the fair market value for the underlying securities exceeds the exercise price of the option. No options were exercised by the named executive officers during fiscal year 2006.

                                                           NUMBER OF
                                                     SECURITIES UNDERLYING           VALUE OF UNEXERCISED
                                                    UNEXERCISED OPTIONS AT          IN-THE-MONEY OPTIONS AT
                          SHARES                        OCTOBER 1, 2006               OCTOBER 1, 2006 (1)
                         ACQUIRED       VALUE    -----------------------------   ------------------------------
NAME                    ON EXERCISE   REALIZED   EXERCISABLE     UNEXERCISABLE   EXERCISABLE      UNEXERCISABLE
----                    -----------   --------   -----------     -------------   -----------      -------------
James Rudis...........       -            -        400,000             -          $ 636,642             -
John L. Steinbrun.....       -            -        250,000             -          $ 438,284             -
Richard A. Horvath....       -            -         27,000             -          $  44,110             -
____________

(1) Based on the last reported sale price of our common stock of $3.20 on September 29, 2006 (the last trading day during fiscal year 2006) as reported by Amex, minus the exercise price of the options.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     We are a party to an employment agreement with James Rudis, our Chief Executive Officer and President. We do not maintain employment agreements with any of our other personnel.

     JAMES RUDIS EMPLOYMENT AGREEMENT

     Mr. Rudis' employment agreement, as amended, ran through October 31, 2006. Pursuant to a termination option extension agreement we entered into with Mr. Rudis on November 30, 2006, we and Mr.Rudis chose not to terminate the employment agreement. Accordingly, the employment agreement term automatically extended to October 31, 2007. The employment agreement will automatically renew thereafter from year-to-year unless terminated by Mr. Rudis or us upon giving to Mr. Rudis minimum notice of at least 90 days prior to the expiration of the initial term or the anniversary or renewal date of the beginning of the next annual extension period.

     Mr. Rudis' base salary, as most recently adjusted as of November 1, 2005, is $296,214 per year, and we will review his compensation annually and increase it in a percentage not less than that of the annual increase in the cost of living. The employment agreement contains a covenant by Mr. Rudis not to compete with us during the term of his employment and for a period of one year thereafter. We have agreed to provide at our expense a $1 million life insurance policy on Mr. Rudis' life, payable to a beneficiary of his choice, and to pay to him up to $800 per month for an automobile lease and to reimburse him for all operating expenses relating to the leased automobile. On February 1, 2005, Mr. Rudis was granted options to purchase up to 100,000 shares of common stock at per share exercise prices ranging from $1.47 to $2.50. The options vested and became exercisable on May 23, 2005.

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

     JOHN L. STEINBRUN EMPLOYMENT ARRANGEMENT

     Mr. Steinbrun's employment agreement expired April 30, 2006. The agreement provided Mr. Steinbrun with a base salary of $250,000 and a discretionary bonus based on performance, as determined by our board of directors. Mr. Steinbrun was granted an immediately vested and exercisable five-year option to purchase up to 50,000 shares of common stock at an exercise price of $0.70 per share under our 2002 Employee Stock Option Plan. On February 1, 2005, Mr. Steinbrun was granted options to purchase up to 200,000 shares of common stock at per share exercise prices ranging from $1.47 to $2.50. The options vested and became exercisable on May 23, 2005. The employment agreement provided that Mr. Steinbrun was entitled to an automobile allowance of $600 per month. Since the expiration of Mr. Steinbrun's employment agreement on April 30, 2006, Mr. Steinbrun's employment with us has been continued at-will under substantially the same terms as his expired employment agreement.

     RICHARD A. HORVATH EMPLOYMENT ARRANGEMENT

     Mr. Horvath receives an annual base salary of $140,000 and an automobile allowance of $600 per month. Our board of directors determines Mr. Horvath's discretionary bonus based on performance and his contributions to our success.

     EXECUTIVE BONUS PROGRAM

     Upon recommendation of the compensation committee, our board of directors approved bonus programs for fiscal year 2006 for the named executive officers. The bonuses will be paid in fiscal year 2007.

     The bonus program approved for James Rudis would permit a bonus of $6,600 in the form of a 401(k) contribution and a performance bonus payable in cash equal to approximately 20% of Mr. Rudis' base salary based upon our achievement of certain net income targets and Mr. Rudis' contribution to our success during fiscal year 2006. Mr. Rudis would receive additional cash bonus payments, each of which would be equal to 2% of Mr. Rudis' base salary, for each specified increment by which we exceed net income targets for fiscal year 2006. Under the 2006 bonus plan, Mr. Rudis is expected to receive a total bonus of $131,720, consisting of $125,120 in cash and a $6,600 401(k) contribution.

     The bonus program approved for John L. Steinbrun would permit a bonus of $6,600 in the form of a 401(k) contribution and a performance bonus payable in cash equal to approximately 16% of Mr. Steinbrun's base salary based upon our achievement of certain net income targets and Mr. Steinbrun's contribution to our success during fiscal year 2006. Mr. Steinbrun would receive additional cash bonus payments, each of which would be equal to 2% of Mr. Steinbrun's base salary, for each specified increment by which we exceed net income targets for fiscal year 2006. Under the 2006 bonus plan, Mr. Steinbrun is expected to receive a total bonus of $101,600, consisting of $95,000 in cash and a $6,600 401(k) contribution.

     The bonus program approved for Richard A. Horvath would permit a discretionary bonus equal to 3% of Mr. Horvath's gross W-2 earnings payable in the form of a 401(k) contribution and a discretionary performance bonus payable in cash equal to approximately 14% of Mr. Horvath's base salary based upon our achievement of certain net income targets and Mr. Horvath's contribution to our success during fiscal year 2006. Under the 2006 bonus plan, Mr. Horvath is expected to receive a total bonus of $25,016, consisting of $20,000 in cash and a $5,016 401(k) contribution.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     From April 2003 to October 28, 2004, our compensation committee was composed of Messrs. Gerard, McConnaughy and Estes. Our board of directors appointed Messrs. McConnaughy, Gerard and Giraudo to our compensation committee effective immediately following our 2004 annual stockholders' meeting on October 28, 2004, with Mr. McConnaughy serving as committee chairman until the close of business on July 14, 2006. The board of directors has appointed Mr. Auerbach to the compensation committee to replace Mr. McConnaughy and to serve as committee chairman effective as of the close of business on July 14, 2006.

     No director who was a member of the compensation committee during fiscal year 2006 was an officer or employee of our company during fiscal year 2006, was formerly an officer of our company, or had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K under the Securities Act of 1933 ("Securities Act"), except that as disclosed in Item 13 of this report, Mr. Auerbach is a stockholder, director and officer of a company that provided us with public relations and marketing services in exchange for fees that constituted more than 5% of that company's gross revenues for its fiscal year ended January 31, 2006. None of our executive officers serves as a member of a compensation committee of another corporation (or other board committee of such company performing similar functions or, in the absence of any such committee, the entire board of directors of such corporation), one of whose executive officers serves on our compensation committee. None of our executive officers serves as a director of another corporation, one of whose executive officers served on our compensation committee. None of our executive officers serves as a member of a compensation committee of another corporation (or other board committee of such corporation performing similar functions or, in the absence of any such committee, the entire board of directors), one of whose executive officers serves as one of our directors.

DIRECTOR COMPENSATION

     Directors who are also employees of the company receive no additional compensation for services as directors. Non-employee directors are entitled to $2,500 per month in consideration for their service on our board of directors.

     Messrs. McConnaughy, Auerbach and Rodetis, who were members of the special committee of the board that were appointed May 3, 2005 to evaluate strategic financial alternatives to optimize stockholder value, were entitled to compensation of $2,500 per month each in addition to their regular board compensation of $2,500 per month. Mr. Rodetis, who was the chairman of the committee, was entitled to receive an additional $3,000 per month (for a total of $5,500 per month in addition to his regular board compensation of $2,500 per month). Compensation was paid to special committee members until the special committee disbanded on April 25, 2006.

     We may also periodically award options to our directors under our existing stock option plan or otherwise. To date, we have granted options to purchase an aggregate of 1,154,000 shares of our common stock to our directors and to executive officers who also serve or served as directors. All of those options were granted prior to fiscal year 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         ------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

     As of November 10, 2006, a total of 15,267,271 shares of our common stock were outstanding. The following table sets forth certain information as of that date regarding the beneficial ownership of our common stock by:

         o    each of our directors;

         o    each of our named executive officers;

         o    all of our directors and executive officers as a group; and

         o each person known by us to beneficially own more than 5% of the outstanding shares of our common stock as of the date of the table.

     Beneficial ownership is determined in accordance with Rule 13d-3 promulgated by the Commission and generally includes voting or investment power with respect to securities. Except as indicated below, we believe each holder possesses sole voting and investment power with respect to all of the shares of common stock owned by that holder, subject to community property laws where applicable. In computing the number of shares beneficially owned by a holder and the percentage ownership of that holder, shares of common stock subject to options held by that holder that are currently exercisable or are exercisable within 60 days after the date of the table are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person or group.

     The inclusion of shares in this table as beneficially owned is not an admission of beneficial ownership. Except as indicated below, the address for each named beneficial owner is the same as ours.


                                                       BENEFICIAL OWNERSHIP OF VOTING STOCK
                                                       ------------------------------------
                                                            NUMBER            PERCENTAGE
               NAME OF BENEFICIAL OWNER                    OF SHARES           OF CLASS
 ----------------------------------------------------- ----------------     ---------------
 William Blair & Company, L.L.C.......................    2,199,904(1)           14.4%
 Harold Estes.........................................    2,127,250(2)           13.9%
 LB I Group Inc.......................................    1,348,700(3)            8.8%
 Trustman c/o STI Classic Small Cap Growth Fund.......    1,155,000(4)            7.6%
 James Rudis..........................................      678,950(5)            4.3%
 John L. Steinbrun....................................      571,600(6)            3.7%
 Geoffrey A. Gerard...................................       77,000(7)             *
 Richard A. Horvath...................................       32,750(8)             *
 Alexander Auerbach...................................       30,000(9)             *
 Louis J. Giraudo.....................................       25,000(7)             *
 Alexander Rodetis, Jr................................       25,000(7)             *
 All directors and executive officers as a group
   (8 persons)........................................    3,567,550(10)          22.1%

-----------

*    Less than 1.0%.

(1) Based on ownership information provided to us by William Blair & Company, L.L.C. as of November 10, 2006. Includes 1,903,720 shares owned of record by William Blair Small Cap Growth Fund, over which power to vote or dispose of the shares is held by Colin Williams, portfolio manager to the Fund and Karl Brewer, portfolio manager to the Fund and principal of William Blair & Company, L.L.C. The address for William Blair & Company, L.L.C. is 222 W. Adams Street, Chicago, Illinois 60606.

(2) Mr. Estes' address is 6004 South US Highway 59, Lufkin, Texas 75901. Includes 75,000 shares of common stock underlying options

(3) Based on ownership information provided to us by Lehman Brothers Inc. as of November 10, 2006. Lehman Brothers Inc. is the parent company of LB I Group Inc. Lehman Brothers Holdings Inc., a public reporting company, is the parent company of Lehman Brothers Inc. The address for this holder is c/o Lehman Brothers Inc., 399 Park Avenue, New York, New York 10022, Attention:
     Henry Klein and Eric Salzman.

(4) To our knowledge based upon information provided to us by the holder as of April 13, 2006. Power to vote or dispose of the shares is held by Mark Garfinkel, as managing director and portfolio manager of Trusco Capital Management. The address for this holder is c/o Trusco Capital Management, 50 Hurt Plaza, Suite 1400, Atlanta, Georgia 30303.

(5)  Includes 400,000 shares of common stock underlying options.

(6)  Includes 250,000 shares of common stock underlying options.

(7)  Represents shares of common stock underlying options.

(8)  Includes 27,000 shares of common stock underlying options.

(9) Includes 25,000 shares of common stock underlying options.

(10) Includes 904,000 shares of common stock underlying options.

EQUITY COMPENSATION PLAN INFORMATION

     The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of October 1, 2006.

                                                                                            NUMBER OF SECURITIES
                                                                                          REMAINING AVAILABLE FOR
                                     NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE        FUTURE ISSUANCE UNDER
                                     BE ISSUED UPON EXERCISE        EXERCISE PRICE          EQUITY COMPENSATION
                                         OF OUTSTANDING         OF OUTSTANDING OPTIONS,       PLANS (EXCLUDING
                                        OPTIONS, WARRANTS              WARRANTS             SECURITIES REFLECTED
     PLAN CATEGORY                         AND RIGHTS                 AND RIGHTS               IN COLUMN (a))
     -------------                         ----------                 ----------               --------------
                                               (a)                        (b)                        (c)

Equity compensation plans approved
  by security holders                      1,102,000 (1)                 $1.47                    139,000 (2)

Equity compensation plans not
  approved by security holders                     -                      -                             -

     Total                                 1,102,000                     $1.47                    139,000

---------

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     In connection with the spin-off from our former parent, Overhill Corporation (now TreeCon Resources), we received from Overhill Corporation a non-recourse promissory note in the principal amount of $207,375 made on September 25, 2001 by Mr. Rudis, our President, Chief Executive Officer and Chairman of the Board and a similar note in the principal amount of $184,875 by Mr. Shatley, who served as an officer of the former parent company and later served as an officer and director of our company. These notes became due and payable on September 24, 2003. Mr. Rudis' note was collateralized solely by 276,500 shares of common stock of TreeCon Resources. Mr. Shatley's note was collateralized solely by 246,500 shares of common stock of TreeCon Resources. Based on our assessment of the collectibility of these notes, including the value of the subject collateral, we assigned no value to the notes upon their receipt. During the quarter ended April 2, 2006, Mr. Rudis tendered the 276,500 shares of TreeCon Resources common stock that had served as collateral for the note receivable. Mr. Shatley tendered the 246,500 shares of TreeCon Resources common stock that had served as collateral for the note receivable during the quarter ended July 2, 2006.

     On December 23, 2005, LLCP, a principal stockholder and secured creditor of ours at the time, resold to 15 institutional investors in a private transaction all of the 5,771,661 shares of our common stock that LLCP owned of record as of that date, including shares of common stock that LLCP received upon exercise of warrants and conversion of shares of Series A Convertible Preferred Stock in connection with the resale transaction (collectively, "Transferred Shares"). To facilitate LLCP's sale of the Transferred Shares, we made various representations and warranties as a party to a stock purchase agreement with LLCP and the investors. In addition, we entered into a registration rights agreement with the investors that required us to register for resale the Transferred Shares and to maintain the effectiveness of the registration statement for a maximum of 24 months following the closing date. The registration statement was declared effective by the Commission on April 13, 2006. If we are unable to meet our obligations under the registration rights agreement to maintain the effectiveness of the registration statement, we will be required to pay to each investor liquidated damages equal to 1% of the amount paid by the investor for the Transferred Shares still owned by the investor on the date of the default and 1% of the amount paid by the investor for the Transferred Shares still owned by the investor on each monthly anniversary of the date of the default that occurs prior to the cure of the default. There were no material relationships between us and any of the investors who purchased the Transferred Shares from LLCP. However, William Blair Small Cap Growth Fund, LB I Group Inc., and Trustman c/o STI Classic Small Cap Growth Fund each became beneficial owners of more than 5% of our outstanding common stock at the closing of the transaction with LLCP.

     On December 23, 2005, we, LLCP and James Rudis entered into a Third Amendment to the Amended and Restated Investor Rights Agreement. The primary purposes of the amendment were to remove James Rudis as a party to that agreement and to eliminate LLCP's board member designation rights, co-sale rights, right of first refusal, anti-dilution protection provisions and stock option related approval rights and limitations. Also, the amendment deleted from the February 24, 2005 letter agreement between LLCP and us (previously described in our Form 8-Ks for February 24, 2005 and May 18, 2005) the provision restricting the price of future awards that may be made under our 2005 Stock Plan. The Amended and Restated Investor Rights Agreement terminated in connection with the refinancing of our indebtedness to LLCP and PSI in May 2006.

     The stock purchase agreement described above provides that the Amended and Restated Registration Rights Agreement, dated as of October 29, 2002, between LLCP and us was terminated on December 23, 2005.

     In February 2004, we engaged Alexander Auerbach & Co., Inc. ("AAPR") to provide us with public relations and marketing services. AAPR provides public relations, media relations and communications marketing services to support our sales activities. Alexander Auerbach, who is a director of our company, is a stockholder, director and officer of AAPR. We paid to AAPR $28,682 for services rendered under this engagement during fiscal year 2006. These fees totaled more than 5% of AAPR's gross revenues for its fiscal year ended January 31, 2006.

     We are or have been a party to employment and compensation arrangements with related parties, as more particularly described above under the heading "Employment Contracts and Termination of Employment and Change-in-Control Arrangements," "Executive Bonus Program" and "Director Compensation." On November 28, 2005, then-director John E. McConnaughy, Jr. exercised his options to purchase 75,000 shares of our common stock through payment of $11,589 cash and surrender of 14,200 shares of our common stock, as permitted by the terms of the options agreements.

     The interest of the particular director, executive officer or security holder in each matter described above was disclosed to our board of directors before our board of directors approved the matter.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

AUDIT AND NON-AUDIT FEES

     The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements for fiscal years 2006 and 2005. No non-audit services were rendered to us by Ernst & Young LLP during fiscal years 2006 and 2005:

                                                2006                      2005
                                              --------                 --------
        Audit Fees                            $382,768                 $334,250
        Audit-Related Fees                          --                       --
        Tax Fees                                    --                       --
        All Other Fees                              --                       --

     Audit Fees included fees associated with the annual audit and the reviews of our quarterly reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings or engagements.

PRE-APPROVAL POLICY

     Our audit committee's policy is to pre-approve all auditing services and permitted non-audit services to be performed for us by our independent auditors, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the audit committee prior to the completion of the audit.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
         ------------------------------------------

(a) The following financial statements are filed as part of this report:

         Report of Independent Registered Public Accounting Firm

         Balance Sheets -- October 1, 2006 and October 2, 2005

         Statements of Operations -- Years Ended October 1, 2006, October 2, 2005 and September 26, 2004

         Statements of Shareholders' Equity -- Years Ended October 1, 2006, October 2, 2005 and September 26, 2004

         Statements of Cash Flows -- Years Ended October 1, 2006, October 2, 2005 and September 26, 2004

         Notes to Financial Statements

(b) The following exhibits are attached to or incorporated by reference herein:

 EXHIBIT
 -------
 NUMBER                          EXHIBIT TITLE
 ------                          -------------

 3.1 (1) Form of Amended and Restated Articles of Incorporation of Overhill Farms, Inc. (Exhibit 3.1)

 3.2 (1)        Form of Amended and Restated Bylaws of Overhill Farms, Inc.
                (Exhibit 3.2)

 3.3 (2) Action with Respect to Bylaws of Overhill Farms, Inc., certified by the Secretary of Overhill Farms, Inc. as of June 13, 2003 (Exhibit 3.1)

 3.4 (3) Certificate of Amendment to Articles of Incorporation of Overhill Farms, Inc. filed August 12, 2003 with the Nevada Secretary of State (Exhibit 3.4)

 4.1 (1) Form of the specimen common stock certificate of Overhill Farms, Inc. (Exhibit 4.1)

 10.1 (1) #     2002 Employee Stock Option Plan for Overhill Farms, Inc.
                (Exhibit 10.1)

 10.2 (3) Letter agreement dated June 24, 2002 between U.S. Growers Cold Storage, Inc. and Overhill Farms, Inc. and Lease dated December 2, 1983 between Eastcase Company and Overhill Foods Corp. regarding premises located at 3055 E. 44th Street, Vernon, California (Exhibit 10.2)

 10.3 (3) Master Lease Agreement dated as of August 1, 2002 between General Electric Capital Corporation and Overhill Farms, Inc. and related documentation regarding freezers and various other equipment (Exhibit 10.35)

 10.4 (3) Industrial Real Estate Lease (Single-Tenant Facility) dated April 22, 1994 between Vernon Associates and Ernest Paper Products, Inc. and related addendum regarding premises located at 2727 E. Vernon Avenue, Vernon, California (Exhibit 10.86)

 10.5 (3) Sublease dated as of January 1, 2002 by and between Ernest Paper Products, Inc. and Overhill Farms, Inc. and related documents regarding premises located at 2727 E. Vernon Avenue, Vernon, California (Exhibit 10.87)

 10.6 (3) Standard Industrial/Commercial Single-Tenant Lease - Net dated January 1, 2002 by and between Vernon Associates, LLC and Overhill Farms, Inc. regarding premises located at 2727 E. Vernon Avenue, Vernon, California (Exhibit 10.88)

 EXHIBIT
 -------
 NUMBER                          EXHIBIT TITLE
 ------                          -------------

 10.7 (3) Addendum to Standard Industrial/Commercial Single-Tenant Lease - Net regarding premises located at 2727 E. Vernon Avenue, Vernon, California (Exhibit 10.89)

 10.8 (4) #     Employment Agreement, entered into as of November 1, 1999
                between Polyphase Corporation and Overhill Farms, Inc., jointly and severally, and James Rudis (Exhibit 10.36)

 10.9 (5) #     Amendment to Employment Agreement dated October 30, 2003 between
                Overhill Farms, Inc. and James Rudis (Exhibit 10.1)

 10.10 (6)      Consulting agreement dated February 18, 2004 between Overhill
                Farms, Inc. and Alexander Auerbach & Co., Inc. (Exhibit 10.1)

 10.11 (2)      Promissory Note dated September 25, 2001 in the principal amount of $207,375 made by James Rudis in favor of Overhill Corporation
                (Exhibit 10.27)

 10.12 (2)      Promissory Note dated September 25, 2001 in the principal amount of $184,875 made by William Shatley in favor of Overhill
                Corporation (Exhibit 10.28)

 10.13 (2)      Security Agreement dated September 25, 2001 between James Rudis and Overhill Corporation (Exhibit 10.29)

 10.14 (2)      Security Agreement dated September 25, 2001 between William
                Shatley and Overhill Corporation (Exhibit 10.30)

 10.15 (2) #    2005 Stock Plan of Overhill Farms, Inc. (Exhibit 10.1)

 10.16 (7) #    Form of Restricted Stock Purchase Agreement Under 2005 Stock
                Plan (Exhibit 10.3)

 10.17 (8) #    Form of Stock Option Agreement Under 2005 Stock Plan
                (Exhibit 10.2)

 10.18 (9) #    Form of Stock Option Agreement under 2002 Employee Stock
                (Exhibit 4.7)

 10.19 (10)     Senior Secured Credit Facility, dated April 17, 2006 by and among Overhill Farms, Inc., the Lenders party thereto from time to time and Guggenheim Corporate Funding, LLC (Exhibit 10.1)

 10.20 (10)     First Amendment to Senior Secured Credit Facility, dated May 16,
                2006, by and among Overhill Farms, Inc., Midland National Life
                Insurance Company, North American Company for Life and Health
                Insurance and Orpheus Holdings LLC and Guggenheim Corporate
                Funding, LLC (Exhibit 10.2)

 10.21 (10)     Pledge and Security Agreement, dated as of May 17, 2006 by and among Overhill Farms, Inc., as Grantor and Guggenheim Corporate
                Funding, LLC as Collateral Agent (Exhibit 10.3)

 10.22 #**      Summary of Director Compensation

 10.23 #**      Description of Bonus Programs for Named Executive Officers for
                Fiscal Year 2006

 10.24 #**      Description of Employment Arrangement between Overhill Farms,
                Inc. and John L. Steinbrun

 10.25 #**      Description of Employment Arrangement between Overhill Farms,
                Inc. and Richard A. Horvath

 10.26 #**      Termination Option Extension dated November 30, 2006 between
                Overhill Farms, Inc. and James Rudis

 23**           Consent of Independent Registered Public Accounting Firm

 EXHIBIT
 -------
 NUMBER                          EXHIBIT TITLE
 ------                          -------------

 31.1** Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

 31.2** Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

 32** Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________________________

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

     (5) Incorporated by reference to the exhibit shown in parentheses included in the Overhill Farms, Inc.'s Current Report on Form 8-K for October 31, 2003 relating to the refinancing of its senior term loans and senior subordinated debt

     (6) Incorporated by reference to the exhibit shown in parentheses included in the Overhill Farms, Inc.'s Current Report on Form 8-K for September 17, 2004

     (7) Incorporated by reference to the exhibit shown in parentheses included in the Overhill Farms, Inc.'s Current Report on Form 8-K for February 1, 2005

     (8) Incorporated by reference to the exhibit shown in parentheses included in the Overhill Farms, Inc.'s Current Report on Form 8-K for February 24, 2005

     (9)      Filed as an exhibit to Levine Leichtman Capital Partners II, L.P.
              Schedule 13D/A No. 10 and incorporated herein by reference.

     (10) Incorporated by reference to the exhibit shown in parentheses included in the Overhill Farms, Inc.'s Current Report on Form 8-K for May 17, 2006

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


                              By:  /s/ James Rudis
                                   ---------------------------------------------
                                   Name: James Rudis
                                   Title: President and Chief Executive Officer
                                   Date: November 30, 2006


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                                       Date
---------                      -----                                       ----

/s/ James Rudis                President, Chief Executive Officer          November 30, 2006
--------------------------     (principal executive officer) and
James Rudis                    Chairman of the Board of Directors

/s/ John L. Steinbrun          Senior Vice President, Chief Financial      November 30, 2006
--------------------------     Officer (principal financial and
John L. Steinbrun              accounting officer), Chief Operating
                               Officer and Director

/s/ Alexander Auerbach         Director                                    November 30, 2006
--------------------------
Alexander Auerbach

/s/ Harold Estes               Director                                    November 30, 2006
--------------------------
Harold Estes

/s/ Geoffrey A. Gerard         Director                                    November 30, 2006
--------------------------
Geoffrey A. Gerard

/s/ Louis J. Giraudo           Director                                    November 30, 2006
--------------------------
Louis J. Giraudo

/s/ Alexander Rodetis, Jr.     Director                                    November 30, 2006
--------------------------
Alexander Rodetis, Jr.

                              OVERHILL FARMS, INC.

                          INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements: .............................................Page:
-----------------------------                                              -----

     Report of Independent Registered Public Accounting Firm.................F-2

     Balance Sheets as of October 1, 2006 and October 2, 2005................F-3

     Statements of Operations for the Years Ended October
         1, 2006, October 2, 2005 and September 26, 2004.....................F-5

     Statements of Shareholders' Equity for the Years
         Ended October 1, 2006, October 2, 2005 and
         September 26, 2004..................................................F-6

     Statements of Cash Flows for the Years Ended October
         1, 2006, October 2, 2005 and September 26, 2004.....................F-7

     Notes to Financial Statements..........................................F-10

     Schedule II - Valuation and Qualifying Accounts and Reserves...........F-25

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Overhill Farms, Inc.

We have audited the accompanying balance sheets of Overhill Farms, Inc. (the Company) as of October 1, 2006 and October 2, 2005, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended October 1, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Overhill Farms, Inc. at October 1, 2006 and October 2, 2005, and the results of its operations and its cash flows for each of the three years in the period ended October 1, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                          /s/  Ernst & Young LLP


Los Angeles, California
November 20, 2006

                              OVERHILL FARMS, INC.

                                 BALANCE SHEETS

                                     ASSETS


                                                                October 1,      October 2,
                                                                   2006            2005
                                                               ------------    ------------

Current assets:
   Cash                                                        $  2,111,251    $  2,654,563
   Accounts receivable, net of allowance for doubtful
     accounts of $15,000 and $196,000 in 2006 and
     2005, respectively                                          14,901,680      12,634,648
   Inventories                                                   10,968,346       9,433,578
   Prepaid expenses and other                                     1,486,811       1,039,431
   Deferred income taxes                                          1,014,749         995,659
                                                               ------------    ------------
           Total current assets                                  30,482,837      26,757,879
                                                               ------------    ------------

Property and equipment, at cost:
   Fixtures and equipment                                        14,546,122      12,625,530
   Leasehold improvements                                        10,018,384       9,652,741
   Automotive equipment                                              50,854          50,854
                                                               ------------    ------------
                                                                 24,615,360      22,329,125
   Less accumulated depreciation and amortization               (11,547,747)     (9,890,025)
                                                               ------------    ------------
                                                                 13,067,613      12,439,100
                                                               ------------    ------------
Other assets:
   Excess of cost over value of net assets acquired              12,188,435      12,188,435
   Deferred financing costs, net of accumulated amortization
     of $178,000 and $421,000 in 2006 and 2005, respectively        406,482         492,219
   Deferred income taxes                                                 --       1,954,117
   Other                                                          1,982,848       2,389,678
                                                               ------------    ------------
                                                                 14,577,765      17,024,449
                                                               ------------    ------------

Total assets                                                   $ 58,128,215    $ 56,221,428
                                                               ============    ============


                     The accompanying notes are an integral
                       part of these financial statements.





                              OVERHILL FARMS, INC.

                           BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                               October 1,      October 2,
                                                                 2006             2005
                                                              ------------    ------------

Current liabilities:
   Accounts payable                                           $  7,463,263    $  6,447,543
   Accrued liabilities                                           2,607,013       2,725,751
   Current maturities of long-term debt                          2,739,167         344,828
                                                              ------------    ------------
           Total current liabilities                            12,809,443       9,518,122

Long-term accrued liabilities                                      307,580         267,614
Deferred tax liabilities                                           854,692              --
Long-term debt, less current maturities, net of
   unamortized debt discount of $1,365,470 and
   $0 in 2006 and 2005, respectively                            37,219,265      45,058,000
                                                              ------------    ------------
           Total liabilities                                    51,190,980      54,843,736
                                                              ------------    ------------


Commitments and contingencies

Shareholders' equity:
   Preferred stock, $0.01 par value, authorized
     50,000,000 shares, 4.43 designated as Series
     A convertible preferred stock (2006) and 28
     designated as Series A convertible preferred
     stock (2005), issued and outstanding 0 shares
     (2006) and 23.57 shares (2005) (2005 liquidation
     preference of $750,000)                                            --              --
   Common stock, $0.01 par value, authorized
     100,000,000 shares, issued and outstanding
     15,267,271 shares (2006) and 14,916,197 shares (2005)         152,673         149,162
   Additional paid-in capital                                   10,189,545       9,735,098
   Warrants to purchase common stock                                    --             400
   Accumulated deficit                                          (3,404,983)     (8,506,968)
                                                              ------------    ------------
           Total shareholders' equity                            6,937,235       1,377,692
                                                              ------------    ------------

Total liabilities and shareholders' equity                    $ 58,128,215    $ 56,221,428
                                                              ============    ============

                     The accompanying notes are an integral
                       part of these financial statements.





                                      OVERHILL FARMS, INC.

                                    STATEMENTS OF OPERATIONS

                                                              For the Years Ended
                                                -----------------------------------------------
                                                 October 1,       October 2,      September 26,
                                                    2006             2005             2004
                                                -------------    -------------    -------------

Net revenues                                    $ 168,309,591    $ 162,565,512    $ 133,957,475
Cost of sales                                     146,824,919      142,813,053      119,676,464
                                                -------------    -------------    -------------
Gross profit                                       21,484,672       19,752,459       14,281,011

Selling, general and administrative expenses        7,196,309        7,849,537        8,035,676
                                                -------------    -------------    -------------

Operating income                                   14,288,363       11,902,922        6,245,335

Other expense:
  Interest expense                                 (5,144,474)      (5,911,525)      (6,359,245)
  Amortization of deferred financing costs           (275,391)        (222,480)        (504,821)
  Debt extinguishment expenses                       (175,766)              --       (2,778,374)
  Other expense                                      (135,047)        (237,321)        (112,575)
                                                -------------    -------------    --------------

Total other expenses                               (5,730,678)      (6,371,326)      (9,755,015)
                                                -------------    -------------    --------------

Income (loss) before income taxes                   8,557,685        5,531,596       (3,509,680)

Income tax provision (benefit)                      3,455,700        1,835,431       (1,368,024)
                                                -------------    -------------    --------------

Net income (loss)                               $   5,101,985    $   3,696,165    $  (2,141,656)
                                                =============    =============    ==============


Net income (loss) per share - basic             $        0.34    $        0.25    $       (0.14)
                                                =============    =============    ==============

Net income (loss) per share - diluted           $        0.32    $        0.24    $       (0.14)
                                                =============    =============    ==============

Weighted average shares outstanding - basic        15,204,424       14,863,716       14,805,556
                                                =============    =============    =============

Weighted average shares outstanding - diluted      15,880,507       15,575,459       14,805,556
                                                =============    =============    =============


                             The accompanying notes are an integral
                               part of these financial statements.





                                                        OVERHILL FARMS, INC.

                                                 STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                               Warrants
                                                              Additional                      To Purchase
                      Preferred Stock       Common Stock        Paid-In      Treasury Stock     Common     Accumulated
                      Shares   Amount    Shares      Amount     Capital     Shares    Amount     Stock      Deficit        Total
                      ------  -------  -----------  --------  -----------  --------  --------  ---------  ------------  -----------

Balance,
  September 28,2003       24  $    --   14,805,556  $148,056  $ 9,573,562        --  $     --  $     400  $(10,061,477) $  (339,459)

  Net loss
    (comprehensive
    loss)                 --       --           --        --           --        --        --         --    (2,141,656)  (2,141,656)
                      ------  -------  -----------  --------  -----------  --------  --------  ---------  ------------  -----------

Balance,
  September 26,2004       24       --   14,805,556   148,056    9,573,562        --        --        400   (12,203,133)  (2,481,115)

  Issuance of dilution
    protection shares     --       --       83,641       836      122,116        --        --         --            --      122,952
  Exercise of stock
    options               --       --       27,000       270       39,420        --        --         --            --       39,690
  Net income
    (comprehensive
    income)               --       --           --        --           --        --        --         --     3,696,165    3,696,165
                      ------  -------  -----------  --------  -----------  --------  --------  ---------  ------------  -----------

Balance,
  October 2,2005          24       --   14,916,197   149,162    9,735,098        --        --        400    (8,506,968)   1,377,692

  Share repurchase        --       --           --        --           --    14,200   (53,250)        --            --      (53,250)
  Cancellation of
    shares                --       --      (14,200)     (142)     (53,108)  (14,200)   53,250         --            --           --
  Exercise of stock
    options               --       --       82,000       820       74,309        --        --         --            --       75,129
  Warrant exercise        --       --          198         2          398        --        --       (400)           --           --
  Preferred stock
    conversion           (24)      --      283,076     2,831       (2,831)       --        --         --            --           --
  Tax deduction from
    option exercises      --       --           --        --      112,980        --        --         --            --      112,980
  Receipts of marketable
    securities for notes
    written-off at
    spin-off              --       --           --        --      322,699        --        --         --            --      322,699

  Net income
    (comprehensive
    income)               --       --           --        --           --        --        --         --     5,101,985    5,101,985
                      ------  -------  -----------  --------  -----------  --------  --------  ---------  ------------  -----------

Balance,
  October 1,2006          --  $    --   15,267,271  $152,673  $10,189,545        --  $     --  $      --  $ (3,404,983) $ 6,937,235
                      ======  =======  ===========  ========  ===========  ========  ========  =========  ============  ===========



                                               The accompanying notes are an integral
                                                 part of these financial statements.






                                      OVERHILL FARMS, INC.

                                    STATEMENTS OF CASH FLOWS

                                                                     For the Years Ended
                                                          -----------------------------------------
                                                           October 1,     October 2,   September 26,
                                                             2006           2005           2004
                                                          -----------    -----------    -----------

Operating Activities:
  Net income (loss)                                       $ 5,101,985    $ 3,696,165    $(2,141,656)
  Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
     Depreciation and amortization                          1,746,469      1,585,649      1,592,405
     Amortization of debt discount and deferred
       financing costs                                        275,390        222,480        743,863
     Loss on asset disposals                                    2,424        272,213        135,969
     Provision for doubtful accounts                               --        169,498        108,694
     Noncash debt extinguishment expenses                     175,766             --      2,558,374
     Noncash interest expenses                                     --        122,952             --
     Deferred income taxes                                  2,789,719      1,675,846     (1,369,624)
     Loss on sale of marketable securities                     38,886             --             --
     Impairment of marketable securities                       90,284             --             --
     Changes in:
       Accounts receivable                                 (2,267,032)      (198,024)    (2,687,273)
       Inventories                                         (1,534,768)     1,794,970       (168,625)
       Prepaid expenses and other                             (86,653)       533,738       (584,599)
       Accounts payable                                     1,015,720     (1,545,657)       558,255
       Accrued liabilities                                   (118,738)       (10,220)      (383,995)
                                                          -----------    -----------    -----------
Net cash provided by (used in) operating activities         7,229,452      8,319,610     (1,638,212)
                                                          -----------    -----------    -----------

Investing Activities:
  Additions to property and equipment                      (2,337,440)    (1,643,909)    (1,065,070)
  Sale of marketable securities                               140,967             --             --
                                                          -----------    -----------    -----------
Net cash used in investing activities                      (2,196,473)    (1,643,909)    (1,065,070)
                                                          -----------    -----------    -----------


                             The accompanying notes are an integral
                               part of these financial statements.





                                      OVERHILL FARMS, INC.

                              STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                  For the Years Ended
                                                      --------------------------------------------
                                                       October 1,      October 2,     September 26,
                                                         2006             2005            2004
                                                      ------------    ------------    ------------

Financing Activities
  Borrowings under previous financing arrangements    $         --    $         --    $  5,000,000
  Borrowings under new financing arrangements           44,500,000              --              --
  Borrowings under equipment loans                         323,902              --              --
  Principal payments on previous financing
    arrangements                                       (45,358,000)     (5,665,843)       (744,094)
  Principal payments on previous other debt                (44,828)             --              --
  Principal payments on new financing arrangements      (3,500,000)             --              --
  Cash paid in association with amendments to
    previous financing arrangements                             --          (4,402)       (456,829)
  Cash paid in association with new financing
    arrangements                                        (1,632,223)             --              --
  Exercise of stock options, including tax benefit         134,858              --              --
  Issuance of common stock                                      --          39,690              --
                                                      ------------    ------------    ------------
Net cash (used in) provided by financing activities     (5,576,291)     (5,630,555)      3,799,077
                                                      ------------    ------------    ------------

Net increase in cash                                      (543,312)      1,045,146       1,095,795
Cash at beginning of year                                2,654,563       1,609,417         513,622
                                                      ------------    ------------    ------------
Cash at end of year                                   $  2,111,251    $  2,654,563    $  1,609,417
                                                      ============    ============    ============

Supplemental Schedule of Cash Flow Information:
Cash paid during the year for:
  Interest                                            $  5,150,961    $  6,369,677    $  6,146,585
                                                      ============    ============    ============
  Income taxes                                        $    726,000    $         --    $         --
                                                      ============    ============    ============

                             The accompanying notes are an integral
                               part of these financial statements.


                                              F-8

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

     During fiscal year 2006, the Company received a total of 523,000 shares of TreeCon Resources common stock, which served as collateral for a note receivable and were tendered by Mr. Rudis, the Company's President, Chief Executive Officer and Chairman of the Board and Mr. Shatley, who served as an officer of the former parent company and formerly served as an officer and director of the Company. Such notes were made on September 25, 2001 and were allocated to Overhill Farms, Inc. in the spin-off transaction on October 29, 2002.


                     The accompanying notes are an integral
                       part of these financial statements.

                              OVERHILL FARMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 OCTOBER 1, 2006



1. COMPANY AND ORGANIZATIONAL MATTERS

   NATURE OF BUSINESS AND BASIS OF PRESENTATION

     Overhill Farms, Inc. (the Company or Overhill Farms) is a value-added manufacturer of quality frozen food products including entrees, plated meals, meal components, soups, sauces, and poultry, meat and fish specialties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   FISCAL YEAR

     The Company utilizes a 52- to 53- week accounting period, which ends on the last Sunday of September in each fiscal year if September 30 does not fall on a Saturday, or October 1 if September 30 falls on a Saturday. The fiscal years ended October 1, 2006 and September 26, 2004 were 52-week periods and the fiscal year ended October 2, 2005 was a 53-week period.

   DEFERRED FINANCING COSTS

     Debt financing costs are deferred and amortized as additional interest expense over the term of the related debt. Amortization of these costs totaled $451,000, $222,000 and $505,000 for the fiscal years ended October 1, 2006, October 2, 2005 and September 26, 2004, respectively.

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

     Panda Restaurant Group, Inc. and Jenny Craig, Inc. accounted for approximately 34% and 38%, respectively, of the Company's total accounts receivable balance at October 1, 2006 and approximately 39% and 25%, respectively, of the Company's total accounts receivable balance at October 2, 2005.

     For the fiscal years ended October 1, 2006, October 2, 2005 and September 26, 2004, the Company's write-offs, net of recoveries, to the allowance for doubtful accounts were approximately $181,000, $99,000 and $95,000, respectively.

   SIGNIFICANT CUSTOMERS

     Significant customers accounted for the following percentages of the Company's revenues during the fiscal years ended:

                                       October 1,    October 2,    September 26,
                                          2006          2005            2004
                                       -----------------------------------------

   Panda Restaurant Group, Inc.            35%          31%             29%
   Jenny Craig, Inc.                       28%          19%             18%
   American Airlines, Inc.                  5%           7%             10%

     No other customer accounted for revenues of 10% or more in the periods presented.

   FINANCIAL INSTRUMENTS

     The fair value of financial instruments is determined by reference to market data and by other valuation techniques as appropriate. The Company believes the carrying value of the debt approximates fair value at October 1, 2006 as the debt bears interest at variable rates based on prevailing market conditions. The debt at October 2, 2005 was deemed to have no market; therefore, it was impractical to estimate the fair value of that debt. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values due to their short-term nature.

   INVENTORIES

     Inventories, which include material, labor, and manufacturing overhead, are stated at the lower of cost, which approximates the first-in, first-out (FIFO) method, or market. The Company uses a standard costing system to estimate its FIFO cost of inventory at the end of each reporting period. Historically, standard costs have been materially consistent with actual costs. The Company periodically reviews its inventory for excess items, and it establishes a valuation reserve based upon the age of specific items in inventory and the expected recovery from the disposition of the items.

     A reserve is established for the estimated aged surplus, spoiled or damaged products, and discontinued inventory items and components. The amount of the reserve is determined by analyzing inventory composition, expected usage, historical and projected sales information, and other factors. Changes in sales volume due to unexpected economic or competitive conditions are among the factors that could result in material increases or decreases to the reserve.

     Inventory write-offs were $602,000, $204,000, and $205,000 for the years ended October 1, 2006, October 2, 2005 and September 26, 2004, respectively.

   CONCENTRATION OF SOURCES OF LABOR

     The Company's total hourly and salaried workforce consisted of approximately 860 employees at October 1, 2006. Approximately 83% of the Company's workforce is covered by a three-year collective bargaining agreement renewed effective March 1, 2005.

   PROPERTY AND EQUIPMENT

     The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from three to ten years. Leasehold improvements to the Company's Plant #1 in Vernon, California are amortized over the lesser of the initial lease term plus one lease extension period, initially totaling 15 years, or the estimated useful life of the assets. Other leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. Depreciation is generally computed using the straight-line method.

     Expenditures for maintenance and repairs are charged to expense as incurred. The cost of materials purchased and labor expended in betterments and major renewals are capitalized. The fixtures and equipment balances included $1,894,000 and $1,083,600 of construction in process at October 1, 2006 and October 2, 2005, respectively. Costs and related accumulated depreciation of properties sold or otherwise retired are eliminated from the accounts, and gains or losses on disposals are included in other income (expense).

   EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

     The excess of cost over fair value of net assets acquired (goodwill) is evaluated at least annually for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The Company has one reporting unit and estimates fair value based upon a variety of factors, including discounted cash flow analysis, market capitalization and other market-based information. The Company performed its evaluation of goodwill for impairment as of October 1, 2006, which indicated that no impairment charge was necessary.

   STOCK OPTIONS

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, Share-Based Payment, which requires the Company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Accordingly, with the adoption of SFAS No. 123R, any future option awards will have an impact on the Company's results of operations, although awards will have no impact on the Company's overall financial position. The Company adopted SFAS No. 123R on October 3, 2005 utilizing the modified prospective method. The Company's adoption of SFAS 123R did not impact the Company's income before income tax expense, net income and basic and diluted earnings per share since no options were granted during the fiscal year ended October 1, 2006 and all of the Company's outstanding options were fully vested at the date of adoption of this standard. Accordingly, no stock compensation expense related to the adoption of this standard was recorded.

     Prior to fiscal year 2006, the Company determined stock-based compensation expense using the intrinsic value method of APB 25, "Accounting for Stock Issued to Employees," and the Company provided the disclosure required by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The following table provides the pro forma effects on the Company's net income and earnings per share for the fiscal years ended October 2, 2005 and September 26, 2004 as if the fair value recognition provisions of SFAS No. 123R had been applied:

                                                   For the Fiscal Years Ended
                                                 ------------------------------
                                                   October 2,     September 26,
                                                     2005             2004
                                                 -------------    -------------

Net income (loss):
        As reported                              $   3,696,165    $  (2,141,656)
        Add: Stock-based compensation
             expense included in reported
             net income, net of related
             tax effects                                    --               --
        Deduct: Total stock-based
             compensation expense
             determined under fair value
             method for all awards, net
             of related tax effects                   (279,657)              --
                                                 -------------    -------------
        Pro forma                                $   3,416,508    $  (2,141,656)
                                                 -------------    -------------

        Basic earnings (loss) per share:
             As reported                         $        0.25    $       (0.14)
             Pro forma                           $        0.23    $       (0.14)

        Diluted earnings (loss) per share:
             As reported                         $        0.24    $       (0.14)
             Pro forma                           $        0.22    $       (0.14)


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

     The Company classifies customer rebate costs as a reduction in net revenues. Customer rebate costs were immaterial for the fiscal years ended October 1, 2006, October 2, 2005 and September 26, 2004, respectively.

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

   RECENT ACCOUNTING PRONOUNCEMENTS

     In October 2006, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 123R-5, "Amendment of FASB Staff Position FAS 123(R)-1" ("FSP 123(R)-5"). FSP 123(R)-5 amends FSP 123(R)-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made solely to reflect an equity restructuring that occurs when the holders are no longer employees. The Company does not expect the adoption of FSP 123(R)-5 to have a material impact on its financial condition, results of operations or cash flows.

     In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact adoption may have on its financial condition or results of operations.

     In September 2006, the staff of the Securities and Exchange Commission ("Commission") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Commission staff have stated that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 will be effective for fiscal years ending on or after November 15, 2006. The Company does not expect that SAB 108 will have a material impact on its financial condition, results of operations or cash flows.

     In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 will be effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial condition, results of operations or cash flows.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which, under most circumstances, requires retrospective application of a change in accounting principle. SFAS No. 154 also requires the restatement of previously issued financial statements when reporting the correction of an error. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The adoption has not had a material impact on the Company's financial statements.

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

3. RELATED PARTY TRANSACTIONS

     In connection with the spin-off from the Company's former parent, Overhill Corporation (now TreeCon Resources, Inc. ("TreeCon")), the Company received from Overhill Corporation a non-recourse promissory note in the principal amount of $207,375 made on September 25, 2001 by Mr. Rudis, the Company's President, Chief Executive Officer and Chairman of the Board and a similar note in the principal amount of $184,875 by Mr. Shatley, who served as an officer of the former parent company and later served as an officer and director of the Company. These notes became due and payable on September 24, 2003. Mr. Rudis' note was collateralized solely by 276,500 shares of common stock of TreeCon. Mr. Shatley's note was collateralized solely by 246,500 shares of common stock of TreeCon. Based on the Company's assessment of the collectibility of these notes, including the value of the subject collateral, the Company assigned no value to the notes upon their receipt. During the quarter ended April 2, 2006, Mr. Rudis tendered to the Company the 276,500 shares of TreeCon common stock that had served as collateral for the note receivable. Mr. Shatley tendered to the Company the 246,500 shares of TreeCon common stock that had served as collateral for the note receivable during the quarter ended July 2, 2006.

     During fiscal year 2006, LLCP was a principal stockholder and secured creditor of the Company. As described in Note 5, the Company repaid approximately $44.5 million in existing debt and related fees expenses of LLCP and its affiliate, Pleasant Street Investors, LLC ("PSI") in connection with the termination of Company's financing arrangements with them. In addition, as described in Note 10, on December 23, 2005, LLCP resold to 15 institutional investors in a private transaction all of the 5,771,661 shares of the Company's common stock that it owned of record as of that date and the Company made various representations and warranties as a party to a stock purchase agreement with LLCP and the investors. Also, on December 23, 2005, the Company, LLCP and James Rudis entered into a Third Amendment to the Amended and Restated Investor Rights Agreement. This agreement was terminated in connection with the refinancing of the Company's indebtedness to LLCP and PSI in May 2006.

     The Company maintains an employment agreement with its Chief Executive Officer, James Rudis. Mr. Rudis' employment agreement, as amended, ran through October 31, 2006. Pursuant to a termination option extension agreement the Company entered into with Mr. Rudis on November 30, 2006, the Company and Mr. Rudis chose not to terminate the employment agreement. Accordingly, the employment agreement term automatically extended to October 31, 2007. Mr. Rudis' employment agreement will thereafter automatically renew from year-to-year unless terminated by Mr. Rudis or the Company upon giving to Mr. Rudis minimum notice of at least 90 days prior to the expiration of the initial term or the anniversary or renewal date of the beginning of the next annual extension period.

     In February 2004, the Company engaged Alexander Auerbach & Co., Inc. ("AAPR") to provide the Company with public relations and marketing services. AAPR provides public relations, media relations and communications marketing services to support the Company's sales activities. Alexander Auerbach, who is a director of the Company, is a stockholder, director and officer of AAPR. The Company paid to AAPR $28,682 for services rendered under this engagement during fiscal year 2006. These fees totaled more than 5% of AAPR's gross revenues for its fiscal year ended January 31, 2006.

4. INVENTORIES

     Inventories are summarized as follows:

                                                  October 1,          October 2,
                                                    2006                2005
                                                 -----------         -----------
        Raw ingredients                          $ 4,031,162         $ 3,125,427
        Finished product                           5,429,298           5,262,877
        Packaging                                  1,507,886           1,045,274
                                                 -----------         -----------
                                                 $10,968,346         $ 9,433,578
                                                 ===========         ===========

     During the year ended October 2, 2005, the Company revised its method to apply reserve estimation percentages to aging categories. The effect of this change in estimate resulted in lowered net income of approximately $370,000 and $0.02 per diluted share for the fiscal year ended October 2, 2005.

5. LONG-TERM DEBT

     On April 17, 2006, the Company executed a senior secured credit agreement with Guggenheim Corporate Funding, LLC ("GCF"). Under the credit agreement, GCF acts as collateral agent, administrative agent, arranger and syndication agent in connection with loans made by various lenders, including affiliates of GCF.

     The facility with GCF is a $47.5 million senior secured credit facility with a five-year maturity, maturing in May 2011, and is secured by a first priority lien on substantially all of the Company's assets. The facility is structured as a $7.5 million non-amortizing revolving loan, a $25.0 million amortizing Tranche A Term Loan and a $15.0 million non-amortizing Tranche B Term Loan. The facility bears interest, adjustable quarterly, at the London Inter Bank Offering Rate ("LIBOR") plus the Applicable Margin (listed below) for LIBOR loans or, at the Company's option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus an applicable margin, as follows:

                                            Applicable
                                            Margin for
                          Total Debt to   Alternate Base         Applicable Margin for
                          EBITDA Ratio      Rate Loans                LIBOR Loans
                            for Last      --------------  ------------------------------------
                             Twelve                                       Tranche A  Tranche B
                             Months       Revolving Loan  Revolving Loan  Term Loan  Term Loan
                          ------------    --------------  --------------  ---------  ---------
Greater than               3.00:1.00           2.50%           3.50%        3.75%      6.25%

Greater than or
equal to but less          2.00:1.00
than or equal to           3.00:1.00           2.25%           3.25%        3.50%      6.00%

Less than                  2.00:1.00           2.00%           3.00%        3.25%      5.75%
----------------------------------------------------------------------------------------------

     Initial funding under the GCF credit facility was made on May 17, 2006 in the amount of $44.5 million through the issuance of Tranche A Term Loans in the principal amount of $25.0 million, Tranche B Term Loans in the principal amount of $15.0 million and LIBOR revolving loans in the principal amount of $4.5 million. As of October 1, 2006, the Company's principal balances on these loans totaled $41.0 million, consisting of $24.0 million in Tranche A Term Loans, $15.0 million in Tranche B Term Loans and $2.0 million in LIBOR revolving loans. At October 1, 2006, interest rates on the Tranche A Term Loans, Tranche B Term Loans and LIBOR revolving loans were 8.8%, 11.3% and 8.6%, respectively.

     Initial proceeds from the GCF facility were used to repay approximately $44.5 million in existing debt and related fees and expenses of LLCP and PSI in connection with the termination of its financing arrangements with them comprising a secured senior subordinated note payable to LLCP and a senior Term A note payable to PSI and to pay approximately $1.6 million in fees and expenses relating to the new financing. Of these fees, $1.4 million is recorded as debt discount, net of accumulated amortization, on the accompanying balance sheet as of October 1, 2006. The Company recorded a pretax charge of approximately $176,000 in connection with the termination of the LLCP and PSI financing arrangements in the third quarter of fiscal year 2006.

     The GCF facility contains covenants whereby, among other things, the Company is required to maintain compliance with agreed levels of EBITDA, interest coverage, fixed charge coverage, leverage targets, and annual capital expenditures and incremental indebtedness limits. Mandatory prepayments under the facility are required based on excess cash flow as defined in the agreement and upon receipt of proceeds from a disposition or payment from a casualty or condemnation of the collateralized assets and voluntary prepayments under the facility are generally permitted as provided in the agreement. The facility also contains customary restrictions on incurring indebtedness and liens, making investments, paying dividends and making loans or advances.

     On September 21, 2006, the Company entered into a 5-year loan in the principal amount of $324,000 at a fixed interest rate of 7.5% to finance the purchase of machinery used for manufacturing processes.

     As of October 1, 2006, the Company was in compliance with the covenant requirements of the agreement with GCF. The Company believes it is probable that it will remain in compliance with all of those covenant requirements for the foreseeable future. However, if the Company fails to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under its financing arrangements could result and interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect its financial condition, results of operations or cash flows.

     Long-term debt of the Company as of October 1, 2006 and October 2, 2005 is summarized as follows:


                                              OCTOBER 1, 2006    OCTOBER 2, 2005
                                                ------------      ------------

Tranche A Term Loans payable to GCF             $ 24,000,000      $         --
Tranche B Term Loans payable to GCF               15,000,000                --
LIBOR revolving loans payable to GCF               2,000,000                --
Equipment loan                                       323,902                --
Tem A Note payable to LLCP affiliates                     --        16,500,000
Note payable to LLCP                                      --        28,858,000
Other                                                     --            44,828
                                                ------------      ------------
                                                  41,323,902        45,402,828

Less current maturities                           (2,739,167)         (344,828)
Less debt discount                                (1,365,470)               --
                                                ------------      ------------
                                                $ 37,219,265      $ 45,058,000
                                                ============      ============

     Mandatory payments on the Company's long-term debt as of October 1, 2006 is as follows:

2007                                                      $ 2,997,421
2008                                                        2,339,885
2009                                                        2,618,227
2010                                                        2,819,421
2011                                                       31,391,116
                                                          -----------
Total payments (1)                                        $42,166,070
                                                          ===========

(1) Includes General Electric capital lease of $842,168 as amended commencing on October 2, 2006.

6. SHAREHOLDERS' EQUITY

     On December 23, 2005, LLCP received 283,076 shares of the Company's common stock upon surrender and conversion in full of the 23.57 shares of Series A Convertible Preferred Stock it then held.

     In addition, LLCP received 198 shares of the Company's common stock upon cashless exercise in full of the two warrants it held to purchase an aggregate of 200 shares of the Company's common stock at an exercise price of $0.0000008 per share, for a rounded aggregate exercise price of $0.01.

   STOCK OPTIONS

     The Company adopted stock option plans in October 2002 and May 2005. The Company reserved 800,000 and 550,000 shares of common stock under the plans adopted in October 2002 and May 2005, respectively, for the issuance to eligible directors and employees of, and consultants to, the Company under the plans. The plans provide for the grant of both incentive stock options (at exercise prices no less than fair value at the date of grant) and non-qualified stock options (at exercise prices as determined by the Compensation Committee). Such options may be exercisable as determined by such Committee. The plans will expire in ten years following their adoption.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123R, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. No options were granted in fiscal years 2006 and 2004. The fair value for the options granted in fiscal year 2005 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: weighted average risk-free interest rate of 3.38%; dividend yields of 0%; weighted average volatility factor of the expected market price of the Company's common stock of 0.955; and a weighted average expected life of the options of 3 years. The weighted average fair value of options granted during fiscal year 2005 was $0.88.

     A summary of the Company's stock option activity and related information follows:

                                                     For the Fiscal Years Ended
                                -------------------------------------------------------------------
                                      October 1,             October 2,            September 26,
                                        2006                    2005                   2004
                                --------------------    --------------------   --------------------
                                            Weighted                Weighted               Weighted
                                            Average                 Average                Average
                                            Exercise                Exercise               Exercise
                                 Options     Price       Options     Price      Options      Price
                                ---------   --------    ---------   --------   ---------   --------
   Outstanding at beginning
   of year                      1,184,000   $   1.43      672,000   $   1.28     672,000   $   1.28
   Granted                             --   $    --       539,000   $   1.61          --   $    --
   Exercised                       82,000   $   0.92       27,000   $   1.47          --   $    --
   Canceled                            --   $    --            --   $    --           --   $    --
   Outstanding at end of year   1,102,000   $   1.47    1,184,000   $   1.43     672,000   $   1.28
   Exercisable at end of year   1,102,000   $   1.47    1,184,000   $   1.43     672,000   $   1.28





6. SHAREHOLDERS' EQUITY (CONTINUED)

     Exercise prices for the 1,102,000 options outstanding as of October 1, 2006 ranged from $0.48 to $2.50. The weighted average contractual life of those options is 6.4 years. The following table summarizes information about stock options outstanding as of October 1, 2006:


                                   Options Outstanding                               Options Exercisable
                    -------------------------------------------------      -------------------------------------
                                  Weighted
                                   Average      Weighted                                  Weighted
                                  Remaining     Average      Aggregate                     Average     Aggregate
                      Number     Contractual    Exercise     Intrinsic        Number      Exercise     Intrinsic
                    Outstanding     Life         Price       Value(1)      Exercisable      Price       Value(1)
                    -----------     ----         -----       --------      -----------      -----       --------
   $2.50                46,296       8           $ 2.50        32,407           46,296     $ 2.50         32,407
   $2.00                46,296       8           $ 2.00        55,555           46,296     $ 2.00         55,555
   $1.60               472,000       6           $ 1.60       755,200          472,000     $ 1.60        755,200
   $1.50                46,296       8           $ 1.50        78,703           46,296     $ 1.50         78,703
   $1.47               341,112       8           $ 1.47       590,124          341,112     $ 1.47        590,124
   $0.70                50,000       1           $ 0.70       125,000           50,000     $ 0.70        125,000
   $0.48               100,000       2           $ 0.48       272,000          100,000     $ 0.48        272,000
                   ---------------------------------------------------------------------------------------------
   $0.48 - $2.50     1,102,000      6.4          $ 1.47     1,908,989        1,102,000     $ 1.47      1,908,989

(1) Based on the last reported sale price of our common stock of $3.20 on September 29, 2006 (the last trading day during fiscal year 2006).

     The total intrinsic value of options exercised during the fiscal year ended
October 1, 2006 was $227,191 at the time of exercise.

7. NET INCOME (LOSS) PER SHARE

     The following table sets forth the calculation of income (loss) per share for the periods presented:

                                                        For the Fiscal Years Ended
                                                ------------------------------------------
                                                 October 1,     October 2,    September 26,
                                                    2006           2005           2004
                                                ------------   ------------   ------------

Basic EPS Computation:
Numerator:
  Net income (loss)                             $  5,101,985   $  3,696,165   $ (2,141,656)
Denominator:
  Weighted average common shares outstanding      15,204,424     14,863,716     14,805,556
                                                ------------   ------------   ------------
       Total shares                               15,204,424     14,863,716     14,805,556
                                                ============   ============   ============
Basic EPS                                       $       0.34   $       0.25   $      (0.14)
                                                ============   ============   ============

Diluted EPS Computation:
Numerator:
  Net income (loss)                             $  5,101,985   $  3,696,165   $ (2,141,656)
Denominator:
  Weighted average common shares outstanding      15,204,424     14,863,716     14,805,556
   Incremental shares from assumed conversion
     of preferred stock and exercise of stock
     option and warrants                             676,083        711,743             --
                                                ------------   ------------   ------------
       Total shares                               15,880,507     15,575,459     14,805,556
                                                ============   ============   ============
Diluted EPS                                     $       0.32   $       0.24   $      (0.14)
                                                ============   ============   ============





7. NET INCOME (LOSS) PER SHARE (CONTINUED)

     At September 26, 2004, 672,000 shares attributable to outstanding stock options, warrants exercisable for 200 shares and 283,076 shares of convertible preferred stock were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

8. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                   October 1,      October 2,
                                                     2006             2005
                                                   ----------      ----------

     Compensation                                  $1,905,144      $1,748,516
     Taxes other than income taxes                     93,514          25,970
     Interest                                          23,140          29,627
     Other                                            892,795       1,189,252
                                                   ----------      ----------
                                                   $2,914,593      $2,993,365
                                                   ==========      ==========
9. INCOME TAXES

     Income tax provision consists of the following:

                                              For the Fiscal Years Ended
                                      -----------------------------------------
                                      October 1,     October 2,    September 26,
                                        2006           2005           2004
                                     -----------    -----------    -----------
   Current:
     Federal                         $   233,823    $   120,362    $        --
     State                               432,158         39,223          1,600
                                     -----------    -----------    -----------
   Total current                         665,981        159,585          1,600

   Deferred:
     Federal                           2,454,692      1,384,900     (1,254,128)
     State                               335,027        290,946       (115,496)
                                     -----------    -----------    -----------
   Total deferred                      2,789,719      1,675,846     (1,369,624)
                                     -----------    -----------    -----------

   Total income tax provision        $ 3,455,700    $ 1,835,431    $(1,368,024)
                                     ===========    ===========    ===========

     During fiscal year 2004, the Company recorded a $425,000 valuation allowance against a portion of its deferred tax assets, since at that time it was believed that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future. However, in consideration of the Company's improved financial performance in fiscal year 2005 and anticipated profitable operations, the Company reversed $337,000 of the previously recorded valuation allowance. The remaining $88,000 was utilized against deferred tax assets. In fiscal year 2006, the Company recorded a $17,000 valuation allowance against a capital loss carryforward that the Company does not anticipate utilizing.

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





9. INCOME TAXES (CONTINUED)

     The total income tax provision (benefit) was 40.4%, 33.2% and (38.9%) of pretax income (loss) for the fiscal years ended October 1, 2006, October 2, 2005 and September 26, 2004, respectively. A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:

                                                      For the Fiscal Years Ended
                                             -----------------------------------------
                                              October 1,     October 2,   September 26,
                                                 2006          2005            2004
                                             -----------    -----------    -----------

Computed tax provision (benefit) at
   federal statutory rate (34%)              $ 2,930,873    $ 1,880,743    $(1,193,817)
State income tax provision,
   net of federal benefit                        503,824        281,953       (105,337)
Permanent items                                   34,669         28,257         35,049
Tax (benefit) expense attributed to parent            --             --       (528,919)
Valuation allowance                               17,195       (337,000)       425,000
Other                                            (30,861)       (18,522)            --
                                             -----------    -----------    -----------
                                             $ 3,455,700    $ 1,835,431    $(1,368,024)
                                             ===========    ===========    ===========

     The deferred tax assets and deferred tax liabilities recorded on the balance sheet are as follows:

                                       October 1, 2006               October 2, 2005
                                 --------------------------    --------------------------
                                   Deferred      Deferred       Deferred       Deferred
                                     Tax            Tax            Tax            Tax
                                    Assets      Liabilities      Assets       Liabilities
                                 -----------    -----------    -----------    -----------

   Current:
      Inventory, accounts
        receivable               $   391,394    $        --    $   449,388    $        --
      Accrued liabilities            827,631             --        751,393             --
      Prepaid expenses                    --       (207,263)            --       (218,731)
      Other                            2,987             --         13,609             --
                                 -----------    -----------    -----------    -----------
                                   1,222,012       (207,263)     1,214,390       (218,731)

   Noncurrent:
      Net operating loss carry
        forwards & AMT credit    $   534,547    $        --    $ 3,300,130    $        --
      Deposits and deferrals          84,164             --        144,999             --
      Depreciation                    88,756             --             --       (238,552)
      Goodwill                            --     (1,544,964)            --     (1,252,460)
      Valuation Allowance            (17,195)            --             --             --
                                 -----------    -----------    -----------    -----------
                                     690,272     (1,544,964)     3,445,129     (1,491,012)
                                 ===========    ===========    ===========    ===========
   Total deferred taxes net of
      valuation allowance        $ 1,912,284    $(1,752,227)   $ 4,659,519    $(1,709,743)
                                 ===========    ===========    ===========    ===========

     As of October 1, 2006, the Company had net operating losses and alternative minimum tax credits available for carryforward for federal tax purposes of approximately $802,000 and $262,000 respectively expiring beginning in 2023.
These carryforward benefits may be subject to annual limitations due to the ownership change limitations imposed by the Internal Revenue Code and similar state provisions. The annual limitation, if imposed, may result in the expiration of net operating losses before utilization.





10. COMMITMENTS AND CONTINGENCIES

   COMMITMENTS

     The Company enters into monthly and long-term leases. Future minimum lease payments for all long-term operating leases, including facilities and equipment, at October 1, 2006 are as follows:

                2007                                                $  1,980,891
                2008                                                   1,879,692
                2009                                                   1,777,778
                2010                                                   1,603,215
                2011                                                   1,037,143
                2012 and thereafter                                    4,955,968
                                                                    ------------
                                                                    $ 13,234,687
                                                                    ============

     The Company leases its facilities under operating leases expiring through September 2011, with an option for a five-year extension on the Plant #1 operating facility in Vernon. Certain of the other leases provide for renewal options at substantially the same terms as the current leases.

     The Company's lease of its primary operating facility requires the premises to be restored to its original condition upon the termination of the lease.
Accordingly, the Company has recorded a liability of $308,000 representing the present value of the estimated restoration costs at October 1, 2006. The corresponding asset is being depreciated over 13 years, and the present value of the liability is being accreted over the term in order to establish a reserve at the end of the lease equal to the refurbishment costs.

     Certain of the Company's equipment leases provide for declining annual rental amounts. Rent expense is recorded on a straight-line basis over the term of the lease. Accordingly, deferred rent is recorded in the accompanying balance sheets in other assets as the difference between rent expense and amounts paid under the terms of the lease agreements.

     Rent expense, including monthly equipment rentals, was approximately $2.7 million, $2.5 million and $2.4 million, for the fiscal years ended October 1, 2006, October 2, 2005 and September 26, 2004, respectively.

     The Company maintains an employment agreement with its Chief Executive
Officer, James Rudis. Mr. Rudis' employment agreement expired on October 31,
2006 and extended for an additional one-year period. The value of the remaining obligations under Mr. Rudis' employment agreement as of October 1, 2006 was $532,000.

     The Company's open purchase orders for raw materials and contractual obligations to purchase raw protein within the next year totals $16,170,000.

   CONTINGENCIES

     The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes (based, in part, on advice of legal counsel) that such contingencies will be resolved without adversely affecting the Company's financial position, results of operations or cash flows.

   LIQUIDATED DAMAGES

     On December 23, 2005, LLCP resold to 15 institutional investors in a private transaction all of the 5,771,661 shares of the Company's common stock that LLCP owned of record as of that date ("Transferred Shares"). To facilitate
LLCP's sale of the Transferred Shares, the Company made various representations and warranties as a party to a stock purchase agreement with LLCP and the investors. In addition, the Company entered into a registration rights agreement with the investors that required the Company to register for resale the Transferred Shares and to maintain the effectiveness of the registration statement for a maximum of 24 months following the closing date. The registration statement was declared effective by the Securities and Exchange
Commission on April 13, 2006. If the Company is unable to meet its obligations






 10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

     Employees voluntarily make contributions under both plans. The Company does not provide for a match to the employees' contributions, and its expenses related to the plans have not been significant. The Company's 2005 bonus program permitted a discretionary bonus equal to 2% of non-union employees' gross W-2 earnings in the form of a 401(k) contribution. The total contribution under the 2005 bonus program of $161,000 was made during fiscal year 2006. The Company's
2006 bonus program permits a discretionary bonus equal to 3% of non-union employees' gross W-2 earnings in the form of a 401(k) contribution to be made during fiscal year 2007.

12. SUBSEQUENT EVENTS

     The Company amended its existing operating lease agreements with General
Electric Capital Corporation on October 2, 2006. The amended lease results in a three-year capital lease in the principal amount of $842,168 at a fixed interest rate of 8.15% with a $1 bargain purchase option at the expiration of the lease.

     Rent payments on the previous operating lease agreements have been charged to expense on a straight-line basis resulting in a deferred rent asset balance of $532,000 at October 1, 2006. This balance will be amortized over the remaining term of the lease in accordance with SFAS No. 13, "Accounting for Leases."





13.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                             For the Fiscal Year Ended October 1, 2006
                                     -----------------------------------------------------------
                                     January 1         April 2        July 2        October 1
                                     -------------    ------------   ------------   ------------

  Net revenues                        $39,588,808     $43,693,519    $43,957,858    $41,069,406

  Gross profit                          4,393,397       5,202,825      6,244,478      5,643,972

  Operating income                      2,544,179       3,460,619      4,450,415      3,833,150

  Net income                              607,149       1,212,764      1,718,981      1,563,091

  Net income per share - basic             $0.04           $0.08          $0.11        $0.10

  Net income per share - diluted           $0.04           $0.08          $0.11        $0.10

                                             For the Fiscal Year Ended October 2, 2005
                                     -----------------------------------------------------------
                                     January 2         April 3        July 3        October 2
                                     -------------    ------------   ------------   ------------

  Net revenues                        $40,218,835     $43,338,647    $42,280,698    $36,727,332

  Gross profit                          4,414,408       5,596,002      5,338,306      4,403,743

  Operating income                      2,630,346       3,581,654      3,213,494      2,477,428

  Net income                              601,023       1,061,565      1,077,112        956,465

  Net income per share - basic             $0.04           $0.07          $0.07        $0.06

  Net income per share - diluted           $0.04           $0.07          $0.07        $0.06





                                                                     Schedule II

                              OVERHILL FARMS, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                        Balance at
                                        Beginning                               Balance at
                 Description             of Year     Additions   Deductions(1)  End of year
--------------------------------------  ---------    ---------    -----------   -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  2006                                  $(196,000)   $      --    $   181,000   $   (15,000)
  2005                                   (125,000)    (170,000)        99,000      (196,000)
  2004                                   (111,000)    (109,000)        95,000      (125,000)

INVENTORY EXCESS AND OBSOLETE RESERVE
  2006                                  $(814,000)   $(608,000)   $   602,000   $  (820,000)
  2005                                   (216,000)    (802,000)       204,000      (814,000)
  2004                                   (270,000)    (151,000)       205,000      (216,000)

INCOME TAX VALUATION ALLOWANCE
  2006                                  $      --    $ (17,000)   $        --   $   (17,000)
  2005                                   (425,000)          --        425,000            --
  2004                                         --     (425,000)            --      (425,000)
                                               --           --             --            --


(1) Deductions to the allowance for doubtful accounts consist of write-offs net of recoveries.

 EXHIBIT
 -------
 NUMBER                   INDEX OF EXHIBITS ATTACHED TO THIS REPORT
 ------                   -----------------------------------------

10.22         Summary of Director Compensation

10.23 Description of Bonus Programs for Named Executive Officers for Fiscal Year 2006

10.24         Description of Employment Arrangement between Overhill Farms, Inc.
              and John L. Steinbrun

10.25         Description of Employment Arrangement between Overhill Farms, Inc.
              and Richard A. Horvath

10.26 Termination Option Extension dated November 30, 2006 between Overhill Farms, Inc. and James Rudis

23            Consent of Independent Registered Public Accounting Firm

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