Form 10-Q
period 2006-12-31
OVERHILL FARMS INC
filed 2007-01-29
CIK 1101020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
     (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ________ to ________

                         Commission file number 1-16699

                              OVERHILL FARMS, INC.
             (Exact name of registrant as specified in its charter)

               NEVADA                                         75-2590292
   (State or other jurisdiction of                          (IRS Employer
   incorporation or organization)                       Identification Number)

       2727 EAST VERNON AVENUE
         VERNON, CALIFORNIA                                     90058
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

As of January 29, 2007, there were 15,270,271 shares of the issuer's common stock, $.01 par value, outstanding.

                                             OVERHILL FARMS, INC.
                                                   FORM 10-Q
                                        QUARTER ENDED DECEMBER 31, 2006

--------------------------------------------------------------------------------------------------------------

                                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                        Page No.
------------------------------                                                                        --------

Item 1.  Financial Statements

         Condensed Balance Sheets as of December 31, 2006 (unaudited) and October 1, 2006                 2

         Condensed Statements of Operations for the Three Months Ended December 31, 2006 and
         January 1, 2006 (unaudited)                                                                      4

         Condensed Statements of Cash Flows for the Three Months Ended December 31, 2006 and
         January 1, 2006 (unaudited)                                                                      5

         Notes to Condensed Financial Statements (unaudited)                                              8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations           13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                      18

Item 4.  Controls and Procedures                                                                         19

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                                               20

Item 6.  Exhibits                                                                                        20

SIGNATURES                                                                                               21

EXHIBITS ATTACHED TO THIS FORM 10-Q                                                                      22





ITEM 1.   FINANCIAL STATEMENTS

                                            OVERHILL FARMS, INC.
                                          CONDENSED BALANCE SHEETS


                                                   ASSETS


                                                                              December 31,       October 1,
                                                                                  2006              2006
                                                                              ------------      ------------
                                                                              (Unaudited)
Current assets:
   Cash                                                                       $  2,928,064      $  2,111,251
   Accounts receivable, net of allowance for doubtful accounts of $15,000
     in December and October 2006, respectively                                 13,219,496        14,901,680
   Inventories                                                                  11,963,171        10,968,346
   Prepaid expenses and other                                                    1,472,205         1,486,811
   Deferred income taxes                                                         1,014,749         1,014,749
                                                                              ------------      ------------
           Total current assets                                                 30,597,685        30,482,837
                                                                              ------------      ------------

Property and equipment, at cost:
   Fixtures and equipment                                                       15,890,805        14,546,122
   Leasehold improvements                                                       10,160,433        10,018,384
   Automotive equipment                                                             50,854            50,854
                                                                              ------------      ------------
                                                                                26,102,092        24,615,360
   Less accumulated depreciation and amortization                              (12,022,725)      (11,547,747)
                                                                              ------------      ------------
                                                                                14,079,367        13,067,613
                                                                              ------------      ------------
Other assets:
   Excess of cost over value of net assets acquired                             12,188,435        12,188,435
   Deferred financing costs, net of accumulated amortization of $198,000
     and $178,000 in December and October 2006, respectively                       386,445           406,482
   Other                                                                         1,551,618         1,982,848
                                                                              ------------      ------------
                                                                                14,126,498        14,577,765
                                                                              ------------      ------------

Total assets                                                                  $ 58,803,550      $ 58,128,215
                                                                              ============      ============


                                 The accompanying notes are an integral part
                                  of these condensed financial statements.




                                              OVERHILL FARMS, INC.
                                      CONDENSED BALANCE SHEETS (CONTINUED)


                                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                 December 31,       October 1,
                                                                                     2006              2006
                                                                                 ------------      ------------
                                                                                  (Unaudited)
Current liabilities:
   Accounts payable                                                              $  7,112,402      $  7,463,263
   Accrued liabilities                                                              3,154,141         2,607,013
   Current maturities under capital lease obligation                                  265,342                --
   Current maturities of long-term debt                                             4,943,850         2,739,167
                                                                                 ------------      ------------
           Total current liabilities                                               15,475,735        12,809,443

Long-term accrued liabilities                                                         318,471           307,580
Deferred tax liabilities                                                            1,235,054           854,692
Capital lease obligation, less current maturities                                     493,061                --
Long-term debt, less current maturities, net of unamortized debt discount of
   $1,291,966 and $1,365,470 in December and October 2006, respectively            32,788,235        37,219,265
                                                                                 ------------      ------------
           Total liabilities                                                       50,310,556        51,190,980
                                                                                 ------------      ------------


Commitments and contingencies


Shareholders' equity:
   Preferred stock, $0.01 par value, authorized 50,000,000 shares, 4.43 designated as Series A convertible preferred stock, 0 shares issued and
     outstanding                                                                           --                --
   Common stock, $0.01 par value, authorized 100,000,000 shares, issued and
     outstanding 15,267,271 shares                                                    152,673           152,673
   Additional paid-in capital                                                      10,189,545        10,189,545
   Accumulated deficit                                                             (1,849,224)       (3,404,983)
                                                                                 ------------      ------------
           Total shareholders' equity                                               8,492,994         6,937,235
                                                                                 ------------      ------------

Total liabilities and shareholders' equity                                       $ 58,803,550      $ 58,128,215
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




                               OVERHILL FARMS, INC.
                        CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     For the Three Months Ended
                                                   ------------------------------
                                                   December 31,       January 1,
                                                       2006              2006
                                                   ------------      ------------

Net revenues                                       $ 40,538,492      $ 39,588,808
Cost of sales                                        35,031,990        35,195,411
                                                   ------------      ------------
Gross profit                                          5,506,502         4,393,397

Selling, general and administrative expenses          1,777,217         1,849,218
                                                   ------------      ------------

Operating income                                      3,729,285         2,544,179

Interest expense:
  Interest expense                                   (1,020,818)       (1,465,429)
  Amortization of deferred financing costs              (93,541)          (54,802)
                                                   ------------      ------------
Total interest expense                               (1,114,359)       (1,520,231)

Other (expenses) income                                 (18,099)            1,642
                                                   ------------      ------------

Income before income taxes                            2,596,827         1,025,590

Income tax expense                                    1,041,068           418,441
                                                   ------------      ------------

Net income                                         $  1,555,759      $    607,149
                                                   ============      ============

Net income per share:

  Basic                                            $       0.10      $       0.04
                                                   ============      ============

  Diluted                                          $       0.10      $       0.04
                                                   ============      ============

Shares used in computing net income per share:

  Basic                                              15,267,271        14,981,018
  Diluted                                            15,672,313        15,938,331


                   The accompanying notes are an integral part
                     of these condensed financial statements.




                                      OVERHILL FARMS, INC.
                               CONDENSED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)


                                                                     For the Three Months Ended
                                                                    ----------------------------
                                                                    December 31,      January 1,
                                                                        2006             2006
                                                                    -----------      -----------

Operating Activities:
   Net income                                                       $ 1,555,759      $   607,149
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                      535,666          422,629
     Amortization of debt discount and deferred financing costs          93,541           54,802
     Loss on asset disposals                                             19,641               --
     Provision for doubtful accounts                                         --            1,619
     Deferred income taxes                                              380,362          255,115
     (Gain) loss on sale of marketable securities                        (2,999)              --
     Changes in:
       Accounts receivable                                            1,682,184         (734,956)
       Inventories                                                     (994,825)      (1,051,299)
       Prepaid expenses and other assets                                410,305              552
       Accounts payable                                                (350,861)       2,034,828
       Accrued liabilities                                              547,128          (77,325)
                                                                    -----------      -----------
Net cash provided by operating activities                             3,875,901        1,513,114
                                                                    -----------      -----------

Investing Activities:
   Additions to property and equipment                                 (724,240)        (370,893)
   Proceeds from sale of property and equipment                          10,238               --
   Sale of marketable securities                                         38,530               --
                                                                    -----------      -----------
Net cash used in investing activities                                  (675,472)        (370,893)
                                                                    -----------      -----------


                           The accompanying notes are an integral part
                            of these condensed financial statements.




                                OVERHILL FARMS, INC.
                   CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                     (UNAUDITED)


                                                         For the Three Months Ended
                                                        ----------------------------
                                                        December 31,     January 1,
                                                            2006            2006
                                                        -----------      -----------

Financing Activities:
   Borrowings under equipment loans                     $   216,617      $        --
   Principal payments on debt                            (2,500,000)        (614,940)
   Principal payments on equipment loans                    (16,468)              --
   Principal payments on capital lease obligation           (83,765)              --
   Exercise of stock options, including tax benefit              --          127,307
                                                        -----------      -----------
Net cash used in financing activities                    (2,383,616)        (487,633)
                                                        -----------      -----------

Net increase in cash                                        816,813          654,588
Cash at beginning of period                               2,111,251        2,654,563
                                                        -----------      -----------

Cash at end of period                                   $ 2,928,064      $ 3,309,151
                                                        ===========      ===========

Supplemental Schedule of Cash Flow Information:
   Cash paid during the period for:
     Interest                                           $ 1,027,815      $ 1,438,369
     Income taxes                                       $        --      $   163,000


                     The accompanying notes are an integral part
                      of these condensed financial statements.

                                         6

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

     The Company amended its existing operating lease agreements with General Electric Capital Corporation on October 2, 2006. The amended lease resulted in a three-year capital lease in the principal amount of $842,168 at a fixed interest rate of 8.15% with a $1 bargain purchase option at the expiration of the lease. The assets acquired under this capital lease have an acquisition cost of $911,647, which is less than fair market value, and are classified under fixtures and equipment on the accompanying balance sheet. Accumulated amortization of the assets under the capital lease is included in accumulated depreciation and amortization on the accompanying balance sheet.


                 The accompanying notes are an integral part of
                      these condensed financial statements.

                              OVERHILL FARMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (UNAUDITED)


1.       NATURE OF BUSINESS AND ORGANIZATIONAL MATTERS

         Overhill Farms, Inc. ("the Company" or "Overhill Farms") is a value-added manufacturer of quality frozen food products including entrees, plated meals, meal components, soups, sauces, and poultry, meat and fish specialties.

2.       BASIS OF PRESENTATION

         Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007 or for any other period.

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         The condensed balance sheet at October 1, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

         For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 1, 2006.

3.       RECENT ACCOUNTING PRONOUNCEMENTS

         In October 2006, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 123R-6, "Technical Corrections of FASB Statement No. 123(R)" ("FSP 123(R)-6"). FSP 123(R)-6 amends FSP 123(R) to exempt nonpublic entities from disclosing the aggregate intrinsic value of outstanding fully vested share options (or share units) and share options expected to vest, to revise the computation of minimum compensation cost that must be recognized, to indicate that at the date that the illustrative awards were no longer probable of vesting, any previously recognized compensation cost should have been reversed, and to amend the definition of short-term inducement to exclude an offer to settle an award. The Company does not expect the adoption of FSP 123(R)-6 to have a material impact on its financial condition, results of operations or cash flows.

         In October 2006, the FASB issued FASB Staff Position No. 123R-5, "Amendment of FASB Staff Position FAS 123(R)-1" ("FSP 123(R)-5"). FSP 123(R)-5 amends FSP 123(R)-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made solely to reflect an equity restructuring that occurs when the holders are no longer employees. The Company does not expect the adoption of FSP 123(R)-5 to have a material impact on its financial condition, results of operations or cash flows.

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

         In September 2006, the staff of the Securities and Exchange Commission ("Commission") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Commission staff have stated that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 will be effective for fiscal years ending on or after November 15, 2006. The Company's adoption of SAB 108 on October 2, 2006 did not have a material impact on its financial condition, results of operations or cash flows.

         In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 will be effective as of the beginning of the Company's 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial condition, results of operations or cash flows.

4. INVENTORIES

     Inventories are summarized as follows:

                                              December 31,     October 1,
                                                  2006            2006
                                              -----------     -----------
         Raw ingredients                      $ 4,823,303     $ 4,031,162
         Finished product                       5,532,488       5,429,298
         Packaging                              1,607,380       1,507,886
                                              -----------     -----------
                                              $11,963,171     $10,968,346
                                              ===========     ===========

5. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION

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

                                           Applicable
                                           Margin for
                                         Alternate Base                 Applicable Margin for
                        Total Debt to      Rate Loans                         LIBOR Loans
                        EBITDA Ratio     --------------     ---------------------------------------------------
                          for Last                                                Tranche A          Tranche B
                        Twelve Months    Revolving Loan     Revolving Loan        Term Loan          Term Loan
                        -------------    --------------     --------------        ---------          ---------

Greater than              3.00:1.00           2.50%              3.50%              3.75%              6.25%

Greater than or
equal to but less         2.00:1.00
than or equal to          3.00:1.00           2.25%              3.25%              3.50%              6.00%

Less than                 2.00:1.00           2.00%              3.00%              3.25%              5.75%
---------------------------------------------------------------------------------------------------------------

         Initial funding under the GCF credit facility was made on May 17, 2006 in the amount of $44.5 million through the issuance of Tranche A Term Loans in the principal amount of $25.0 million, Tranche B Term Loans in the principal amount of $15.0 million and LIBOR revolving loans in the principal amount of $4.5 million. As of December 31, 2006, the Company's principal balances on these loans totaled $38.5 million, consisting of $23.5 million in Tranche A Term Loans, $15.0 million in Tranche B Term Loans and the LIBOR revolving loans had no outstanding balance. At December 31, 2006, interest rates on the Tranche A Term Loans, Tranche B Term Loans and LIBOR revolving loans were 8.8%, 11.3% and 8.6%, respectively.

         Initial proceeds from the GCF facility were used to repay approximately $44.5 million in existing debt and related fees and expenses in connection with the termination of its financing arrangements and to pay approximately $1.6 million in fees and expenses relating to the new financing. Of these fees, $1.3 million is recorded as debt discount, net of accumulated amortization, on the accompanying balance sheet as of December 31, 2006. The Company recorded a pretax charge of approximately $176,000 in connection with the termination of the former financing arrangements in the third quarter of fiscal year 2006.

         The GCF facility contains covenants whereby, among other things, the Company is required to maintain compliance with agreed levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"), interest coverage, fixed charge coverage, leverage targets, annual capital expenditures and incremental indebtedness limits. Mandatory prepayments under the facility are required based on excess cash flow as defined in the agreement and upon receipt of proceeds from a disposition or payment from a casualty or condemnation of the collateralized assets, and voluntary prepayments under the facility are generally permitted as provided in the agreement. The facility also contains customary restrictions on incurring indebtedness and liens, making investments, paying dividends and making loans or advances.

         The Company entered into the following loans to finance the purchase of machinery used for manufacturing processes: a 5-year loan in the principal amount of $324,000 at a fixed interest rate of 7.5% on September 21, 2006 and a 5-year loan in the principal amount of $216,617 at a fixed interest rate of 7.5% on November 27, 2006.

         Long-term debt of the Company as of December 31, 2006 is summarized as follows:


         Tranche A Term Loans                                      $ 23,500,000
         Tranche B Term Loans                                        15,000,000
         LIBOR revolving loans                                               --
         Equipment loans                                                524,051
                                                                   ------------
                                                                     39,024,050
                                                                   ------------

         Less current maturities                                     (4,943,850)
         Less debt discount                                          (1,291,966)
                                                                   ------------
                                                                   $ 32,788,235
                                                                   ============

         Current maturities of long-term debt include the $2.85 million voluntary principal payment made subsequent to December 31, 2006, as described in Note 11.

         As of December 31, 2006, the Company was in compliance with the covenant requirements of the agreement with GCF. The Company believes it is probable that it will remain in compliance with all of those covenant requirements for the foreseeable future. However, if the Company fails to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under its financing arrangements could result and interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect its financial condition, results of operations or cash flows.

         The Company amended its existing operating lease agreements with General Electric Capital Corporation on October 2, 2006. The amended lease resulted in a three-year capital lease in the principal amount of $842,168 at a fixed interest rate of 8.15% with a $1 bargain purchase option at the expiration of the lease. The assets acquired under this capital lease have an acquisition cost of $911,647, which is less than fair market value, and are classified under fixtures and equipment on the accompanying balance sheet. Accumulated amortization of the assets under the capital lease is included in accumulated depreciation and amortization on the accompanying balance sheet and totaled $44,000 at December 31, 2006. The amortization expense for these assets is included in depreciation expense and totaled $44,000 during the first quarter of fiscal year 2007.

6.       PER SHARE DATA

         The following table sets forth the calculation of income per share ("EPS") for the periods presented:

                                                        Three Months Ended
                                                   ----------------------------
                                                   December 31,     January 1,
                                                       2006            2006
                                                   -----------     ------------

Basic EPS Computation:
Numerator:
  Net income                                       $ 1,555,759     $    607,149
Denominator:
  Weighted average common shares outstanding        15,267,271       14,981,018
                                                   -----------     ------------
          Total shares                              15,267,271       14,981,018
                                                   ===========     ============
           Basic EPS                               $      0.10     $       0.04
                                                   ===========     ============

Diluted EPS Computation:
Numerator:
  Net income                                       $ 1,555,759     $    607,149
Denominator:
  Weighted average common shares outstanding        15,267,271       14,981,018
   Incremental shares from assumed
      exercise of stock options                        405,042          957,313
                                                   -----------     ------------
          Total shares                              15,672,313       15,938,331
                                                   ===========     ============
          Diluted EPS                              $      0.10     $       0.04
                                                   ===========     ============

7.       STOCK OPTIONS

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which requires the Company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Accordingly, with the adoption of SFAS No. 123R, any future option awards will have an impact on the Company's results of operations, although awards will have no impact on the Company's overall financial position. The Company adopted SFAS No. 123R on October 3, 2005 utilizing the modified prospective method. The Company's adoption of SFAS No. 123R did not impact the Company's income before income tax expense, net income and basic and diluted earnings per share since no options were granted during the fiscal quarters ended December 31, 2006 and January 1, 2006, and all of the Company's outstanding options were fully vested at the date of adoption of this standard.

8.       INCOME TAXES

         The effective tax rates for the first three months of each of fiscal years 2007 and 2006 were based upon the estimated annual effective tax rate of approximately 40.1%, which is consistent with the statutory rate.

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

         A significant portion of the Company's total net revenues during the first three months of 2007 and 2006 was derived from two customers. Panda Restaurant Group, Inc. and Jenny Craig, Inc. accounted for approximately 35% and 30%, respectively, of the Company's revenues for the three months ended December 31, 2006 and approximately 44% and 28%, respectively, of the Company's total accounts receivable balance at December 31, 2006. Panda Restaurant Group, Inc. and Jenny Craig, Inc. accounted for approximately 37% and 23%, respectively, of the Company's revenues for the three months ended January 1, 2006 and approximately 34% and 38%, respectively, of the Company's total accounts receivable balance at October 1, 2006. The Company continues to work to expand its retail and foodservice customer base with the goal of reducing its reliance on a small concentration of accounts.

         LIQUIDATED DAMAGES

         On December 23, 2005, LLCP resold to 15 institutional investors in a private transaction all of the 5,771,661 shares of the Company's common stock that LLCP owned of record as of that date ("Transferred Shares"). To facilitate LLCP's sale of the Transferred Shares, the Company made various representations and warranties as a party to a stock purchase agreement with LLCP and the investors. In addition, the Company entered into a registration rights agreement with the investors that required the Company to register for resale the Transferred Shares and to maintain the effectiveness of the registration statement for a maximum of 24 months following the closing date. The registration statement was declared effective by the Securities and Exchange Commission on April 13, 2006. If the Company is unable to meet its obligations under the registration rights agreement to maintain the effectiveness of the registration statement, the Company will be required to pay to each investor liquidated damages equal to 1% of the amount paid by the investor for the Transferred Shares still owned by the investor on the date of the default and 1% of the amount paid by the investor for the Transferred Shares still owned by the investor on each monthly anniversary of the date of the default that occurs prior to the cure of the default. The registration statement has been effective for ten months. At this time, the Company is unaware of the existence of any circumstances that would cause the registration statement to no longer be effective.

10.      RELATED PARTY TRANSACTION

         During fiscal year 2006, LLCP was a principal stockholder and secured creditor of the Company. As described in Note 5, the Company repaid approximately $44.5 million in existing debt and related fees expenses of LLCP and its affiliate, Pleasant Street Investors, LLC ("PSI") in connection with the termination of Company's financing arrangements with them. In addition, as described in Note 9, on December 23, 2005, LLCP resold to 15 institutional investors in a private transaction all of the 5,771,661 shares of the Company's common stock that it owned of record as of that date and the Company made various representations and warranties as a party to a stock purchase agreement with LLCP and the investors. Also, on December 23, 2005, the Company, LLCP and James Rudis entered into a First Amendment to the Amended and Restated Investor Rights Agreement. This agreement was terminated in connection with the refinancing of the Company's indebtedness to LLCP and PSI in May 2006.

         In February 2004, the Company engaged Alexander Auerbach & Co., Inc. ("AAPR") to provide the Company with public relations and marketing services. AAPR provides public relations, media relations and communications marketing services to support the Company's sales activities. Alexander Auerbach, who is a director of the Company, is a stockholder, director and officer of AAPR. Fees paid to AAPR for services rendered under this engagement during the first quarter of fiscal years 2007 and 2006 were immaterial.

11.      SUBSEQUENT EVENTS

         The Company's credit agreement with GCF allows for a voluntary principal payment on the Tranche B Term Loan (which had an interest rate of 11.3% at December 31, 2006) to the extent that the fiscal year-end EBITDA, as defined in the credit agreement, exceeded $13.0 million. Pursuant to this clause in the credit agreement, the Company made a voluntary principal payment of $2.85 million on the Tranche B Term Loan on January 2, 2007. Additionally, on January 2, 2007, the Company borrowed $1.75 million under the LIBOR revolving loans (which had an interest rate of 8.6% at December 31, 2006) to provide liquidity to make this payment.

         The Company entered into a 4-year loan in the principal amount of $476,043 at a fixed interest rate of 7.5% on January 9, 2007 to finance the purchase of machinery used for manufacturing processes.

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

         o        the occurrence of acts of terrorism or acts of war;

         o changes in governmental laws and regulations, including income taxes; and

         o other factors as may be discussed in this report and other reports we file with the Securities and Exchange Commission, including those described in Item 1A of Part I of our annual report on Form 10-K for the fiscal year ended October 1, 2006 and any updates thereto.

OVERVIEW

         We are a leading value-added manufacturer of high quality, custom prepared frozen food products for branded retail, private label, food service and airline customers. Our product line includes entrees, plated meals, bulk-packed meal components, pastas, soups, sauces, poultry, meat and fish specialties, as well as organic and vegetarian offerings. Our extensive research and development efforts, combined with proprietary recipes and flexible manufacturing capabilities, provide customers with a one-stop solution for new product ideas, formulations and product manufacturing, as well as precise replication of existing recipes. Our capabilities allow customers to outsource product development, product manufacturing and packaging thereby avoiding significant fixed-cost and variable investments in resources and equipment. Our customers include such prominent nationally recognized names as Panda Restaurant Group, Jenny Craig, Inc., American Airlines, Inc., Safeway Inc. and Pinnacle Foods Corporation.

         Our goal is to create superior value for our stockholders by continuing to execute our growth and operating strategies, including:

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

CRITICAL ACCOUNTING POLICIES

         Management's discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. See Note 2 to the financial statements contained in our 2006 annual report on Form 10-K for the year ended October 1, 2006 for a summary of our significant accounting policies. Management believes the following critical accounting policies are related to the significant estimates and assumptions used in the preparation of our financial statements.

         CONCENTRATIONS OF CREDIT RISK. Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral from our customers. A bankruptcy or other significant financial deterioration of any customers could impact their future ability to satisfy their receivables with us. Our allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions. For the three months ended December 31, 2006 and January 1, 2006, our write-offs, net of recoveries, to the allowance for doubtful accounts were immaterial.

         A significant portion of our total net revenues during the first three months of 2007 and 2006 was derived from two customers. Panda Restaurant Group, Inc. and Jenny Craig, Inc. accounted for approximately 35% and 30%, respectively, of our revenues for the three months ended December 31, 2006 and approximately 44% and 28%, respectively, of our total accounts receivable balance at December 31, 2006. Panda Restaurant Group, Inc. and Jenny Craig, Inc. accounted for approximately 37% and 23%, respectively, of our revenues for the three months ended January 1, 2006 and approximately 34% and 38%, respectively, of our total accounts receivable balance at October 1, 2006.

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

         A reserve is established for the estimated aged surplus, spoiled or damaged products and discontinued inventory items and components. The amount of the reserve is determined by analyzing inventory composition, expected usage, historical and projected sales information and other factors. Changes in sales volume due to unexpected economic or competitive conditions are among the factors that could result in material increases or decreases to the reserve.

         EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED. We evaluate the excess of cost over fair value of net assets acquired (goodwill) at least annually for impairment in accordance with SFAS No. 142. We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization and other market-based data. At December 31, 2006, we had goodwill of $12.2 million. A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

         INCOME TAXES. We evaluate the need for a valuation allowance on our deferred tax assets based on whether we believe that it is more likely than not that all deferred tax assets will be realized. We consider future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for valuation allowances.

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 2006 COMPARED TO QUARTER ENDED JANUARY 1, 2006

         While we operate as a single business unit, manufacturing various products on common production lines, revenues from similar customers are grouped into the following natural categories: retail, foodservice and airlines.

         The quarters ended December 31, 2006 and January 1, 2006 were both 13-week periods.

         NET REVENUES. Net revenues for the first quarter of fiscal year 2007 increased $949,000 (2.4%) to $40,538,000 from $39,589,000 for the first quarter of fiscal year 2006.

         Retail net revenues increased $2,753,000 (16.2%) to $19,747,000 for first quarter of fiscal year 2007 from $16,994,000 for the first quarter of fiscal year 2006. The increase in retail sales was largely due to a 31.6% increase in sales to Jenny Craig and to sales generated by new and existing customers. These sales increases more than offset lost revenues from previously announced discontinued product lines and lower sales to some retail customers.

         Foodservice net revenues declined $62,000 (0.4%) to $16,180,000 for first quarter of fiscal year 2007 from $16,242,000 for the first quarter of fiscal year 2006 due to decreased revenue from the previously announced loss of a product for an existing foodservice customer, partially offset by strong sales to existing customers.

         Airline net revenues decreased $1,742,000 (27.4%) to $4,611,000 for the first quarter of fiscal year 2007 from $6,353,000 for the first quarter of fiscal year 2006 due to customers reducing the number of meals provided on domestic flights. Year-over-year comparisons also reflected the loss of sales to Delta Airlines subsequent to their bankruptcy filing.

         The transition of a previously announced plan by Panda Restaurant Group, Inc. to diversify its sources of supply by transferring $20 million in foodservice production volume to another vendor has not proceeded as anticipated. As a result, we do not anticipate any revenue reduction from this customer until after April 30, 2007. If the transition occurs on April 30, 2007, the result would be an estimated decrease in sales to this customer of approximately $10 million during fiscal year 2007, rather than the estimated $20 million previously announced. Should the transition occur after April 30, 2007, the reduction in revenues should be commensurately smaller. We believe that our relationship with Panda Restaurant Group, Inc. remains strong, and we expect to continue to participate in its future growth.

         We recently signed a three-year agreement to produce meals for a major national food brand. The agreement is expected to add significantly to our revenues. Production began in January 2007 and is scheduled to build steadily over the coming months. In addition, production of several new private label food items for an existing retail customer is scheduled to begin late in the second quarter of fiscal year 2007. Sales from these new production agreements will more than offset the expected decline in sales that may result from the anticipated transition by Panda Restaurant Group, Inc.

         We believe airline meals will continue to be a profitable part of our overall business despite the financial and business challenges facing the airline industry.

         GROSS PROFIT. Gross profit for the first quarter of fiscal year 2007 increased $1,114,000 (25.4%) to $5,507,000 from $4,393,000 for the first quarter of fiscal year 2006. The majority of this increase is attributable to the improvement in gross profit as a percentage of net revenues to 13.6% for the first quarter of fiscal year 2007 from 11.1% for the first quarter of fiscal year 2006 and due to the $949,000 increase in net revenues. Margin improvement was attributable to better operating leverage resulting from higher sales volume and better pricing of raw materials.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased $72,000 (3.9%) to $1,777,000 (4.4% of net revenues) for the first quarter of fiscal year 2007 from $1,849,000 (4.7% of net revenues) for the first quarter of fiscal year 2006. The decrease in SG&A expenses resulted from a $113,000 reduction in professional and legal fees incurred in the prior year related to LLCP's private resale of our common stock, a $31,000 decline in brokerage and royalty expenses due to reduced club store sales and a reduction of $19,000 in promotional expenses. These reductions were partially offset by increases of $42,000 in compensation costs and increases of $26,000 and $21,000 in product demonstration and insurance costs, respectively.

         OPERATING INCOME. Operating income increased $1,185,000 (46.6%) to $3,729,000 for the first quarter of fiscal year 2007 from $2,544,000 for the first quarter of fiscal year 2006. The increase in operating income was the result of improvements in sales, gross margins and SG&A as noted above.

         INTEREST EXPENSE. Total interest expense for the first quarter of fiscal year 2007, which consisted of various financing-related charges, decreased $406,000 (26.7%) to $1,114,000 from $1,520,000 for first quarter of fiscal year 2006. The decrease was primarily attributable to a decline of 30.3% in interest expense from $1,465,000 to $1,021,000 due to the reduction of $5,005,000 in the face amount of debt in the past twelve months through voluntary principal payments and lower interest rates as a result of the refinancing. The decline was partially offset by a 70.9% increase in amortization of deferred financing costs from $55,000 to $94,000. A total reduction in annual interest expense of approximately $1,000,000 is anticipated from fiscal year 2006 to fiscal year 2007. These anticipated savings may not be fully realized if there are future increases in market interest rates or if we fail to meet our financial and other covenants under our secured credit facility.

         INCOME TAX PROVISION. Income tax expense was $1,041,000 for the first quarter of fiscal year 2007 as compared to $418,000 for the first quarter of fiscal year 2006. The difference was a result of income before taxes increasing $1,571,000 from $1,026,000 for the first quarter of fiscal year 2006 to $2,597,000 during the year first quarter of fiscal year 2007. The effective tax rates were 40.1% for the first three months of fiscal years 2007 and 2006. The effective tax rate for the first quarter of fiscal years 2007 and 2006 did not materially differ from the statutory rate.

         NET INCOME. Net income for the first quarter of fiscal year 2007 was $1,556,000 or $0.10 per basic and diluted share as compared to net income of $607,000 or $0.04 per basic share and diluted share for the first quarter of fiscal year 2006.

LIQUIDITY AND CAPITAL RESOURCES

         In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant are our cash and cash equivalents and cash generated from our operating activities. Our cash and cash equivalents increased $817,000 to $2,928,000 at December 31, 2006 from $2,111,000 at October 1, 2006. Our principal source of liquidity is cash generated from our operating activities. During the first three months of fiscal year 2007, our operating activities provided cash of $3,876,000 as compared to cash provided of $1,513,000 during the first three months of fiscal year 2006. Cash generated from operations before working capital changes for the first three months of fiscal year 2007 was $2,582,000. Cash generated from changes in working capital was $1,294,000 during the first three months of fiscal year 2007 and resulted from declines in accounts receivable and prepaid expenses and other assets of $1,682,000 and $410,000, respectively and an increase in accrued liabilities of $547,000. These sources of cash were partially offset by an increase of $995,000 in inventories and a decrease in accounts payable of $351,000. As of December 31, 2006, we had working capital of $15,122,000.

         During the first three months of fiscal year 2007, our investing activities, comprised primarily of capital expenditures and proceeds from the sale of marketable securities, resulted in a net use of cash of approximately $675,000, as compared to a net use of cash of approximately $371,000 during the first three months of fiscal year 2006. Current year additions to property and equipment related to the purchase of new machinery to replace aging equipment and to automate certain manufacturing processes. With the expected addition of significant new business, we are in the process of evaluating our plated meal preparation capacity. If we deem additional capacity to be necessary to accommodate further business expansion, estimated capital expenditures for that capacity could range from $5 million to $7 million during fiscal year 2007, depending on the amount of additional capacity added, if any. We anticipate that cash generated from operating activities and borrowing availability under our existing credit facilities will fund capital expenditures.

         During the first three months of fiscal year 2007, our financing activities resulted in a use of cash of $2,384,000 as compared to a use of cash of $488,000 during the first three months of fiscal year 2006. Cash provided by borrowings under equipment loans was $217,000 and was offset by cash used to make principal payments of $2,500,000 on our financing arrangements, $84,000 on our capital lease obligation and $16,000 on equipment loans. The use of cash during the last fiscal period resulted primarily from principal payments on our financing arrangements.

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

                                           Applicable
                                           Margin for
                                         Alternate Base                 Applicable Margin for
                        Total Debt to      Rate Loans                         LIBOR Loans
                        EBITDA Ratio     --------------     ---------------------------------------------------
                          for Last                                                Tranche A          Tranche B
                        Twelve Months    Revolving Loan     Revolving Loan        Term Loan          Term Loan
                        -------------    --------------     --------------        ---------          ---------

Greater than              3.00:1.00           2.50%              3.50%              3.75%              6.25%

Greater than or
equal to but less         2.00:1.00
than or equal to          3.00:1.00           2.25%              3.25%              3.50%              6.00%

Less than                 2.00:1.00           2.00%              3.00%              3.25%              5.75%
---------------------------------------------------------------------------------------------------------------

         Initial funding under the GCF credit facility was made on May 17, 2006 in the amount of $44.5 million through the issuance of Tranche A Term Loans in the principal amount of $25.0 million, Tranche B Term Loans in the principal amount of $15.0 million and LIBOR revolving loans in the principal amount of $4.5 million. As of December 31, 2006, our principal balances on these loans totaled $38.5 million, consisting of $23.5 million in Tranche A Term Loans, $15.0 million in Tranche B Term Loans and the LIBOR revolving loans had no outstanding balance. At December 31, 2006, interest rates on the Tranche A Term Loans, Tranche B Term Loans and LIBOR revolving loans were 8.8%, 11.3% and 8.6%, respectively.

         Initial proceeds from the GCF facility were used to repay approximately $44.5 million in existing debt and related fees and expenses in connection with the termination of our financing arrangements and to pay approximately $1.6 million in fees and expenses relating to the new financing. Of these fees, $1.3 million is recorded as debt discount, net of accumulated amortization, on the accompanying balance sheet as of December 31, 2006. We recorded a pretax charge of approximately $176,000 in connection with the termination of the former financing arrangements in the third quarter of fiscal year 2006.

         The GCF facility contains covenants whereby, among other things, we are required to maintain compliance with agreed levels of EBITDA, interest coverage, fixed charge coverage, leverage targets, annual capital expenditures and incremental indebtedness limits. Mandatory prepayments under the facility are required based on excess cash flow as defined in the agreement and upon receipt of proceeds from a disposition or payment from a casualty or condemnation of the collateralized assets, and voluntary prepayments under the facility are generally permitted as provided in the agreement. The facility also contains customary restrictions on incurring indebtedness and liens, making investments, paying dividends and making loans or advances.

         On January 2, 2007, we made a voluntary principal payment of $2.85 million on the Tranche B Term Loan (which had an interest rate of 11.3% at December 31, 2006). Additionally, on January 2, 2007, we borrowed $1.75 million under the LIBOR revolving loans (which had an interest rate of 8.6% at December 31, 2006) to provide liquidity to make this payment.

         We entered into the following loans to finance the purchase of machinery used for manufacturing processes: a 5-year loan in the principal amount of $324,000 at a fixed interest rate of 7.5% on September 21, 2006; a 5-year loan in the principal amount of $216,617 at a fixed interest rate of 7.5% on November 27, 2006; and a 4-year loan in the principal amount of $476,043 at a fixed interest rate of 7.5% on January 9, 2007.

         As of December 31, 2006, we were in compliance with the covenant requirements of the agreement with GCF. We believe it is probable that we will remain in compliance with all of those covenant requirements for the foreseeable future. However, if we fail to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under our financing arrangements could result and interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect our financial condition, results of operations or cash flows.

         We amended our existing operating lease agreements with General Electric Capital Corporation on October 2, 2006. The amended lease resulted in a three-year capital lease in the principal amount of $842,168 at a fixed interest rate of 8.15% with a $1 bargain purchase option at the expiration of the lease. The assets acquired under this capital lease have an acquisition cost of $911,647.

         We believe that funds available to us from operations and existing capital resources will be adequate for our capital requirements for at least the next twelve months.

         Following is a summary of our contractual obligations at December 31, 2006:

                                                           PAYMENTS DUE BY PERIOD
                                                           ----------------------

            CONTRACTUAL                            REMAINDER                                       MORE THAN
            OBLIGATIONS              TOTAL          OF 2007        2-3 YEARS       4-5 YEARS        5 YEARS
            -----------           -----------     -----------     -----------     -----------     -----------

         Debt maturities (1)      $39,500,094     $ 4,489,517     $ 4,687,747     $30,314,230     $     8,600

         Interest expense (2)      16,310,687       3,136,716       7,608,015       5,565,875              81

         Capital lease
            obligation                758,403         196,973         561,430              --              --

         Operating lease
            obligations (3)        12,759,608       1,486,112       3,677,167       2,640,359       4,955,970

         Other obligations            443,712         420,006          23,706              --              --

         Open purchase orders      25,642,716      20,213,916       5,428,800              --              --
                                  -----------     -----------     -----------     -----------     -----------

         Total contractual
            obligations           $95,415,220     $29,943,240     $21,986,865     $38,520,464     $ 4,964,651
                                  ===========     ===========     ===========     ===========     ===========

         (1) Excludes 5-year loan with principal amount of $476,043 at a fixed interest rate of 7.5% entered into on January 9, 2007. Includes voluntary principal payment of $2.85 million made on January 2, 2007 on the Tranche B Term Loan and excludes the $1.75 million borrowing under the LIBOR revolving loans on January 2, 2007.
         (2) Assumes only mandatory principal pay-downs and the use of the LIBOR rate as of December 29, 2006 on the GCF debt and fixed rate interest payments on equipment loans and capital lease obligation.
         (3) Includes real estate leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk - Obligations. We are subject to interest rate risk on variable interest rate obligations. A hypothetical 10% increase in average market interest rates would increase by approximately $383,000 the annual interest expense on our debt outstanding as of December 31, 2006. We are also subject to interest rate risk on our fixed interest rate obligations. Based upon outstanding amounts of fixed rate obligations as of December 31, 2006, a hypothetical 10% decrease in average market interest rates would increase the fair value of outstanding fixed rate debt by approximately $10,000.

ITEM 4. CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), have concluded, based on their evaluation as of December 31, 2006, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's ("Commission's") rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended December 31, 2006, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 6. EXHIBITS

   (a) Exhibits

        Number                            Description
        ------                            -----------

         31.1 Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

         31.2 Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

         32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

     -----------

        (1) Attached hereto.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     OVERHILL FARMS, INC.
                                                     (REGISTRANT)


Date:    January 29, 2007                   By: /s/  James Rudis
                                                --------------------------------
                                                   James Rudis
                                                   Chairman, President and
                                                   Chief Executive Officer



Date:    January 29, 2007                   By: /s/  John L. Steinbrun
                                                --------------------------------
                                                   John L. Steinbrun
                                                   Senior Vice President,
                                                   Chief Financial Officer and
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