Form 10-Q
period 2007-04-01
OVERHILL FARMS INC
filed 2007-05-14
CIK 1101020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2007

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ____________ to ____________

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

As of May 14, 2007, there were 15,370,271 shares of the issuer's common stock, $0.01 par value, outstanding.

                              OVERHILL FARMS, INC.
                                    FORM 10-Q
                           QUARTER ENDED APRIL 1, 2007

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
------------------------------
                                                                        Page No.
                                                                        --------

Item 1.  Financial Statements

         Condensed Balance Sheets as of April 1, 2007
         (unaudited) and October 1, 2006                                 2

         Condensed Statements of Operations for the Three
         Months Ended April 1, 2007 and April 2, 2006 (unaudited)        4

         Condensed Statements of Operations for the Six Months
         Ended April 1, 2007 and April 2, 2006 (unaudited)               5

         Condensed Statements of Cash Flows for the Six Months
         Ended April 1, 2007 and April 2, 2006 (unaudited)               6

         Notes to Condensed Financial Statements (unaudited)             9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     21

Item 4.  Controls and Procedures                                        21

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                              22

Item 6.  Exhibits                                                       22

SIGNATURES                                                              23

EXHIBITS ATTACHED TO THIS FORM 10-Q                                     24


ITEM 1.  FINANCIAL STATEMENTS

                                                 OVERHILL FARMS, INC.
                                               CONDENSED BALANCE SHEETS


                                                        ASSETS


                                                                                  April 1,            October 1,
                                                                                    2007                 2006
                                                                             ------------------   ------------------
                                                                                 (Unaudited)

Current assets:
   Cash                                                                       $        102,319     $      2,111,251
   Accounts receivable, net of allowance for doubtful accounts of
     $15,000 in 2007 and 2006, respectively                                         20,204,813           14,901,680
   Inventories                                                                      14,313,393           10,968,346
   Prepaid expenses and other                                                        1,972,356            1,486,811
   Deferred income taxes                                                             1,014,749            1,014,749
                                                                             ------------------   ------------------
           Total current assets                                                     37,607,630           30,482,837
                                                                             ------------------   ------------------

Property and equipment, at cost:
   Fixtures and equipment                                                           19,172,584           14,546,122
   Leasehold improvements                                                           10,160,433           10,018,384
   Automotive equipment                                                                 50,854               50,854
                                                                             ------------------   ------------------
                                                                                    29,383,871           24,615,360
   Less accumulated depreciation and amortization                                  (12,582,372)         (11,547,747)
                                                                             ------------------   ------------------
                                                                                    16,801,499           13,067,613
                                                                             ------------------   ------------------
Other assets:
   Excess of cost over value of net assets acquired                                 12,188,435           12,188,435
   Deferred financing costs, net of accumulated amortization of $218,000
     and $178,000 in 2007 and 2006, respectively                                       367,886              406,482
   Other                                                                             1,515,387            1,982,848
                                                                             ------------------   ------------------
                                                                                    14,071,708           14,577,765
                                                                             ------------------   ------------------

Total assets                                                                  $     68,480,837     $     58,128,215
                                                                             ==================   ==================


                                     The accompanying notes are an integral part
                                       of these condensed financial statements.





                                                    OVERHILL FARMS, INC.
                                            CONDENSED BALANCE SHEETS (CONTINUED)


                                            LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                        April 1,            October 1,
                                                                                          2007                 2006
                                                                                   ------------------   ------------------
                                                                                       (Unaudited)

Current liabilities:
   Accounts payable                                                                 $     12,284,984     $      7,463,263
   Accrued liabilities                                                                     2,510,574            2,607,013
   Current maturities under capital lease obligation                                         270,785                    -
   Current maturities of long-term debt                                                    2,202,964            2,739,167
                                                                                   ------------------   ------------------
           Total current liabilities                                                      17,269,307           12,809,443

Long-term accrued liabilities                                                                329,750              307,580
Deferred income taxes                                                                      1,235,054              854,692
Capital lease obligation, less current maturities                                            423,289                    -
Long-term debt, less current maturities, net of unamortized debt discount of
   $1,348,989 and $1,365,470 in 2007 and 2006, respectively                               39,547,971           37,219,265
                                                                                   ------------------   ------------------
           Total liabilities                                                              58,805,371           51,190,980
                                                                                   ------------------   ------------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $0.01 par value, authorized 50,000,000 shares, 4.43 designated as Series A convertible preferred stock, 0 shares issued and
     outstanding                                                                                   -                    -
   Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 15,370,271 shares in 2007 and 15,267,271 in 2006, respectively
                                                                                             153,703              152,673
   Additional paid-in capital                                                             10,495,944           10,189,545
   Accumulated deficit                                                                      (974,181)          (3,404,983)
                                                                                   ------------------   ------------------
           Total shareholders' equity                                                      9,675,466            6,937,235
                                                                                   ------------------   ------------------

Total liabilities and shareholders' equity                                          $     68,480,837     $     58,128,215
                                                                                   ==================   ==================




                                        The accompanying notes are an integral part
                                          of these condensed financial statements.





                                               OVERHILL FARMS, INC.
                                        CONDENSED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                                                                 For the Three Months Ended
                                                                        -----------------------------------------
                                                                             April 1,               April 2,
                                                                               2007                   2006
                                                                        -------------------   -------------------

Net revenues                                                             $      46,028,425     $      43,693,519
Cost of sales                                                                   41,818,037            38,490,694
                                                                        -------------------   -------------------
Gross profit                                                                     4,210,388             5,202,825

Selling, general and administrative expenses                                     1,677,055             1,742,206
                                                                        -------------------   -------------------

Operating income                                                                 2,533,333             3,460,619

Interest expenses:
   Interest expense                                                               (988,944)           (1,377,088)
   Amortization of deferred financing costs                                        (95,380)              (54,802)
                                                                        -------------------   -------------------
Total interest expense                                                          (1,084,324)           (1,431,890)

Other income                                                                        11,456                19,860
                                                                        -------------------   -------------------

Income before income taxes                                                       1,460,465             2,048,589

Income tax expense                                                                 585,422               835,825
                                                                        -------------------   -------------------

Net income                                                               $         875,043     $       1,212,764
                                                                        ===================   ===================

Net income per share:

  Basic                                                                  $            0.06     $            0.08
                                                                        ===================   ===================

  Diluted                                                                $            0.06     $            0.08
                                                                        ===================   ===================

Shares used in computing net income per share:

  Basic                                                                         15,286,493            15,260,271
  Diluted                                                                       15,781,221            15,874,068



                                    The accompanying notes are an integral part
                                     of these condensed financial statements.





                                               OVERHILL FARMS, INC.
                                        CONDENSED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                                                                 For the Six Months Ended
                                                                        -----------------------------------------
                                                                             April 1,               April 2,
                                                                               2007                   2006
                                                                        -------------------   -------------------


Net revenues                                                             $      86,566,917     $      83,282,326
Cost of sales                                                                   76,850,026            73,686,102
                                                                        -------------------   -------------------
Gross profit                                                                     9,716,891             9,596,224

Selling, general and administrative expenses                                     3,454,273             3,591,423
                                                                        -------------------   -------------------

Operating income                                                                 6,262,618             6,004,801

Interest expense:
  Interest expense                                                              (2,009,762)           (2,842,517)
  Amortization of deferred financing costs                                        (188,921)             (109,604)
                                                                        -------------------   -------------------
Total interest expense                                                          (2,198,683)           (2,952,121)

Other (expenses) income                                                             (6,643)               21,502
                                                                        -------------------   -------------------

Income before income taxes                                                       4,057,292             3,074,182

Income tax expense                                                               1,626,490             1,254,266
                                                                        -------------------   -------------------

Net income                                                               $       2,430,802     $       1,819,916
                                                                        ===================   ===================

Net income per share:

  Basic                                                                  $            0.16     $            0.12
                                                                        ===================   ===================

  Diluted                                                                $            0.15     $            0.11
                                                                        ===================   ===================

Shares used in computing net income per share:

  Basic                                                                         15,276,882            15,129,735
  Diluted                                                                       15,726,767            15,906,200



                                    The accompanying notes are an integral part
                                     of these condensed financial statements.





                                               OVERHILL FARMS, INC.
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)


                                                                                 For the Six Months Ended
                                                                        -----------------------------------------
                                                                             April 1,               April 2,
                                                                               2007                   2006
                                                                        -------------------   -------------------

Operating Activities:
   Net income                                                            $       2,430,802     $       1,819,916
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                               1,106,592               855,121
     Amortization of debt discount and deferred financing costs                    188,921               109,604
     Loss on asset disposals                                                        19,641                     -
     Provision for doubtful accounts                                                     -                12,741
     Deferred income taxes                                                         380,362               925,690
     Gain on sale of marketable securities                                         (12,999)                    -
     Changes in:
       Accounts receivable                                                      (5,303,133)           (3,860,815)
       Inventories                                                              (3,345,047)              224,748
       Prepaid expenses and other assets                                           (70,642)             (329,959)
       Accounts payable                                                          4,821,721             1,468,979
       Accrued liabilities                                                         (96,439)              (79,769)
                                                                        -------------------   -------------------
Net cash provided by operating activities                                          119,779             1,146,256
                                                                        -------------------   -------------------

Investing Activities:
   Additions to property and equipment                                          (4,006,019)             (668,164)
   Proceeds from sale of property and equipment                                     10,238                     -
   Sale of marketable securities                                                    65,557                73,519
                                                                        -------------------   -------------------
Net cash used in investing activities                                           (3,930,224)             (594,645)
                                                                        -------------------   -------------------





                                    The accompanying notes are an integral part
                                     of these condensed financial statements.





                                               OVERHILL FARMS, INC.
                                  CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                    (UNAUDITED)


                                                                                 For the Six Months Ended
                                                                        -----------------------------------------
                                                                             April 1,               April 2,
                                                                               2007                   2006
                                                                        -------------------   -------------------

Financing Activities:
   Borrowings under credit facility                                      $      10,500,000     $               -
   Borrowings under equipment loans                                                692,660                     -
   Principal payments on debt                                                   (9,360,238)           (1,120,287)
   Principal payments on equipment loans                                           (56,400)                    -
   Principal payments on capital lease obligation                                 (148,094)                    -
   Debt discount                                                                  (132,344)                    -
   Deferred financing costs                                                         (1,500)                    -
   Exercise of stock options, including tax benefit                                307,429               127,307
                                                                        -------------------   -------------------
Net cash used in financing activities                                            1,801,513              (992,980)
                                                                        -------------------   -------------------

Net decrease in cash                                                            (2,008,932)             (441,369)
Cash at beginning of period                                                      2,111,251             2,654,563
                                                                        -------------------   -------------------

Cash at end of period                                                    $         102,319     $       2,213,194
                                                                        ===================   ===================

Supplemental Schedule of Cash Flow Information:
   Cash paid during the period for:
     Interest                                                            $       2,011,270     $       2,842,581
     Income taxes                                                        $       1,550,000     $         266,000




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

      The Company amended its existing operating lease agreements with General Electric Capital Corporation on October 2, 2006. The amended lease resulted in a three-year capital lease in the principal amount of $842,168 at a fixed interest rate of 8.15%, with a $1 bargain purchase option at the expiration of the lease. The assets acquired under this capital lease have an acquisition cost of $911,647, which is less than fair market value, and are classified under fixtures and equipment on the accompanying balance sheets. Accumulated amortization of the assets under the capital lease is included in accumulated depreciation and amortization on the accompanying balance sheets.





                   The accompanying notes are an integral part
                    of these condensed financial statements.

                              OVERHILL FARMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  APRIL 1, 2007
                                   (UNAUDITED)

1.    NATURE OF BUSINESS AND ORGANIZATIONAL MATTERS

      Overhill Farms, Inc. ("the Company" or "Overhill Farms") is a value-added manufacturer of quality frozen food products including entrees, plated meals, meal components, soups, sauces, and poultry, meat and fish specialties.

2.    BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 1, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007 or for any other period. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

      In October 2006, the FASB issued FASB Staff Position No. 123(R)-5, "Amendment of FASB Staff Position FAS 123(R)-1" ("FSP 123(R)-5"). FSP 123(R)-5 amends FSP 123(R)-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made solely to reflect an equity restructuring that occurs when the holders are no longer employees. The Company does not expect the adoption of FSP 123(R)-5 to have a material impact on its financial condition, results of operations or cash flows.

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

      In September 2006, the staff of the Securities and Exchange Commission ("Commission") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Commission staff have stated that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 became effective for fiscal years ending on or after November 15, 2006. The Company's adoption of SAB 108 on October 2, 2006 did not have a material impact on its financial condition, results of operations or cash flows.

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

4.    INVENTORIES

      Inventories are summarized as follows:

                                                April 1,           October 1,
                                                  2007               2006
                                            -----------------  -----------------
      Raw ingredients                         $   6,379,337      $   4,031,162
      Finished product                            5,849,346          5,429,298
      Packaging                                   2,084,710          1,507,886
                                            -----------------  -----------------
                                              $  14,313,393      $  10,968,346
                                            =================  =================

5.    DEBT

      On April 17, 2006, the Company executed a senior secured credit agreement with Guggenheim Corporate Funding, LLC ("GCF"). Under the credit agreement, as initially amended May 16, 2006, GCF acts as collateral agent, administrative agent, arranger and syndication agent in connection with loans made by various lenders, including affiliates of GCF. The facility was structured as a $7,500,000 non-amortizing revolving loan, a $25,000,000 amortizing Tranche A Term Loan and a $15,000,000 non-amortizing Tranche B Term Loan.

      On March 9, 2007, the Company executed a second amendment to the senior secured credit agreement allowing for $7,000,000 of additional capital expenditures to facilitate new business by increasing plant capacity and improving line efficiency, to be funded by increases of $3,500,000 in each of the Tranche A and Tranche B Term Loans. As of April 1, 2007 the facility had been reduced by mandatory principal payments on the Tranche A Term Loan of $2,010,238 and voluntary principal payments on the Tranche B Term Loan of $2,850,000.

      As of April 1, 2007, the facility with GCF, reflecting principal payments and the March 9, 2007 amendment, was a $49,600,000 senior secured credit facility maturing in May 2011, secured by a first priority lien on substantially all of the Company's assets. As of April 1, 2007, the facility was structured as a $7,500,000 non-amortizing revolving loan, a $26,500,000 amortizing Tranche A Term Loan and a $15,600,000 non-amortizing Tranche B Term Loan. The facility bears interest, adjustable quarterly, at the London Inter Bank Offering Rate ("LIBOR") plus the Applicable Margin (listed below) for LIBOR loans or, at the Company's option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus an applicable margin, as follows:

                                            Applicable
                                            Margin for
                                          Alternate Base                    Applicable Margin for
                         Total Debt to      Rate Loans                           LIBOR Loans
                         EBITDA Ratio   ------------------ -------------------------------------------------------
                           for Last
                            Twelve                                                Tranche A          Tranche B
                            Months        Revolving Loan     Revolving Loan       Term Loan          Term Loan
                       ---------------- ------------------ ------------------ ------------------ -----------------
Greater than              3.00:1.00           2.50%              3.50%              3.75%              6.25%

Greater than or
equal to but less         2.00:1.00
than or equal to          3.00:1.00           2.25%              3.25%              3.50%              6.00%

Less than                 2.00:1.00           2.00%              3.00%              3.25%              5.75%
------------------------------------------------------------------------------------------------------------------

      As of April 1, 2007, the Company's principal balances on these loans totaled $42,100,000, consisting of $26,500,000 in Tranche A Term Loans, $15,600,000 in Tranche B Term Loans and nothing outstanding on the LIBOR revolving loans. At April 1, 2007, interest rates on the Tranche A Term Loans, Tranche B Term Loans and LIBOR revolving loans were 8.8%, 11.3% and 8.6%, respectively.

      Initial proceeds from the GCF facility, received May 16, 2006, were used to repay approximately $44,500,000 in existing debt and related fees and expenses in connection with the termination of the Company's former financing arrangements and to pay approximately $1.6 million in fees and expenses relating to the new financing. Of these fees, $1,300,000 is recorded as debt discount, net of accumulated amortization, on the accompanying balance sheet as of April 1, 2007. The Company recorded a pretax charge of approximately $176,000 in connection with the termination of the former financing arrangements in the third quarter of fiscal year 2006. The Company paid GCF an additional $132,000 in fees and expenses on March 9, 2007 related to the second amendment, which payment was recorded as a debt discount.

      The GCF facility contains covenants whereby, among other things, the Company is required to maintain compliance with agreed levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"), interest coverage, fixed charge coverage, leverage targets, annual capital expenditures and incremental indebtedness limits. Mandatory prepayments under the facility are required based on excess cash flow, as defined in the agreement, and upon receipt of proceeds from a disposition or payment from a casualty or condemnation of the collateralized assets, and voluntary prepayments under the facility are generally permitted as provided in the agreement. The facility also contains customary restrictions on incurring indebtedness and liens, making investments, paying dividends and making loans or advances.

      As of April 1, 2007, the Company was in compliance with the covenant requirements of the agreement with GCF. The Company believes it is probable that it will remain in compliance with all of those covenant requirements for the foreseeable future. However, if the Company fails to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under its financing arrangements could result and interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect the Company's financial condition, results of operations or cash flows.

      The Company entered into the following amortizing loans with Key Bank to finance the purchase of machinery used for manufacturing processes: a 5-year loan in the principal amount of $324,000 at a fixed interest rate of 7.5% on September 21, 2006, a 5-year loan in the principal amount of $216,617 at a fixed interest rate of 7.5% on November 27, 2006 and a 4-year loan in the principal amount of $476,043 at a fixed interest rate of 7.5% on January 9, 2007.

      Long-term debt of the Company as of April 1, 2007 is summarized as follows:

Tranche A Term Loans                         $    26,489,762
Tranche B Term Loans                              15,650,000
LIBOR revolving loans                                      -
Equipment loans                                      960,162
                                            -----------------
                                                  43,099,924
                                            -----------------

Less current maturities                           (2,202,964)
Less debt discount                                (1,348,989)
                                            -----------------
                                             $    39,547,971
                                            =================

      The Company amended its existing operating lease agreements with General Electric Capital Corporation on October 2, 2006. The amended lease resulted in a three-year capital lease in the principal amount of $842,168 at a fixed interest rate of 8.15%, with a $1 bargain purchase option at the expiration of the lease. The assets acquired under this capital lease have an acquisition cost of $911,647, which is less than fair market value, and are classified under fixtures and equipment on the accompanying balance sheet. Accumulated amortization of the assets under the capital lease is included in accumulated depreciation and amortization on the accompanying balance sheet and totaled $87,000 at April 1, 2007. The amortization expense for these assets is included in depreciation expense and totaled $87,000 during the first six months of fiscal year 2007.

6.    PER SHARE DATA

      The following table sets forth the calculation of income per share ("EPS") for the periods presented:

                                                              Three Months Ended
                                                   ---------------------------------------
                                                         April 1,            April 2,
                                                          2007                 2006
                                                   ------------------   ------------------
Basic EPS Computation:
Numerator:
  Net income                                        $        875,043     $      1,212,764
Denominator:
  Weighted average common shares outstanding              15,286,493           15,260,271
                                                   ------------------   ------------------
          Total shares                                    15,286,493           15,260,271
                                                   ==================   ==================
           Basic EPS                                $           0.06     $           0.08
                                                   ==================   ==================

Diluted EPS Computation:
Numerator:
  Net income                                        $        875,043     $      1,212,764
Denominator:
  Weighted average common shares outstanding              15,286,493           15,260,271
   Incremental shares from assumed exercise of
       stock options                                         494,728              613,797
                                                   ------------------   ------------------
          Total shares                                    15,781,221           15,874,068
                                                   ==================   ==================
          Diluted EPS                               $           0.06     $           0.08
                                                   ==================   ==================

                                                               Six Months Ended
                                                   ---------------------------------------
                                                         April 1,            April 2,
                                                          2007                 2006
                                                   ------------------   ------------------
Basic EPS Computation:
Numerator:
  Net income                                        $      2,430,802     $      1,819,916
Denominator:
  Weighted average common shares outstanding              15,276,882           15,129,735
                                                   ------------------   ------------------
          Total shares                                    15,276,882           15,129,735
                                                   ==================   ==================
           Basic EPS                                $           0.16     $           0.12
                                                   ==================   ==================

Diluted EPS Computation:
Numerator:
  Net income                                        $      2,430,802     $      1,819,916
Denominator:
  Weighted average common shares outstanding              15,276,882           15,129,735
   Incremental shares from assumed conversion
     of preferred stock and exercise of stock
     options and warrants                                    449,885              776,465
                                                   ------------------   ------------------
          Total shares                                    15,726,767           15,906,200
                                                   ==================   ==================
          Diluted EPS                               $           0.15     $           0.11
                                                   ==================   ==================

7.    STOCK OPTIONS

      In December 2004, the FASB issued SFAS 123R, "Share-Based Payment", which requires the Company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Accordingly, with the adoption of SFAS No. 123R, any future option awards will have an impact on the Company's results of operations, although awards will have no impact on the Company's overall financial position. The Company adopted SFAS 123R on October 3, 2005 utilizing the modified prospective method. The Company's adoption of SFAS 123R did not impact the Company's income before income tax expense, net income and basic and diluted earnings per share since no options were granted during the three and six months ended April 1, 2007 and April 2, 2006, and all of the Company's outstanding options were fully vested at the date of adoption of this standard.

8.    INCOME TAXES

      The effective tax rates for the first six months of each of fiscal years 2007 and 2006 were based upon the estimated annual effective tax rate of approximately 40.1% and 40.8%, respectively, which is consistent with the statutory rate.

9.    CONTINGENCIES

      LEGAL PROCEEDINGS

      From time to time, the Company is involved in various lawsuits, claims and proceedings related to the conduct of the Company's business. Management does not believe that the disposition of any pending claim is likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows

      CONCENTRATIONS OF CREDIT RISK

      The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company charges off uncollectible accounts at the point in time when no recovery is expected.

      A significant portion of the Company's total net revenues during the first six months of 2007 and 2006 was derived from three customers. Panda Restaurant Group, Inc., Jenny Craig, Inc. and HJ Heinz Company accounted for approximately 30%, 27% and 8%, respectively, of the Company's revenues for the six months ended April 1, 2007 and approximately 24%, 23% and 25%, respectively, of the Company's total accounts receivable balance at April 1, 2007. Panda Restaurant Group, Inc. and Jenny Craig, Inc. accounted for approximately 35% and 24%, respectively, of the Company's revenues for the six months ended April 2, 2006 and approximately 34% and 38%, respectively, of the Company's total accounts receivable balance at October 1, 2006. Sales to HJ Heinz Company began in January 2007 and increased gradually, accounting for approximately 14% of the Company's revenues for the three months ended April 1, 2007.

      LIQUIDATED DAMAGES

      On December 23, 2005, LLCP resold to 15 institutional investors in a private transaction all of the 5,771,661 shares of the Company's common stock that LLCP owned of record as of that date ("Transferred Shares"). To facilitate LLCP's sale of the Transferred Shares, the Company made various representations and warranties as a party to a stock purchase agreement with LLCP and the investors. In addition, the Company entered into a registration rights agreement with the investors that required the Company to register for resale the Transferred Shares and to maintain the effectiveness of the registration statement for a maximum of 24 months following the closing date. The registration statement was declared effective by the Securities and Exchange Commission on April 13, 2006. If the Company is unable to meet its obligations under the registration rights agreement to maintain the effectiveness of the registration statement, the Company will be required to pay to each investor liquidated damages equal to 1% of the amount paid by the investor for the Transferred Shares still owned by the investor on the date of the default and 1% of the amount paid by the investor for the Transferred Shares still owned by the investor on each monthly anniversary of the date of the default that occurs prior to the cure of the default. The registration statement has been effective for 13 months, 15 months have elapsed since the closing date, and approximately 2,200,000 Transferred Shares are still owned by the investors. At this time, the Company is unaware of the existence of any circumstances that would cause the registration statement to no longer be effective.

10.   RELATED PARTY TRANSACTIONS

      During fiscal year 2006, LLCP was a principal stockholder and secured creditor of the Company. As described in Note 5, the Company repaid approximately $44,500,000 in existing debt and related fees expenses of LLCP and its affiliate, Pleasant Street Investors, LLC ("PSI") in connection with the termination of Company's financing arrangements with them. In addition, as described in Note 9, on December 23, 2005, LLCP resold to 15 institutional investors in a private transaction all of the 5,771,661 shares of the Company's common stock that it owned of record as of that date and the Company made various representations and warranties as a party to a stock purchase agreement with LLCP and the investors. Also, on December 23, 2005, the Company, LLCP and James Rudis entered into a First Amendment to the Amended and Restated Investor Rights Agreement. This agreement was terminated in connection with the refinancing of the Company's indebtedness to LLCP and PSI in May 2006.

      In February 2004, the Company engaged Alexander Auerbach & Co., Inc. ("AAPR") to provide the Company with public relations and marketing services. AAPR provides public relations, media relations and communications marketing services to support the Company's sales activities. Alexander Auerbach, who is a director of the Company, is a stockholder, director and officer of AAPR. Fees paid to AAPR for services rendered under this engagement during the first six months of fiscal years 2007 and 2006 were immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      The following discussion and analysis should be read in conjunction with our condensed financial statements and notes to condensed financial statements included elsewhere in this report. This report, and our condensed financial statements and notes to our condensed financial statements, contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies.

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

OVERVIEW

      We are a leading value-added manufacturer of high quality, custom prepared frozen food products for branded retail, private label, food service and airline customers. Our product line includes entrees, plated meals, bulk-packed meal components and proteins, pastas, soups, sauces, poultry, meat and fish specialties, as well as organic and vegetarian offerings. Our extensive research and development efforts, combined with proprietary recipes and flexible manufacturing capabilities, provide customers with a one-stop solution for new product ideas, formulations and product manufacturing, as well as precise replication of existing recipes. Our capabilities allow customers to outsource product development, product manufacturing and packaging thereby avoiding significant fixed-cost and variable investments in resources and equipment. Our customers include such prominent nationally recognized names as Panda Restaurant Group, Jenny Craig, Inc., HJ Heinz Company, American Airlines, Inc., Safeway Inc. and Pinnacle Foods Corporation.

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

      CONCENTRATIONS OF CREDIT RISK. Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral from our customers. A bankruptcy or other significant financial deterioration of any customers could impact their future ability to satisfy their receivables with us. Our allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions. For the six months ended April 1, 2007 and April 2, 2006, our write-offs, net of recoveries, to the allowance for doubtful accounts were immaterial.

      A significant portion of our total net revenues during the first six months of 2007 and 2006 was derived from three customers. Panda Restaurant Group, Inc., Jenny Craig, Inc. and HJ Heinz Company accounted for approximately 30%, 27% and 8%, respectively, of our revenues for the six months ended April 1, 2007 and approximately 24%, 23% and 25%, respectively, of our total accounts receivable balance at April 1, 2007. Panda Restaurant Group, Inc. and Jenny Craig, Inc. accounted for approximately 35% and 24%, respectively, of our revenues for the six months ended April 2, 2006 and approximately 34% and 38%, respectively, of our total accounts receivable balance at October 1, 2006. Sales to HJ Heinz Company began in the three months ended April 1, 2007 and accounted for approximately 14% of our revenues for the three months ended April 1, 2007.

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

      EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED. We evaluate the excess of cost over fair value of net assets acquired (goodwill) at least annually for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") 142. We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization and other market-based data. At April 1, 2007, we had goodwill of $12,188,000. A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

      INCOME TAXES. We evaluate the need for a valuation allowance on our deferred tax assets based on whether we believe that it is more likely than not that all deferred tax assets will be realized. We consider future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for valuation allowances.

RESULTS OF OPERATIONS - QUARTER AND SIX MONTHS ENDED APRIL 1, 2007 COMPARED TO QUARTER AND SIX MONTHS ENDED APRIL 2, 2006

      While we operate as a single business unit, manufacturing various products on common production lines, revenues from similar customers are grouped into the following natural categories: retail, foodservice and airlines.

      The quarter and six months ended April 1, 2007 and April 2, 2006 were both 13-week and 26-week periods, respectively.

      NET REVENUES. Total net revenues for the second quarter of fiscal year 2007 increased $2,334,000 (5.3%) to $46,028,000 as compared to $43,694,000 for the second quarter of fiscal year 2006. Also, total net revenues for the six months ended April 1, 2007 increased $3,286,000 (3.9%) to $86,568,000 from
$83,282,000 for the six months ended April 2, 2006.

      Retail net revenues increased $5,624,000 (25.0%) to $28,080,000 for the second quarter of fiscal year 2007 as compared to $22,456,000 for the second quarter of fiscal year 2006. Also, retail net revenues increased $8,381,000 (21.2%) to $47,828,000 for the six months ended April 1, 2007 as compared to $39,447,000 for the six months ended April 2, 2006. These increases in retail sales were largely due to the addition of HJ Heinz Company as a customer and the addition of a private label product line comprising 24 new items for an existing customer. These sales increases more than offset revenue lost from discontinued product lines announced in our 2006 annual report. We expect that these new contracts, as well as additional opportunities we have identified, are likely to generate increased revenue.

      Foodservice net revenues decreased $3,023,000 (18.4%) to $13,422,000 for the second quarter of fiscal year 2007 as compared to $16,445,000 for the second quarter of fiscal year 2006. Also, foodservice net revenues decreased $3,086,000 (9.4%) to $29,602,000 for the six months ended April 1, 2007 as compared to $32,688,000 for the six months ended April 2, 2006. The decline in sales was less than anticipated, as Panda Restaurant Group, Inc.'s plan to diversify its sources of supply did not proceed as anticipated. As previously announced, Panda Restaurant Group, Inc. planned to transfer $20,000,000 in annual foodservice production volume to another vendor. As this transfer was delayed, the estimated decrease in sales to this customer during fiscal year 2007 is expected to be only $10,000,000.

      Airline net revenues decreased $267,000 (5.6%) to $4,526,000 for the second quarter of fiscal year 2007 as compared to $4,793,000 for the second quarter of fiscal year 2006. Also, airline net revenues decreased $2,009,000 (18.0%) to $9,138,000 for the six months ended April 1, 2007 as compared to $11,147,000 for the six months ended April 2, 2006. These declines in airline sales were largely due to certain of our customers reducing the number of meals provided on domestic flights, and was partially offset by higher sales to other existing customers. Year-over-year comparisons also reflected the loss of sales to Delta Airlines subsequent to their bankruptcy filing. We believe airline sales will remain fairly consistent and will continue to be a profitable part of our overall business despite the financial and business challenges facing the airline industry.

      GROSS PROFIT. Gross profit decreased $993,000 (19.1%) to $4,210,000 for the second quarter of fiscal year 2007 as compared to $5,203,000 for the second quarter of fiscal year 2006. However, gross profit increased $121,000 (1.3%) to $9,717,000 for the six months ended April 1, 2007 as compared to $9,596,000 for the six months ended April 2, 2006. Gross profit as a percentage of net revenues decreased to 9.2% for the second quarter of fiscal year 2007 from 11.9% for the second quarter of fiscal year 2006. Also, gross profit as a percentage of net revenues decreased to 11.2% for the six months ended April 1, 2007 from 11.5% for the six months ended April 2, 2006. Margins decreased due to the following:

      o start-up costs and inefficiencies relating to simultaneously launching two new product lines during our facility expansion;

      o raw materials were purchased on the spot market at disadvantageous prices to supply Panda Restaurant Group, Inc. with product quantities in excess of our sales contract with Panda; and

      o     a formulation change for a significant item.

      These unfavorable influences on margins in the second fiscal quarter of 2007 were partially offset in the six months ended April 1, 2007 by better pricing of raw materials in the first fiscal quarter of 2007. We expect margins to improve as operating efficiencies return to historic levels and as progress is made on the plant expansion. Additionally, anticipated increased volume should allow us to better leverage fixed costs.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased $65,000 (3.7%) to $1,677,000 (3.6% of net revenues) for the second quarter of fiscal year 2007 as compared to $1,742,000 (4.0% of net revenues) for the second quarter of fiscal year 2006. The decrease in SG&A expenses resulted largely from decreases of $97,000 in professional and legal fees and $95,000 in insurance premiums partially offset by increases of $67,000 in payroll costs and $50,000 in trade shows and related expenses. Also, SG&A expenses decreased $137,000 (3.8%) to $3,454,000 (4.0% of net revenues) for the six months ended April 1, 2007 as compared to $3,591,000 (4.3% of net revenues) for the six months ended April 2, 2006. The decrease in SG&A expenses resulted largely from decreases of $210,000 in professional and legal fees, $69,000 in insurance premiums and $26,000 in brokerage, royalty and product demonstration expenses, partially offset by increases of $129,000 in payroll costs and $46,000 in trade shows and related expenses. We expect that SG&A expenses will increase as we incur costs to become compliant with Section 404 of the Sarbanes-Oxley Act by the end of fiscal year 2007.

      OPERATING INCOME. Operating income decreased $928,000 (26.8%) to $2,533,000 for the second quarter of fiscal year 2007 as compared to $3,461,000 for the second quarter of fiscal year 2006 due to a $993,000 reduction in gross profit offset by the $65,000 reduction in SG&A expenses discussed above. However, operating income increased $258,000 (4.3%) to $6,263,000 for the six months ended April 1, 2007 as compared to $6,005,000 for the six months ended April 2, 2006 due to a $121,000 increase in gross profit and $137,000 reduction in SG&A expenses discussed above.

      INTEREST EXPENSE. Total interest expense, which consisted of various financing-related charges, decreased $348,000 (24.3%) to $1,084,000 for the second quarter of fiscal year 2007 as compared to $1,432,000 for the second quarter of fiscal year 2006. The decrease was primarily attributable to a 28.2% reduction in interest expense from $1,377,000 to $989,000 due to mandatory and voluntary principal payments and to lower interest rates as a result of the refinancing. The reduction was partially offset by an increase in amortization of deferred financing costs from $55,000 to $95,000. Future interest expense will increase as debt balances rise to fund the $7,000,000 capital expansion program.

      Total interest expense for the six months ended April 1, 2007, which also consisted of various financing-related charges, decreased $753,000 (25.5%) to $2,199,000 from $2,952,000 for six months ended April 2, 2006. The decrease was primarily attributable to a decline of 29.3% in interest expense from $2,843,000 to $2,010,000 due to mandatory and voluntary principal payments and to lower interest rates as a result of the refinancing. The reduction was partially offset by a 71.8% increase in amortization of deferred financing costs from $110,000 to $189,000.

      INCOME TAX PROVISION. Income tax expense was $585,000 for the second quarter of fiscal year 2007 as compared to $836,000 for the second quarter of fiscal year 2006. The difference was a result of income before taxes decreasing $589,000 (28.7%) from $2,049,000 for the second quarter of fiscal year 2006 to $1,460,000 for the second quarter of fiscal year 2007. Income tax expense was $1,626,000 for the six months ended April 1, 2007 as compared to $1,254,000 for the six months ended April 2, 2006. The difference was a result of income before taxes increasing $983,000 from $3,074,000 for the first six months of fiscal year 2006 to $4,057,000 during the first six months of fiscal year 2007. The effective tax rates were 40.1% for the second quarter of fiscal year 2007 and the six months ended April 1, 2007 and 40.8% for the second quarter of fiscal year 2006 and the six months ended April 2, 2006. The effective tax rates for the second quarters of fiscal years 2007 and 2006 and the six months ended April 1, 2007 and April 2, 2006 did not materially differ from the statutory rate.

      NET INCOME. Net income for the second quarters of fiscal years 2007 and 2006 was $875,000 ($0.06 per basic and diluted share) and $1,213,000 ($0.08 per basic and diluted share), respectively. Net income for the first six months of fiscal years 2007 and 2006 was $2,431,000 ($0.16 per basic and $0.15 per diluted share) and $1,820,000 ($0.12 per basic and $0.11 per diluted share), respectively.

LIQUIDITY AND CAPITAL RESOURCES

      In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant are our cash and cash equivalents and cash generated from our operating and financing activities. Our cash and cash equivalents decreased $2,009,000 to $102,000 at April 1, 2007 from $2,111,000 at October 1, 2006, and we had $7,500,000 immediately available under our revolving loans at April 1, 2007. One of our principal sources of liquidity is cash generated from our operating activities. During the first six months of fiscal year 2007, our operating activities provided cash of $120,000 as compared to cash provided of $1,146,000 during the first six months of fiscal year 2006. Cash generated from operations before working capital changes for the first six months of fiscal year 2007 was $4,113,000. Cash used to finance changes in working capital was $3,993,000 during the first three months of fiscal year 2007 and resulted from increases of $5,303,000 in accounts receivable, $3,345,000 in inventories, $96,000 in accrued liabilities and $71,000 in prepaid expenses and other assets. These uses of cash were partially offset by an increase of $4,822,000 in accounts payable. As of April 1, 2007, we had working capital of $20,339,000, as compared to working capital of $17,673,000.as of October 1, 2006.

      During the first six months of fiscal year 2007, our investing activities, comprised primarily of capital expenditures and proceeds from the sale of marketable securities, resulted in a net use of cash of approximately $3,930,000, as compared to a net use of cash of approximately $595,000 during the first six months of fiscal year 2006. We are currently expanding the manufacturing capacity of our entree plant to accommodate additional opportunities for new business. The expansion, anticipated to cost approximately $7,000,000, includes installation of new machinery and systems to meet anticipated growth and improve operating efficiency. We anticipate the expansion will be completed during the fourth quarter of fiscal year 2007. We are using borrowing availability under our amended credit facility to fund the capital expenditures. The additions to property and equipment were partially offset by $66,000 in proceeds from the sale of marketable securities as compared to $74,000 in the first six months of fiscal year 2006.

      During the first six months of fiscal year 2007, our financing activities provided cash of $1,802,000 as compared to a use of cash of $993,000 during the first six months of fiscal year 2006. Cash provided by borrowings under our credit facility and equipment loans were $10,500,000 and $693,000. We received $307,000 from the exercise of stock options, including the related tax benefit. These sources of cash were offset by cash used to make principal payments of $9,360,000 on our financing arrangements, $148,000 on our capital lease obligation and $56,000 on equipment loans. The use of cash during the first six months of fiscal year 2006 resulted from principal payments on our financing arrangements of $1,120,000 and was partially offset by the receipt of $127,000 from the exercise of stock options, including the related tax benefit.

      On April 17, 2006, we executed a senior secured credit agreement with Guggenheim Corporate Funding, LLC ("GCF"). Under the credit agreement, as initially amended May 16, 2006, GCF acts as collateral agent, administrative agent, arranger and syndication agent in connection with loans made by various lenders, including affiliates of GCF. The facility was structured as a $7,500,000 non-amortizing revolving loan, a $25,000,000 amortizing Tranche A Term Loan and a $15,000,000 non-amortizing Tranche B Term Loan.

      On March 9, 2007 the Company executed a second amendment to the senior secured credit agreement allowing for $7,000,000 of additional capital expenditures to facilitate new business by increasing plant capacity and improving line efficiency, to be funded by increases of $3,500,000 each in the the Tranche A and Tranche B Term Loans. As of April 1, 2007 the facility had been reduced by mandatory principal payments on the Tranche A Term Loan of $2,010,238 and voluntary principal payments on the Tranche B Term Loan of $2,850,000.

      As of April 1, 2007, the facility with GCF, reflecting principal payments and the March 9, 2007 amendment, was a $49,600,000 senior secured credit facility maturing in May 2011, secured by a first priority lien on substantially all of our assets. As of April 1, 2007, the facility was structured as a $7,500,000 non-amortizing revolving loan, a $26,500,000 amortizing Tranche A Term Loan and a $15,600,000 non-amortizing Tranche B Term Loan. The facility bears interest, adjustable quarterly, at LIBOR plus the Applicable Margin (listed below) for LIBOR loans or, at our option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus an applicable margin, as follows:

                                            Applicable
                                            Margin for
                                          Alternate Base                    Applicable Margin for
                         Total Debt to      Rate Loans                           LIBOR Loans
                         EBITDA Ratio   ------------------ -------------------------------------------------------
                           for Last
                            Twelve                                                Tranche A          Tranche B
                            Months        Revolving Loan     Revolving Loan       Term Loan          Term Loan
                       ---------------- ------------------ ------------------ ------------------ -----------------
Greater than              3.00:1.00           2.50%              3.50%              3.75%              6.25%

Greater than or
equal to but less         2.00:1.00
than or equal to          3.00:1.00           2.25%              3.25%              3.50%              6.00%

Less than                 2.00:1.00           2.00%              3.00%              3.25%              5.75%
------------------------------------------------------------------------------------------------------------------

      As of April 1, 2007, our principal balances on these loans totaled $42,100,000, consisting of $26,500,000 in Tranche A Term Loans, $15,600,000 in
Tranche B Term Loans and the LIBOR revolving loans had no outstanding balance. At April 1, 2007, interest rates on the Tranche A Term Loans, Tranche B Term Loans and LIBOR revolving loans were 8.8%, 11.3% and 8.6%, respectively.

      Initial proceeds from the GCF facility received May 16, 2006 were used to repay approximately $44,500,000 in existing debt and related fees and expenses in connection with the termination of our financing arrangements and to pay approximately $1,600,000 in fees and expenses relating to the new financing. Of these fees, $1,300,000 is recorded as debt discount, net of accumulated amortization, on the accompanying balance sheet as of April 1, 2007. We recorded a pretax charge of approximately $176,000 in connection with the termination of the former financing arrangements in the third quarter of fiscal year 2006.

      The GCF facility contains covenants whereby, among other things, we are required to maintain compliance with agreed levels of EBITDA, interest coverage, fixed charge coverage, leverage targets, annual capital expenditures and incremental indebtedness limits. Mandatory prepayments under the facility are required based on excess cash flow, as defined in the agreement, and upon receipt of proceeds from a disposition or payment from a casualty or condemnation of the collateralized assets, and voluntary prepayments under the facility are generally permitted as provided in the agreement. The facility also contains customary restrictions on incurring indebtedness and liens, making investments, paying dividends and making loans or advances.

      As of April 1, 2007, we were in compliance with the covenant requirements of the agreement with GCF. We believe it is probable that we will remain in compliance with all of those covenant requirements for the foreseeable future. However, if we fail to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under our financing arrangements could result and interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect our financial condition, results of operations or cash flows.

      We entered into the following amortizing loans with Key Bank to finance the purchase of machinery used for manufacturing processes: a five-year loan in the principal amount of $324,000 at a fixed interest rate of 7.5% on September 21, 2006; a five-year loan in the principal amount of $216,617 at a fixed interest rate of 7.5% on November 27, 2006; and a four-year loan in the principal amount of $476,043 at a fixed interest rate of 7.5% on January 9, 2007.

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

      Following is a summary of our contractual obligations at April 1, 2007:

                                                                   PAYMENTS DUE BY PERIOD
                                                                   ----------------------

             CONTRACTUAL                                 REMAINDER                                        MORE THAN
             OBLIGATIONS                 TOTAL            OF 2007         2-3 YEARS        4-5 YEARS       5 YEARS
             -----------                 -----            -------         ---------        ---------       -------
         Debt maturities             $ 44,599,925       $ 1,099,586      $ 4,687,747     $ 38,803,992    $      8,600

         Interest expense (1)          18,523,624         2,419,653        9,187,015        6,916,875              81

         Capital lease
            obligation                    694,075           132,644          561,431                -               -

         Operating lease
            obligations (2)            12,542,335         1,002,101        3,799,709        2,744,619       4,995,906

         Other obligations                248,069           224,363           23,706                -               -

         Open purchase orders          20,418,059        14,989,259        5,428,800                -               -
                                     ------------      ------------     ------------     ------------    ------------
         Total contractual
            Obligations              $ 97,026,087      $ 19,867,606     $ 23,688,408     $ 48,465,486    $  5,004,587
                                     ============      ============     ============     ============    ============

         ---------------
         (1) Assumes only mandatory principal pay-downs and the use of the LIBOR rate as of April 1, 2007 on the GCF debt and fixed rate interest payments on equipment loans and capital lease obligation.
         (2) Includes real estate leases.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Interest Rate Risk - Obligations. We are subject to interest rate risk on variable interest rate obligations. A hypothetical 10% increase in average market interest rates would increase by approximately $421,000 the annual interest expense on our debt outstanding as of April 1, 2007. We are also subject to interest rate risk on our fixed interest rate obligations. Based upon outstanding amounts of fixed rate obligations as of April 1, 2007, a hypothetical 10% decrease in average market interest rates would increase the fair value of outstanding fixed rate debt by approximately $9,000.

ITEM 4.   CONTROLS AND PROCEDURES

      Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), have concluded, based on their evaluation as of April 1, 2007, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's ("Commission's") rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

      During the quarter ended April 1, 2007, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 6.   EXHIBITS

  (a)   Exhibits

     Number           Description
     ------           -----------

       10 Second Amendment to Senior Secured Credit Facility, dated March 9, 2007, by and among Overhill Farms, Inc., Midland National Life Insurance Company, North American Company for Life and Health Insurance and Orpheus Holdings LLC and Guggenheim Corporate Funding, LLC (1)

      31.1 Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

      31.2 Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

       32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

  -----------

      (1)         Attached hereto.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           OVERHILL FARMS, INC.
                                           (REGISTRANT)


Date: May 14, 2007                          By:  /s/ James Rudis
                                               ---------------------------------
                                                James Rudis
                                                Chairman, President and
                                                Chief Executive Officer


Date: May 14, 2007                          By:  /s/ John L. Steinbrun
                                               ---------------------------------
                                                John L. Steinbrun
                                                Senior Vice President,
                                                Chief Financial Officer and
                                                Chief Operating Officer

                       EXHIBITS ATTACHED TO THIS FORM 10-Q


 Number        Description
 ------        -----------

   10 Second Amendment to Senior Secured Credit Facility, dated March 9, 2007, by and among Overhill Farms, Inc., Midland National Life Insurance Company, North American Company for Life and Health Insurance and Orpheus Holdings LLC and Guggenheim Corporate Funding, LLC

  31.1 Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  31.2 Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002