Form 10-Q
period 2007-07-01
OVERHILL FARMS INC
filed 2007-08-08
CIK 1101020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
     (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 1, 2007

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

As of August 8, 2007, there were 15,370,271 shares of the issuer's common stock, $0.01 par value, outstanding.

                              OVERHILL FARMS, INC.
                                    FORM 10-Q
                           QUARTER ENDED JULY 1, 2007

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1.  Financial Statements

         Condensed Balance Sheets as of July 1, 2007 (unaudited)
         and October 1, 2006                                                 2

         Condensed Statements of Operations for the Three Months Ended
         July 1, 2007 and July 2, 2006 (unaudited)                           4

         Condensed Statements of Operations for the Nine Months Ended
         July 1, 2007 and July 2, 2006 (unaudited)                           5

         Condensed Statements of Cash Flows for the Nine Months Ended
         July 1, 2007 and July 2, 2006  (unaudited)                          6

         Notes to Condensed Financial Statements (unaudited)                 9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         21

Item 4.  Controls and Procedures                                            21

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                  22

Item 4.  Submission of Matters to a Vote of Security Holders                22

Item 6.  Exhibits                                                           22

SIGNATURES                                                                  23

EXHIBITS ATTACHED TO THIS FORM 10-Q                                         24

ITEM 1. FINANCIAL STATEMENTS

                                            OVERHILL FARMS, INC.
                                          CONDENSED BALANCE SHEETS


                                                   ASSETS

                                                                                 July 1,        October 1,
                                                                                  2007             2006
                                                                              ------------     ------------
                                                                               (Unaudited)
Current assets:
   Cash                                                                       $    802,820     $  2,111,251
   Accounts receivable, net of allowance for doubtful accounts of
     $12,000 and $15,000 in 2007 and 2006, respectively                         18,502,745       14,901,680
   Inventories                                                                  16,103,226       10,968,346
   Prepaid expenses and other                                                    1,356,565        1,486,811
   Deferred income taxes                                                         1,014,749        1,014,749
                                                                              ------------     ------------
           Total current assets                                                 37,780,105       30,482,837
                                                                              ------------     ------------

Property and equipment, at cost:
   Fixtures and equipment                                                       21,516,088       14,546,122
   Leasehold improvements                                                       10,160,433       10,018,384
   Automotive equipment                                                             50,854           50,854
                                                                              ------------     ------------
                                                                                31,727,375       24,615,360
   Less accumulated depreciation and amortization                              (13,188,471)     (11,547,747)
                                                                              ------------     ------------
                                                                                18,538,904       13,067,613
                                                                              ------------     ------------
Other assets:
   Excess of cost over value of net assets acquired                             12,188,435       12,188,435
   Deferred financing costs, net of accumulated amortization of $238,000
     and $178,000 in 2007 and 2006, respectively                                   347,759          406,482
   Other                                                                         1,448,602        1,982,848
                                                                              ------------     ------------
                                                                                13,984,796       14,577,765
                                                                              ------------     ------------

Total assets                                                                  $ 70,303,805     $ 58,128,215
                                                                              ============     ============


                                The accompanying notes are an integral part
                                  of these condensed financial statements.




                                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                 July 1,        October 1,
                                                                                  2007             2006
                                                                              ------------     ------------
                                                                               (Unaudited)

Current liabilities:
   Accounts payable                                                           $ 11,607,881     $  7,463,263
   Accrued liabilities                                                           2,934,988        2,607,013
   Current maturities under capital lease obligation                               276,340               --
   Current maturities of long-term debt                                          2,206,793        2,739,167
                                                                              ------------     ------------
           Total current liabilities                                            17,026,002       12,809,443

Long-term accrued liabilities                                                      341,426          307,580
Deferred income taxes                                                            1,235,054          854,692
Capital lease obligation, less current maturities                                  352,086               --
Long-term debt, less current maturities, net of unamortized debt
   discount of $1,267,611 and $1,365,470 in 2007 and 2006, respectively         40,576,193       37,219,265
                                                                              ------------     ------------
           Total liabilities                                                    59,530,761       51,190,980
                                                                              ------------     ------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $0.01 par value, authorized 50,000,000 shares, 4.43 designated as Series A convertible preferred stock, 0 shares
     issued and outstanding                                                             --               --
   Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 15,370,271 and 15,267,271 shares in 2007 and 2006,
     respectively                                                                  153,703          152,673
   Additional paid-in capital                                                   10,495,943       10,189,545
   Retained earnings (accumulated deficit)                                         126,465       (3,404,983)
   Accumulated other comprehensive loss                                             (3,067)              --
                                                                              ------------     ------------
           Total shareholders' equity                                           10,773,044        6,937,235
                                                                              ------------     ------------

Total liabilities and shareholders' equity                                    $ 70,303,805     $ 58,128,215
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




                               OVERHILL FARMS, INC.
                        CONDENSED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                       For the Three Months Ended
                                                     -----------------------------
                                                        July 1,          July 2,
                                                         2007             2006
                                                     ------------     ------------

Net revenues                                         $ 53,079,823     $ 43,957,858
Cost of sales                                          47,753,690       37,713,380
                                                     ------------     ------------
Gross profit                                            5,326,133        6,244,478

Selling, general and administrative expenses            2,321,578        1,794,063
                                                     ------------     ------------

Operating income                                        3,004,555        4,450,415

Interest expense:
  Interest expense                                     (1,065,887)      (1,260,228)
  Amortization of deferred financing costs               (101,504)         (73,256)
  Other                                                        --          (37,481)
  Debt extinguishment expense                                  --         (175,766)
                                                     ------------     ------------

Total interest expense                                 (1,167,391)      (1,546,731)
                                                     ------------     ------------

Income before income taxes                              1,837,164        2,903,684

Income tax expense                                        736,519        1,184,703
                                                     ------------     ------------

Net income                                           $  1,100,645     $  1,718,981
                                                     ============     ============

Net income per share:

  Basic                                              $       0.07     $       0.11
                                                     ============     ============

  Diluted                                            $       0.07     $       0.11
                                                     ============     ============

Shares used in computing net income per share:

  Basic                                                15,370,271       15,260,271
  Diluted                                              15,890,819       15,852,983


                    The accompanying notes are an integral part
                     of these condensed financial statements.




                                 OVERHILL FARMS, INC.
                          CONDENSED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                         For the Nine Months Ended
                                                      -------------------------------
                                                         July 1,           July 2,
                                                          2007              2006
                                                      -------------     -------------

Net revenues                                          $ 139,646,741     $ 127,240,182
Cost of sales                                           124,603,716       111,399,482
                                                      -------------     -------------
Gross profit                                             15,043,025        15,840,700

Selling, general and administrative expenses              5,775,850         5,385,486
                                                      -------------     -------------

Operating income                                          9,267,175        10,455,214

Interest expense:
  Interest expense                                       (3,075,649)       (4,102,745)
  Amortization of deferred financing costs                 (290,425)         (182,860)
  Other                                                      (6,643)          (15,978)
  Debt extinguishment expense                                    --          (175,766)
                                                      -------------     -------------

Total interest expense                                   (3,372,717)       (4,477,349)
                                                      -------------     -------------

Income before income taxes                                5,894,458         5,977,865

Income tax expense                                        2,363,010         2,438,969
                                                      -------------     -------------

Net income                                            $   3,531,448     $   3,538,896
                                                      =============     =============

Net income per share:

  Basic                                               $        0.23     $        0.23
                                                      =============     =============

  Diluted                                             $        0.22     $        0.22
                                                      =============     =============

Shares used in computing net income per share:

  Basic                                                  15,308,393        15,179,307
  Diluted                                                15,781,451        15,888,461


                     The accompanying notes are an integral part
                       of these condensed financial statements.




                                       OVERHILL FARMS, INC.
                                CONDENSED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)


                                                                       For the Nine Months Ended
                                                                     -----------------------------
                                                                        July 1,          July 2,
                                                                         2007             2006
                                                                     ------------     ------------

Operating Activities:
Net income                                                           $  3,531,448     $  3,538,896
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                       1,724,367        1,293,853
    Amortization of debt discount and deferred financing costs            290,425          182,859
    Loss on asset disposals                                                19,640               --
    Provision for (recovery of) doubtful accounts                         (65,305)          43,131
    Deferred income taxes                                                 380,362        1,988,958
    Impairment of marketable securities                                     3,067               --
    Noncash debt extinguishment expense                                        --          175,766
    Changes in:
       Accounts receivable                                             (3,535,760)      (2,672,840)
       Inventories                                                     (5,134,880)      (1,346,858)
       Prepaid expenses and other                                         658,358         (223,447)
       Accounts payable                                                 4,144,618        2,000,907
       Accrued liabilities                                                327,976           55,924
                                                                     ------------     ------------

Net cash provided by operating activities                               2,344,316        5,037,149
                                                                     ------------     ------------

Investing Activities:
 Additions to property and equipment                                   (6,349,522)      (1,372,165)
 Proceeds from sale of property and equipment                              10,238               --
 Sale of marketable securities                                                 --          114,399
                                                                     ------------     ------------

Net cash used in investing activities                                  (6,339,284)      (1,257,766)
                                                                     ------------     ------------


                            The accompanying notes are an integral part
                             of these condensed financial statements.




                                    OVERHILL FARMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                         (UNAUDITED)


                                                                 For the Nine Months Ended
                                                               -----------------------------
                                                                  July 1,          July 2,
                                                                   2007             2006
                                                               ------------     ------------

Financing Activities:
 Principal payments on previous financing arrangements         $         --     $(45,358,000)
 Borrowings under new financing arrangements                             --       44,500,000
 Borrowings under credit facility                                12,000,000               --
 Borrowings under equipment loans                                   692,660               --
 Principal payments on new borrowings                            (9,860,238)      (2,500,000)
 Principal payments on other debt                                        --          (44,828)
 Principal payments on equipment loans                             (105,728)              --
 Principal payments on capital lease obligation                    (213,742)              --
 Cash paid in association with new financing arrangement                 --       (1,604,100)
 Debt discount                                                     (132,344)              --
 Deferred financing costs                                            (1,500)              --
 Exercise of stock options                                          307,429           11,590
                                                               ------------     ------------

Net cash provided by (used) in financing activities               2,686,537       (4,995,338)
                                                               ------------     ------------

Net decrease in cash                                             (1,308,431)      (1,215,955)
Cash at beginning of period                                       2,111,251        2,654,563
                                                               ------------     ------------

Cash at end of period                                          $    802,820     $  1,438,608
                                                               ============     ============

Supplemental Schedule of Cash Flow Information:
   Cash paid during the period for:
     Interest                                                  $  3,076,857     $  4,108,881
     Income taxes                                              $  1,879,000     $    521,000



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

                              OVERHILL FARMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 1, 2007
                                   (UNAUDITED)


1.   NATURE OF BUSINESS AND ORGANIZATIONAL MATTERS

     Overhill Farms, Inc. (the Company or Overhill Farms) is a value-added manufacturer of quality frozen food products including entrees, plated meals, meal components, soups, sauces, and poultry, meat and fish specialties.

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 1, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007 or for any other period. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In October 2006, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 123(R)-6, "Technical Corrections of FASB Statement No. 123(R)" ("FSP 123(R)-6"). FSP 123(R)-6 amends FSP 123(R) to exempt nonpublic entities from disclosing the aggregate intrinsic value of outstanding fully vested share options (or share units) and share options expected to vest, to revise the computation of minimum compensation cost that must be recognized, to indicate that at the date that the illustrative awards were no longer probable of vesting, any previously recognized compensation cost should have been reversed, and to amend the definition of short-term inducement to exclude an offer to settle an award. The Company does not expect the adoption of FSP 123(R)-6 to have a material impact on its financial condition, results of operations or cash flows.

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

     In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 will be effective as of the beginning of the Company's 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact that adoption of FIN 48 may have on its financial condition, results of operations or cash flows.

4.   INVENTORIES

     Inventories are summarized as follows:

                                                  July 1,      October 1,
                                                   2007           2006
                                               -----------    -----------
       Raw ingredients                         $ 6,314,785    $ 4,031,162
       Finished product                          7,553,468      5,429,298
       Packaging                                 2,234,973      1,507,886
                                               -----------    -----------
                                               $16,103,226    $10,968,346
                                               ===========    ===========

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

     On March 9, 2007, the Company executed a second amendment to the senior secured credit agreement allowing for $7,000,000 of additional capital expenditures to facilitate new business by increasing plant capacity and improving line efficiency, to be funded by increases of $3,500,000 in each of the Tranche A and Tranche B Term Loans. As of July 1, 2007, the facility had been reduced by mandatory principal payments on the Tranche A Term Loan of $2,510,000 and voluntary principal payments on the Tranche B Term Loan of $2,850,000.

     As of July 1, 2007, the facility with GCF, reflecting principal payments and the March 9, 2007 amendment, was a $49,600,000 senior secured credit facility maturing in May 2011, secured by a first priority lien on substantially all of the Company's assets. As of July 1, 2007, the facility was structured as a $7,500,000 non-amortizing revolving loan, a $26,500,000 amortizing Tranche A Term Loan and a $15,600,000 non-amortizing Tranche B Term Loan. The facility bears interest, adjustable quarterly, at the London Inter Bank Offered Rate ("LIBOR") plus the Applicable Margin (listed below) for LIBOR loans or, at the Company's option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus an applicable margin, as follows:

                                           Applicable
                                           Margin for
                                         Alternate Base                    Applicable Margin for
                        Total Debt to      Rate Loans                            LIBOR Loans
                        EBITDA Ratio     --------------     --------------------------------------------------
                          for Last                                                Tranche A          Tranche B
                        Twelve Months    Revolving Loan     Revolving Loan        Term Loan          Term Loan
                        -------------    --------------     --------------        ---------          ---------

Greater than              3.00:1.00           2.50%              3.50%              3.75%              6.25%

Greater than or
equal to but less         2.00:1.00
than or equal to          3.00:1.00           2.25%              3.25%              3.50%              6.00%

Less than                 2.00:1.00           2.00%              3.00%              3.25%              5.75%
--------------------------------------------------------------------------------------------------------------

     As of July 1, 2007, the Company's principal balances on these loans totaled $43,100,000, consisting of $26,000,000 in Tranche A Term Loans, $15,600,000 in
Tranche B Term Loans and $1,500,000 in LIBOR revolving loans. At July 1, 2007, interest rates on the Tranche A Term Loans, Tranche B Term Loans and LIBOR revolving loans were 8.8%, 11.3% and 8.6%, respectively.

     Initial proceeds from the GCF facility, received May 16, 2006, were used to repay approximately $44,500,000 in existing debt and related fees and expenses in connection with the termination of the Company's former financing arrangements and to pay approximately $1,600,000 in fees and expenses relating to the new financing. Of these fees, $1,300,000 is recorded as debt discount, net of accumulated amortization, on the accompanying balance sheet as of July 1, 2007. The Company recorded a pretax charge of approximately $176,000 in connection with the termination of the former financing arrangements in the third quarter of fiscal year 2006. The Company paid GCF an additional $132,000 in fees and expenses on March 9, 2007 related to the second amendment, which payment was recorded as a debt discount.

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

     As of July 1, 2007, the Company was in compliance with the covenant requirements of the agreement with GCF. The Company believes it is probable that it will remain in compliance with all of those covenant requirements for the foreseeable future. However, if the Company fails to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under its financing arrangements could result and interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect the Company's financial condition, results of operations or cash flows.

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

     Long-term debt of the Company as of July 1, 2007, is summarized as follows:

                                     July 1, 2007
                                     ------------

Tranche A Term Loans                 $ 25,989,762
Tranche B Term Loans                   15,650,000
LIBOR revolving loans                   1,500,000
Equipment loans                           910,835
                                     ------------
                                       44,050,597
Less current maturities                (2,206,793)
Less debt discount                     (1,267,611)
                                     ------------
                                     $ 40,576,193
                                     ============

     The Company amended its existing operating lease agreements with General Electric Capital Corporation on October 2, 2006. The amended lease resulted in a three-year capital lease in the principal amount of $842,168 at a fixed interest rate of 8.15%, with a $1 bargain purchase option at the expiration of the lease. The assets acquired under this capital lease have an acquisition cost of $911,647, which is less than fair market value, and are classified under fixtures and equipment on the accompanying balance sheet. Accumulated amortization of the assets under the capital lease is included in accumulated depreciation and amortization on the accompanying balance sheet and totaled $131,000 at July 1, 2007. The amortization expense for these assets is included in depreciation expense and totaled $131,000 during the first nine months of fiscal year 2007.

6.   PER SHARE DATA

     The following table sets forth the calculation of income per share ("EPS") for the periods presented:

                                                        Three Months Ended
                                                   ----------------------------
                                                      July 1,         July 2,
                                                       2007            2006
                                                   ------------    ------------

Basic EPS Computation:
Numerator:
  Net income                                       $  1,100,645    $  1,718,981
Denominator:
  Weighted average common shares outstanding         15,370,271      15,260,271
                                                   ------------    ------------
          Total shares                               15,370,271      15,260,271
                                                   ============    ============
           Basic EPS                               $       0.07    $       0.11
                                                   ============    ============

Diluted EPS Computation:
Numerator:
  Net income                                       $  1,100,645    $  1,718,981
Denominator:
  Weighted average common shares outstanding         15,370,271      15,260,271
   Incremental shares from assumed exercise of
       stock options                                    520,548         592,712
                                                   ------------    ------------
          Total shares                               15,890,819      15,852,983
                                                   ============    ============
          Diluted EPS                              $       0.07    $       0.11
                                                   ============    ============

                                                      Nine Months Ended
                                                 ----------------------------
                                                    July 1,         July 2,
                                                     2007            2006
                                                 ------------    ------------
Basic EPS Computation:
Numerator:
  Net income                                     $  3,531,448    $  3,538,896
Denominator:
  Weighted average common shares outstanding       15,308,393      15,179,307
                                                 ------------    ------------
          Total shares                             15,308,393      15,179,307
                                                 ============    ============
           Basic EPS                             $       0.23    $       0.23
                                                 ============    ============

Diluted EPS Computation:
Numerator:
  Net income                                     $  3,531,448    $  3,538,896
Denominator:
  Weighted average common shares outstanding       15,308,393      15,179,307
   Incremental shares from assumed conversion
     of preferred stock and exercise of stock
     options and warrants                             473,058         709,154
                                                 ------------    ------------
          Total shares                             15,781,451      15,888,461
                                                 ============    ============
          Diluted EPS                            $       0.22    $       0.22
                                                 ============    ============

     Additionally, during the nine months ended July 1, 2007 and July 2, 2006, the Company issued 103,000 and 358,000 shares, respectively, of common stock in connection with the exercise of employee stock options for total proceeds of approximately $84,000 and $815,000, respectively. There was no exercise of employee stock options for the three months ended July 1, 2007 and July 2, 2006.

7.   STOCK OPTIONS

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment"("SFAS 123(R)"), which requires the Company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Accordingly, with the adoption of SFAS 123(R), any future option awards will have an impact on the Company's results of operations, although awards will have no impact on the Company's overall financial position. The Company adopted SFAS 123(R) on October 3, 2005 utilizing the modified prospective method. The Company's adoption of SFAS 123(R) did not impact the Company's income before income tax expense, net income and basic and diluted earnings per share since no options were granted during the three and nine months ended July 1, 2007 and July 2, 2006, respectively, and all of the Company's outstanding options were fully vested at the date of adoption of this standard.

8.   INCOME TAXES

     The effective tax rates for the first nine months of each of fiscal years 2007 and 2006 were based upon the estimated annual effective tax rate of approximately 40.1% and 40.8%, respectively, which approximated the statutory rate.

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

     A significant portion of the Company's total net revenues during the first nine months of 2007 and 2006 was derived from three customers. Panda Restaurant Group, Inc., Jenny Craig, Inc. and Safeway Inc. accounted for approximately 28%, 26% and 8%, respectively, of the Company's total net revenues for the nine months ended July 1, 2007 and approximately 26%, 26% and 18%, respectively, of the Company's total accounts receivable balance at July 1, 2007. Panda Restaurant Group, Inc., Jenny Craig, Inc. and Safeway Inc. accounted for approximately 35%, 27% and 2%, respectively, of the Company's total net revenues for the nine months ended July 2, 2006 and approximately 34%, 38% and 1%, respectively, of the Company's total accounts receivable balance at October 1, 2006. Sales to Safeway Inc. increased during the third quarter of fiscal year 2007, accounting for approximately 15% of the Company's total net revenues for the three months ended July 1, 2007.

     LIQUIDATED DAMAGES

     On December 23, 2005, LLCP resold to 15 institutional investors in a private transaction all of the 5,771,661 shares of the Company's common stock that LLCP owned of record as of that date ("Transferred Shares"). To facilitate LLCP's sale of the Transferred Shares, the Company made various representations and warranties as a party to a stock purchase agreement with LLCP and the investors. In addition, the Company entered into a registration rights agreement with the investors that required the Company to register for resale the Transferred Shares and to maintain the effectiveness of the registration statement for a maximum of 24 months following the closing date. The registration statement was declared effective by the Securities and Exchange Commission on April 13, 2006. If the Company is unable to meet its obligations under the registration rights agreement to maintain the effectiveness of the registration statement, the Company will be required to pay to each investor liquidated damages equal to 1% of the amount paid by the investor for the Transferred Shares still owned by the investor on the date of the default and 1% of the amount paid by the investor for the Transferred Shares still owned by the investor on each monthly anniversary of the date of the default that occurs prior to the cure of the default. The registration statement has been effective for 16 months, 18 months have elapsed since the closing date and approximately 2,200,000 Transferred Shares are still owned by the investors. At this time, the Company is unaware of the existence of any circumstances that would cause the registration statement to no longer be effective.

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

     In February 2004, the Company engaged Alexander Auerbach & Co., Inc. ("AAPR") to provide the Company with public relations and marketing services. AAPR provides public relations, media relations and communications marketing services to support the Company's sales activities. Alexander Auerbach, who is a director of the Company, is a stockholder, director and officer of AAPR. Fees paid to AAPR for services rendered under this engagement during the first nine months of fiscal years 2007 and 2006 were $26,000 and $20,000, respectively.

11.  OTHER COMPREHENSIVE INCOME (LOSS)

     Accumulated other comprehensive income (loss) is comprised of unrealized gain or loss on marketable securities. Accumulated other comprehensive loss was $3,000 and $63,000 at July 1, 2007 and July 2, 2006, respectively. Comprehensive income was $1,098,000 and $1,656,000 for the three months ended July 1, 2007 and July 2, 2006, respectively, and $3,528,000 and $3,476,000 for the nine months ended July 1, 2007 and July 2, 2006, respectively.

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

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning our operations and financial performance and condition. For this purpose, statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as "continue," "efforts," "expects," "anticipates," "intends," "plans," "believes," "estimates," "projects," "forecasts," "strategy," "will," "goal," "target," "prospects," "optimistic," "confident" or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future company actions, which may be provided by management, are also forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others:

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

OVERVIEW

     We are a leading value-added manufacturer of high quality, custom prepared frozen food products for branded retail, private label, food service and airline customers. Our product line includes entrees, plated meals, bulk-packed meal components and proteins, pastas, soups, sauces, poultry, meat and fish specialties, as well as organic and vegetarian offerings. Our extensive research and development efforts, combined with flexible manufacturing capabilities, provide customers with a one-stop solution for new product ideas, formulations and product manufacturing, as well as precise replication of existing recipes. Our capabilities allow customers to outsource product manufacturing, product development and packaging development and procurement, thereby avoiding significant fixed-cost and variable investments in resources and equipment. Our customers include such prominent nationally recognized names as Panda Restaurant Group, Jenny Craig, Inc., HJ Heinz Company, American Airlines, Inc., Safeway Inc. and Pinnacle Foods Corporation.

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

     CONCENTRATIONS OF CREDIT RISK. Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral from our customers. A bankruptcy or other significant financial deterioration of any customers could impact their future ability to satisfy their receivables with us. Our allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions. For the nine months ended July 1, 2007 and July 2, 2006, our write-offs, net of recoveries, to the allowance for doubtful accounts were approximately $3,000 and $17,000, respectively.

      A significant portion of our total net revenues during the first nine months of 2007 and 2006 was derived from three customers. Panda Restaurant Group, Inc., Jenny Craig, Inc. and Safeway Inc. accounted for approximately 28%, 26% and 8%, respectively, of our total net revenues for the nine months ended July 1, 2007 and approximately 26%, 26% and 18%, respectively, of our total accounts receivable balance at July 1, 2007. Panda Restaurant Group, Inc., Jenny Craig, Inc. and Safeway Inc. accounted for approximately 35%, 27% and 2%, respectively, of our total net revenues for the nine months ended July 2, 2006 and approximately 34%, 38% and 1%, respectively, of our total accounts receivable balance at October 1, 2006. Sales to Safeway Inc. increased during the third quarter of fiscal year 2007, accounting for approximately 15% of our total net revenues for the three months ended July 1, 2007.

     INVENTORIES. Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost, which approximates the first-in, first-out (FIFO) method or market. We use a standard costing system to estimate our FIFO cost of inventory at the end of each reporting period. Historically, standard costs have been materially consistent with actual costs. We periodically review our inventory for excess items, and we establish a valuation reserve based upon the age of specific items in inventory and the expected recovery from the disposition of the items.

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

     EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED. We evaluate the excess of cost over fair value of net assets acquired (goodwill) at least annually for impairment in accordance with Statement of Financial Accounting Standards 142. We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization and other market-based data. At July 1, 2007, we had goodwill of $12,188,000. A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

     INCOME TAXES. We evaluate the need for a valuation allowance on our deferred tax assets based on whether we believe that it is more likely than not that all deferred tax assets will be realized. We consider future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for valuation allowances.

RESULTS OF OPERATIONS

QUARTER AND NINE MONTHS ENDED JULY 1, 2007 COMPARED TO NINE MONTHS ENDED JULY 2, 2006

     While we operate as a single business unit, manufacturing various products on common production lines, revenues from similar customers are grouped into the following natural categories: retail, foodservice and airlines.

     The quarter and nine months ended July 1, 2007 and July 2, 2006 were both 13-week and 39-week periods, respectively.

     Net Revenues. Net revenues for the third quarter of fiscal year 2007 increased $9,122,000 (20.8%) to $53,080,000 from $43,958,000 for the third quarter of fiscal year 2006. Also, net revenues for the nine months ended July 1, 2007 increased $12,407,000 (9.8%) to $139,647,000 from $127,240,000 for the nine months ended July 2, 2006.

     Retail net revenues increased $11,491,000 (52.6%) to $33,329,000 for the third quarter of fiscal year 2007 from $21,838,000 for the third quarter of fiscal year 2006. Also, retail net revenues increased $19,872,000 (32.4%) to $81,157,000 for the nine months ended July 1, 2007 from $61,285,000 for the nine months ended July 2, 2006. The increase in retail sales were largely due to the addition of a major national-brand food company as a customer and the addition of a private label product line comprising 24 new items for Safeway, Inc. In January 2007, we announced a new contract with a major national-brand food company for sales of approximately $42,000,000 in the first 12 months of the contract. However, the current run rate of sales to date for this customer is below the contracted amount, due to changes in the timing of the customer's marketing plans. Based on recent projections, our sales under this contract will be approximately $26,000,000 in calendar 2007. Despite the decline in anticipated sales to this particular customer, we expect total sales to continue at an annual run rate of approximately $200,000,000.

     Foodservice net revenues decreased $2,529,000 (14.8%) to $14,593,000 for the third quarter of fiscal year 2007 from $17,122,000 for the third quarter of fiscal year 2006. Also, foodservice net revenues decreased $5,615,000 (11.3%) to $44,195,000 for the nine months ended July 1, 2007 from $49,810,000 for the nine months ended July 2, 2006. The decline in sales was less than anticipated, as Panda Restaurant Group, Inc.'s plan to diversify its sources of supply did not proceed as anticipated. As previously reported, Panda Restaurant Group, Inc. planned to transfer $20,000,000 in annual foodservice production volume to another vendor. As this transfer was delayed, the estimated decrease in sales to this customer during fiscal year 2007 is expected to be less than $10,000,000.

     Airline net revenues increased $159,000 (3.2%) to $5,157,000 for the third quarter of fiscal year 2007 from $4,998,000 for the third quarter of fiscal year 2006. Airline net revenues decreased $1,850,000 (11.5%) to $14,295,000 for the nine months ended July 1, 2007 from $16,145,000 for the nine months ended July 2, 2006. Year-over-year comparisons reflect the loss of sales to Delta Airlines subsequent to their bankruptcy filing.

     Gross Profit. Gross profit decreased $918,000 (14.7%) to $5,326,000 for the third quarter of fiscal year 2007 from $6,244,000 for the third quarter of fiscal year 2006. Also, gross profit decreased $798,000 (5.0%) to $15,043,000 for the nine months ended July 1, 2007 from $15,841,000 for the nine months ended July 2, 2006. Gross profit as a percentage of net revenues decreased to 10.0% for the third quarter of fiscal year 2007 from 14.2% for the third quarter of fiscal year 2006. Also, gross profit as a percentage of net revenues decreased to 10.8% for the nine months ended July 1, 2007 from 12.4% for the nine months ended July 2, 2006. Margins decreased due to the following:

     o start-up costs early in the third quarter of fiscal year 2007 relating to simultaneously launching two new product lines;
     o    increasing production during our facility expansion;
     o    higher raw material costs; and
     o    a formulation change for a significant item.

     These unfavorable influences on margins in the third quarter of fiscal year 2007 were partially offset in the nine months ended July 1, 2007 by better pricing of raw materials in the first quarter of fiscal year 2007. We expect margins to improve as operating efficiencies return to historic levels and as additional progress is made on the plant expansion. Higher raw material costs in several commodity items such as corn and corn related products, poultry and dairy products have risen significantly in the last six months. We have historically locked in purchase prices for our established business, however much of the materials purchased for the increase in sales were purchased at higher spot market prices. We anticipate improved results as the corn and chicken markets continue to improve and as we enter into longer term purchase commitments at lower prices. We expect some of our challenges to continue into the fourth quarter, including higher raw material costs and less-than-optimal plant efficiencies.

     Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased $528,000 (29.4%) to $2,322,000 (4.4% of net revenues) for the third quarter of fiscal year 2007 from $1,794,000 (4.1% of net revenues) for the third quarter of fiscal year 2006. The increase in SG&A expenses resulted from a $376,000 increase in professional and consulting fees related primarily to Sarbanes-Oxley requirements and a $195,000 increase in brokerage fees related to sales to Safeway, Inc. These increases were offset by a $37,000 reduction in lender costs.

     Also, SG&A expenses increased $391,000 (7.3%) to $5,776,000 (4.1% of net revenues) for the nine months ended July 1, 2007 from $5,385,000 (4.2% of net revenues) for the nine months ended July 2, 2006. The increase in SG&A expenses resulted largely from a $419,000 increase in professional and consulting fees related primarily to Sarbanes-Oxley requirements and $190,000 in brokerage fees. These increases were partially offset by a $222,000 reduction in lender costs. We expect that SG&A expenses will increase as we incur an additional estimated $300,000 in costs to establish compliance with Section 404 of the Sarbanes-Oxley Act of 2002 by the end of fiscal year 2007.

     Operating Income. Operating income decreased $1,445,000 (32.5%) to $3,005,000 for the third quarter of fiscal year 2007 from $4,450,000 for the third quarter of fiscal year 2006 due to a $918,000 reduction in gross profit and a $528,000 increase in SG&A expenses discussed above. Also, operating income decreased $1,188,000 (11.4%) to $9,267,000 for the nine months ended July 1, 2007 from $10,455,000 for the nine months ended July 2, 2006 due to a $798,000 decrease in gross profit and the $391,000 increase in SG&A expenses discussed above.

     Interest Expense. Total interest expense, which consisted of various financing-related charges, decreased $380,000 (24.6%) to $1,167,000 for the third quarter of fiscal year 2007 as compared to $1,547,000 for the third quarter of fiscal year 2006. The decrease was primarily attributable to a 15.4% reduction in interest expense from $1,260,000 to $1,066,000 due to mandatory and voluntary principal payments and to lower interest rates as a result of the refinancing. The reduction was partially offset by an increase in amortization of deferred financing costs from $73,000 to $102,000. We expect future interest expense to increase as debt balances rise to fund an additional estimated $2,800,000 in capital expenditures.

     Total interest expense for the nine months ended July 1, 2007, which also consisted of various financing-related charges, decreased $1,104,000 (24.7%) to $3,373,000 from $4,477,000 for nine months ended July 2, 2006. The decrease was primarily attributable to a decline of 25.0% in interest expense from $4,103,000 to $3,076,000 due to mandatory and voluntary principal payments and to lower interest rates as a result of the refinancing. The reduction was partially offset by a 58.5% increase in amortization of deferred financing costs from $183,000 to $290,000.

     Income Tax Provision. Income tax expense was $737,000 for the third quarter of fiscal year 2007 as compared to $1,185,000 for the third quarter of fiscal year 2006. Income tax expense was $2,363,000 for the nine months ended July 1, 2007 as compared to $2,439,000 for the nine months ended July 2, 2006. The effective tax rates were 40.1% for the third quarter of fiscal year 2007 and the nine months ended July 1, 2007 and 40.8% for the third quarter of fiscal year 2006 and the nine months ended July 2, 2006. The effective tax rates for the third quarters of fiscal years 2007 and 2006 and the nine months ended July 1, 2007 and July 2, 2006 did not materially differ from the statutory rate. The change in income tax expense is primarily due to the change in pre-tax income.

     Net Income. Net income for the third quarters of fiscal years 2007 and 2006 was $1,101,000 ($0.07 per basic and diluted share) and $1,719,000 ($0.11 per basic and diluted share), respectively. Net income for the nine months ended July 1, 2007 and July 2, 2006 was $3,531,000 ($0.23 per basic and $0.22 per diluted share) and $3,539,000 ($0.23 per basic and $0.22 per diluted share), respectively.

LIQUIDITY AND CAPITAL RESOURCES

     In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant are our cash and cash equivalents and cash generated from our operating activities. Our cash and cash equivalents decreased $1,308,000 to $803,000 at July 1, 2007 from $2,111,000 at October 1,
2006. Our principal source of liquidity has been cash generated from our operating activities. However, during fiscal year 2007 we have used, and we intend to continue to use next quarter, our credit facility to fund certain capital expenditures as described in the next paragraph. During the first nine months of fiscal year 2007, our operating activities provided cash of $2,344,000 as compared to cash provided by operating activities of $5,037,000 during the first nine months of fiscal year 2006. Cash generated from operations before working capital changes for the first nine months of fiscal year 2007 was $5,884,000. We used operating cash flows to finance working capital needs of $3,540,000 as a result of increasing sales during the first nine months of fiscal year 2007. The increase in working capital during the first nine months of fiscal year 2007 resulted from increases of $3,536,000 in accounts receivable and $5,135,000 in inventories. These uses of cash were partially offset by increases of $4,145,000 in accounts payable and $328,000 in accrued liabilities, and a decrease of $658,000 in prepaid expenses and other assets. As of July 1, 2007, we had working capital of $20,754,000, as compared to working capital of $17,673,000 as of October 1, 2006.

     During the first nine months of fiscal year 2007, our investing activities, comprised primarily of capital expenditures, resulted in a net use of cash of approximately $6,339,000, as compared to a net use of cash of approximately $1,258,000 during the first nine months of fiscal year 2006. The use of cash for additions to property and equipment of $6,350,000 includes $1,251,000 of routine capital expenditures and $5,099,000 to expand the manufacturing capacity of our entree plant to accommodate additional opportunities for new business. The expansion, anticipated to cost approximately $7,000,000, includes installation of new machinery and systems to meet anticipated growth and improve operating efficiency. We anticipate the expansion will be completed during the fourth quarter of fiscal year 2007. We are using borrowing availability under our amended credit facility described below to fund the capital expenditures. The additions to property and equipment were partially offset by $10,000 in proceeds from the sale of property, plant and equipment for the first nine months of fiscal year 2007 and from the sale of marketable securities of $114,000 in the first nine months of fiscal year 2006.

     During the first nine months of fiscal year 2007, our financing activities provided cash of $2,687,000 as compared to a use of cash of $4,995,000 during the first nine months of fiscal year 2006. Cash provided by borrowings under our credit facility and equipment loans were $12,000,000 and $693,000. We also received $307,000 from the exercise of stock options, including the related tax benefit. These sources of cash were offset by cash used to make principal payments of $9,860,000 on our financing arrangements, $214,000 on our capital lease obligation and $106,000 on equipment loans. The use of cash during the first nine months of fiscal year 2006 consisted of principal payments of $45,358,000 under our previous financing arrangement, $44,500,000 of borrowings under our new financing arrangement, $2,500,000 of principal payments on our new facility and $45,000 of principal payments on other debt. Financing activities for the first nine months of fiscal year 2006 also included payment of debt issue costs of $1,604,000 associated with the refinancing.

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

     On March 9, 2007, we executed a second amendment to the senior secured credit agreement allowing for $7,000,000 of additional capital expenditures to facilitate new business by increasing plant capacity and improving line efficiency, to be funded by increases of $3,500,000 in each of the Tranche A and Tranche B Term Loans. As of July 1, 2007, the facility had been reduced by mandatory principal payments on the Tranche A Term Loan of $2,510,000 and voluntary principal payments on the Tranche B Term Loan of $2,850,000.

     As of July 1, 2007, the facility with GCF, reflecting principal payments and the March 9, 2007 amendment, was a $49,600,000 senior secured credit facility maturing in May 2011, secured by a first priority lien on substantially all of our assets. As of July 1, 2007, the facility was structured as a $7,500,000 non-amortizing revolving loan, a $26,500,000 amortizing Tranche A Term Loan and a $15,600,000 non-amortizing Tranche B Term Loan. The facility bears interest, adjustable quarterly, at the London Inter Bank Offered Rate ("LIBOR") plus the Applicable Margin (listed below) for LIBOR loans or, at our option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus an applicable margin, as follows:

                                           Applicable
                                           Margin for
                                         Alternate Base                    Applicable Margin for
                        Total Debt to      Rate Loans                            LIBOR Loans
                        EBITDA Ratio     --------------     --------------------------------------------------
                          for Last                                                Tranche A          Tranche B
                        Twelve Months    Revolving Loan     Revolving Loan        Term Loan          Term Loan
                        -------------    --------------     --------------        ---------          ---------

Greater than              3.00:1.00           2.50%              3.50%              3.75%              6.25%

Greater than or
equal to but less         2.00:1.00
than or equal to          3.00:1.00           2.25%              3.25%              3.50%              6.00%

Less than                 2.00:1.00           2.00%              3.00%              3.25%              5.75%

--------------------------------------------------------------------------------------------------------------

     As of July 1, 2007, our principal balances on these loans totaled $43,100,000, consisting of $26,000,000 in Tranche A Term Loans, $15,600,000 in
Tranche B Term Loans and $1,500,000 in LIBOR revolving loans. At July 1, 2007, interest rates on the Tranche A Term Loans, Tranche B Term Loans and LIBOR revolving loans were 8.8%, 11.3% and 8.6%, respectively.

     Initial proceeds from the GCF facility, received May 16, 2006, were used to repay approximately $44,500,000 in existing debt and related fees and expenses in connection with the termination of the Company's former financing arrangements and to pay approximately $1,600,000 in fees and expenses relating to the new financing. Of these fees, $1,300,000 is recorded as debt discount, net of accumulated amortization, on the accompanying balance sheet as of July 1, 2007. The Company recorded a pretax charge of approximately $176,000 in connection with the termination of the former financing arrangements in the third quarter of fiscal year 2006. The Company paid GCF an additional $132,000 in fees and expenses on March 9, 2007 related to the second amendment, which was recorded as a debt discount.

     The GCF facility contains covenants whereby, among other things, we are required to maintain compliance with agreed levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"), interest coverage, fixed charge coverage, leverage targets, annual capital expenditures and incremental indebtedness limits. Mandatory prepayments under the facility are required based on excess cash flow, as defined in the agreement, and upon receipt of proceeds from a disposition or payment from a casualty or condemnation of the collateralized assets, and voluntary prepayments under the facility are generally permitted as provided in the agreement. The facility also contains customary restrictions on incurring indebtedness and liens, making investments, paying dividends and making loans or advances.

     As of July 1, 2007, we were in compliance with the covenant requirements of the agreement with GCF. We believe it is probable that we will remain in compliance with all of those covenant requirements for the foreseeable future. However, if we fail to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under our financing arrangements could result and interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect our financial condition, results of operations or cash flows.

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

     Following is a summary of our contractual obligations at July 1, 2007:

                                           PAYMENTS DUE BY PERIOD
                                           ----------------------

                                           REMAINDER
   CONTRACTUAL                             OF FISCAL                                    MORE THAN
   OBLIGATIONS                TOTAL        YEAR 2007      2-3 YEARS      4-5 YEARS       5 YEARS
   -----------             -----------    -----------    -----------    -----------    -----------

Debt maturities            $44,050,597    $   550,258    $ 4,687,747    $38,803,992    $     8,600

Interest expense (1)        17,304,765      1,200,794      9,187,015      6,916,875             81

Capital lease
   obligation                  628,425         66,995        561,430             --             --

Operating lease
   obligations (2)          12,043,001        502,767      3,799,709      2,744,619      4,995,906

Other contractual
   obligations                 160,010        136,304         23,706             --             --

Open purchase orders        17,199,364     11,422,669      5,776,695             --             --
                           -----------    -----------    -----------    -----------    -----------

Total contractual
   obligations             $91,386,162    $13,879,787    $24,036,302    $48,465,486    $ 5,004,587
                           ===========    ===========    ===========    ===========    ===========

(1) Assumes only mandatory principal pay-downs and the use of the LIBOR rate as of July 1, 2007 on the GCF debt and fixed rate interest payments on equipment loans and capital lease obligation.

(2) Includes real estate leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk - Obligations. We are subject to interest rate risk on variable interest rate obligations. A hypothetical 10% increase in average market interest rates would increase by approximately $424,000 the annual interest expense on our debt outstanding as of July 1, 2007. We are also subject to interest rate risk on our fixed interest rate obligations. Based upon outstanding amounts of fixed rate obligations as of July 1, 2007, a hypothetical 10% decrease in average market interest rates would increase the fair value of outstanding fixed rate debt by approximately $8,000.

ITEM 4. CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), have concluded, based on their evaluation as of July 1, 2007, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's ("Commission's") rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

     During the quarter ended July 1, 2007, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time, we are involved in various lawsuits, claims and proceedings related to the conduct of our business. Management does not believe that the disposition of any pending claims is likely to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our 2007 annual meeting of stockholders on June 12, 2007. There were 15,370,271 shares of our common stock outstanding and entitled to vote at the meeting. Each holder of record of our common stock on the record date was entitled to cast one vote per share on each proposal.

     Seven nominees were presented for election and elected to our board of directors at the meeting. The results of the vote for the election of directors were as follows:


  Nominee                             For              Withheld
  -------                             ---              --------
  James Rudis                         10,861,032       1,790,826
  John L. Steinbrun                   10,647,632       2,004,226
  Harold Estes                        10,533,028       2,118,830
  Geoffrey A. Gerard                  12,148,316         503,542
  Alexander Auerbach                  10,860,552       1,791,306
  Louis J. Giraudo                    12,353,492         298,366
  Alexander Rodetis, Jr.              12,146,172         505,686

ITEM 6. EXHIBITS

(a)  Exhibits

       Number                   Description
       ------                   -----------

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


                                            OVERHILL FARMS, INC.
                                            (REGISTRANT)


Date: August 8, 2007                        By: /s/ James Rudis
                                                --------------------------------
                                                James Rudis
                                                Chairman, President and
                                                Chief Executive Officer



Date: August 8, 2007                        By: /s/ John L. Steinbrun
                                                --------------------------------
                                                John L. Steinbrun
                                                Senior Vice President and
                                                Chief Financial Officer and
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