Form 10-K
period 2007-09-30
OVERHILL FARMS INC
filed 2007-12-12
CIK 1101020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to _____
Commission file number 1-16699

OVERHILL FARMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	75-2590292
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2727 East Vernon Avenue Vernon, California (Address of principal executive offices)	90058 (Zip code)

Registrant’s telephone number, including area code:  (323) 582-9977

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐          Accelerated Filer ☒         Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on March 30, 2007, which was the last business day of the registrant’s second fiscal quarter ended April 1, 2007 (based on the closing price on such date on the American Stock Exchange) was approximately $82.1 million.  For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.  The registrant has no non-voting common equity.

There were 15,620,271 shares of common stock, par value $0.01, outstanding as of December 11, 2007.

Documents Incorporated By Reference: None

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements.  Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; our success in pending litigation; the demand for ethanol and its co-products; the competitive nature of and anticipated growth in our industry; production capacity and goals; our ability to consummate acquisitions and integrate their operations successfully; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

PART I

ITEM 1.                      Business

History

Overhill Farms, Inc. was formed in 1995 as a Nevada corporation.  We sell our products nationwide, and our headquarters and manufacturing facilities are located in Vernon, California.

Products and Services

We are a value-added manufacturer of quality frozen food products including entrées, plated meals, meal components, soups, sauces, poultry, meat and fish specialties.  We provide custom prepared foods to a number of prominent, nationally recognized customers such as Panda Restaurant Group, Inc., Jenny Craig, Inc., American Airlines, Inc., Safeway Inc. and Pinnacle Foods Corporation.

Sales and Marketing

We operate as a single business segment – the development and production of frozen food products. We market our products through both an internal sales force and outside food brokers.  Our customers are foodservice, retail and airline accounts.

A significant portion of our total net revenues during the last two fiscal years was derived from two customers.  Panda Restaurant Group, Inc. (“Panda”) and Jenny Craig, Inc. accounted for approximately 27% and 26%, respectively, of our revenues for the fiscal year ended September 30, 2007.  For the fiscal year ended October 1, 2006, Panda and Jenny Craig, Inc. accounted for approximately 35% and 28%, respectively, of our revenues.   We continue to work to expand our retail and foodservice customer base with the goal of reducing our reliance on these two accounts.

Manufacturing and Sourcing

In 2003, we consolidated our headquarters, entrée manufacturing and warehousing, product development, sales and quality control facilities into a single location in Vernon, California.  We also maintain a separate protein cooking facility in Vernon, California.  In fiscal year 2007, we incurred approximately $7.0 million in capital expenditures to expand the manufacturing capacity of our entrée plant in order to accommodate new business opportunities.

Our ability to cost-effectively produce large quantities of our products, while maintaining a high degree of quality, is partially dependent on our ability to procure raw materials on an economical cost basis.  We rely on several large suppliers for products, including poultry, and we purchase the remaining raw materials from suppliers in the open market.  We do not anticipate any particular difficulty in acquiring these materials in the future.  We store raw materials, packaging and finished goods on-site and in public frozen and dry food storage facilities until shipment.  When possible and practical, we negotiate supply contracts at fixed prices to protect against the risk of market fluctuations.

Backlog

We typically deliver products directly from finished goods inventory.  As a result, we do not maintain a large backlog of unfilled purchase orders.  While at any given time there may be a small backlog of orders, our backlog is not material in relation to our total revenues, nor is it necessarily indicative of trends in our business.

Competition

Our products compete with those produced by numerous regional and national firms.  Many of these companies are divisions of larger highly integrated companies such as Tyson Foods, Inc. and ConAgra Foods, Inc.  Competition is intense, with most firms producing similar products for the foodservice and retail industries.  Competitive factors include price, food safety, product quality, flexibility, product development, customer service and, on a retail basis, name recognition.  We are competitive in this market as a result of our ability to produce mid-sized/custom product runs within a short time frame on a cost-effective basis and our ability to provide ancillary support services such as research and development, assistance with regulatory matters, production planning and logistics.

Product Development and Marketing

We maintain a comprehensive, fully staffed research and development department that formulates recipes and upgrades specific products for current and prospective customers and establishes production and quality standards.  We develop products based upon customers’ specifications, conventional recipes, new product trends or our own product initiatives.  We are continuously developing recipes as customers’ tastes and client requirements change.  We also maintain a quality control department for inspection, testing, monitoring and compliance to ensure that our products are produced in accordance with our standards.

Intellectual Property

We have registered the “Overhill Farms” and “Chicago Brothers” trademarks with the United States Patent and Trademark Office.

Employees

Our total hourly and salaried workforce consisted of approximately 1,064 employees at September 30, 2007.  Most of our operations are labor intensive, generally requiring unskilled employees.  Our manufacturing employees are unionized with the United Food & Commercial Workers Union, Local 770, under a three-year contract, which began March 1, 2005 and is up for renewal March 1, 2008.  We believe our relations with the union are good.

Regulation

Food manufacturers are subject to strict government regulation, particularly in the health and environmental areas, by the United States Department of Agriculture (“USDA”), the Food and Drug Administration (“FDA”), as well as the Occupational Safety and Health Administration (“OSHA”) and the Environmental Protection Agency (“EPA”).  Our food processing facilities are subject to continuous on-site examination, inspection and regulation by the USDA.  Compliance with the current applicable federal, state and local environmental regulations has not adversely affected our financial position, results of operations or competitive position.  However, we cannot predict whether regulation by various federal, state or local governmental entities and agencies may adversely affect our future business and financial results.  To date, we have never been required to recall any of our products.  Since 1997, we have used a Hazard Analysis Critical Point Plan to ensure proper handling of all food items.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as emended, or Exchange Act, are available free of charge on our website at www.overhillfarms.com as soon as reasonably practicable after being filed or furnished to the Securities and Exchange Commission (“Commission”). Our reports filed with the Commission are also made available to read and copy at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room by contacting the Commission at 1-800-SEC-0330. Reports filed with the Commission are also made available on its website at www.sec.gov.

ITEM 1A.                      Risk Factors

Our ability to compete effectively in the highly competitive food industry may affect our operational performance and financial results.

Our continued success depends in part on our ability to be an efficient producer in the highly competitive food industry.  We face competition in all of our markets from large, national companies and smaller, regional operators.  Some of our competitors, including other diversified food companies, are larger and have greater financial resources than we do.  From time to time, we experience price pressure in some of our markets as a result of competitors’ promotional pricing practices as well as general market conditions.  Our failure to match or exceed our competitors’ cost reductions through productivity gains and other improvements could weaken our competitive position.  Competition is based on product quality, food safety, distribution effectiveness, brand loyalty, price, effective promotional activities, the ability to identify and satisfy emerging consumer preferences and the ability to provide ancillary support services.  We may not be able to effectively compete with these larger, more diversified companies.  Also, a disruption of our supply chain could impair our ability to manufacture or supply goods.  In addition, products have life cycles, and as the lives of products diminish, we may not be able to replace our existing customers.

The loss or consolidation of any of our key customers could adversely affect our financial results by decreasing our existing sales opportunities and prices and increasing our marketing and promotional expenses.

The largest purchasers of our products, Panda Restaurant Group, Inc. and Jenny Craig, Inc., accounted for approximately 27% and 26%, respectively, of our total net revenues during the fiscal year ended September 30, 2007.  Despite an expected decline in sales to Panda Restaurant Group, Inc. during fiscal year 2007, we expect that our sales to these customers will continue to constitute a significant percentage of our net revenues.  The loss of either of these customers as a significant outlet for our products could adversely affect our competitive position and operating results if we do not obtain additional customers to offset any change in these accounts.

Future declines in air travel and bankruptcies or other financial difficulties of our airline customers may adversely affect our revenues, costs and collections.

In fiscal year 2007, sales to airline customers were approximately $19.7 million, or 10.2% of total net revenues, as compared to sales of $21.6 million in fiscal year 2006 and $30.5 million in fiscal year 2005, representing 12.8% and 18.8% of total net revenues in fiscal years 2006 and 2005, respectively.  Additionally, accounts receivable from airline-related customers accounted for approximately 9.0% and 14.5% of the total accounts receivable balance at September 30, 2007 and October 1, 2006, respectively.  Two of our airline customers, Delta Airlines and Northwest Airlines, filed for Chapter 11 bankruptcy in fiscal year 2005.  Approximately $134,000 of our receivables from Delta Airlines were written-off in fiscal year 2005.  Northwest Airlines’ bankruptcy filing had no financial impact on us since our receivables relating to that airline are due from a financially stable independent third-party distributor.  Given the financial and business challenges facing the airline industry, we carefully monitor our receivables from all of our customers in this sector.  The on-going effect of these events on the airline industry, airline revenues, and on our business in particular, or the impact of a future occurrence of a similar event, cannot be accurately determined and could further adversely affect our financial position, results of operations or cash flows by, among other things, decreasing our sales to and making it more difficult to collect receivables from airline customers.

We are a major purchaser of many commodities that we use for raw materials and packaging, and price changes for the commodities we depend on may adversely affect our profitability.

We enter into contracts for the purchase of raw materials at fixed prices, which are designed to protect us against raw material price increases during their terms.  However, when necessary, we attempt to recover our commodity cost increases by increasing prices, promoting a higher-margin product mix and creating additional operating efficiencies.  Nevertheless, the raw materials used in our business are largely commodities that experience price fluctuations caused by external conditions and changes in governmental agricultural programs.

We also use paper products, such as corrugated cardboard, aluminum products, films and plastics to package our products.  Substantial increases in prices of packaging materials or higher prices of our raw materials could adversely affect our operating performance and financial results.

Commodity price changes may result in unexpected increases in raw materials and packaging costs, and we may be unable to increase our prices to offset these increased costs without suffering reduced volume, revenue and income.  Any substantial fluctuation in the prices of raw materials, if not offset by increases in our sales prices, could adversely affect our profitability.

Concerns with the safety and quality of food products could cause customers to avoid our products.

We could be adversely affected if our customers and the ultimate consumers of our products lose confidence in the safety and quality of various food products.  Adverse publicity about these types of concerns, like the publicity about genetically modified organisms and avian influenza, whether or not valid, may discourage our customers from buying our products or cause production and delivery disruptions.  Negative changes in customer perceptions about the safety and quality of our products could adversely affect our business and financial condition.

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

Food manufacturing operations are subject to regulation by various federal, state and local government entities and agencies.  As a producer of food products for human consumption, our operations are subject to stringent production, packaging, quality, labeling and distribution standards, including regulations mandated by the federal Food, Drug and Cosmetic Act.  Future regulation by various federal, state or local governmental entities or agencies may adversely affect our business and financial results.

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

From time to time, we manufacture products under our customers’ trademarks.  While we generally require them to agree to indemnify us in connection with our use of their trademarks, it is possible that we could face infringement actions based upon the content provided by our customers.  If any of these claims are proved valid, through litigation or otherwise, we may be required to cease using the trademarks and/or pay financial damages and/or expenses for which we are not indemnified.

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

During the 52-week period ended December 11, 2007, the high and low sales prices of our common stock on the American Stock Exchange (“AMEX”) were $7.65 per share and $2.66 per share, respectively.  Prices for our shares are determined in the marketplace and may accordingly be influenced by many factors, including, but not limited to:

•	the depth and liquidity of the market for the shares;

•	quarter-to-quarter variations in our operating results;

•	announcements about our performance as well as the announcements of our competitors about the performance of their businesses;

•	investors’ evaluations of our future prospects and the food industry generally;

•	changes in earnings estimates by, or failure to meet the expectations of, securities analysts; and

•	general economic and market conditions.

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

Our business requires managerial, financial and operational expertise, and our future success depends upon the continued service of key personnel.  As a value-added manufacturer of quality frozen food products and custom prepared foods, we operate in a specialized industry.  Our key personnel have experience and skills specific to this industry, and there are a limited number of individuals with the relevant experience and skills.  Though we have an employment agreement with Mr. Rudis, the agreement permits the voluntary resignation on the part of Mr. Rudis prior to the end of the term of the agreement.  If we lose any of our key personnel, our business operations could be adversely affected.

A change in control could result in an event of default under our secured credit facility, which could adversely affect our financial condition, results of operations or cash flows.

Our secured credit facility provides that a change in control would occur if, among other occurrences, Mr. Rudis ceases to be our chief executive officer other than due to death or disability or if a suitable replacement chief executive officer has not accepted appointment within 90 days after Mr. Rudis’ death or disability, any person or group becomes the beneficial owner of 35% or more of our voting stock, or certain changes in the composition of our board occur during any period of two consecutive years.  The occurrence of a change in control could permit the secured parties to terminate or reduce their loan commitments, declare all or a portion of loans then outstanding to be due and payable, and/or exercise other available rights and remedies.  Depending on our financial condition at the time, we may not be able to raise sufficient funds to repay this indebtedness upon an event of default.  Accordingly, the occurrence of a change in control could adversely affect our financial condition, results of operations or cash flows.

If we violate our financial and other covenants under our secured credit facility, our financial condition, results of operations or cash flows may be adversely affected if secured parties foreclose on our assets or impose default rates of interest.

Our $49.6 million senior secured credit facility, maturing in May 2011, is secured by a first-priority lien on substantially all of our assets. The facility contains covenants whereby, among other things, we are required to maintain compliance with agreed levels of EBITDA, interest coverage, fixed charge coverage, leverage targets and annual capital expenditures and incremental indebtedness limits.  If we violate these covenants and are unable to obtain waivers or renegotiate the terms of the covenants, we could become subject to, among other things, interest rate increases and acceleration of maturity of the loans, which could adversely affect our financial condition, results of operations or cash flows.

A small number of stockholders beneficially own a significant percentage of our outstanding common stock and therefore could significantly influence or control matters requiring stockholder approval.

Assuming the exercise of the aggregate options issued to our executive officers and directors to purchase shares of our common stock, our executive officers and directors and stockholders who beneficially own greater than 5% of our common stock were beneficial owners, in the aggregate, of approximately 28% of our outstanding common stock as of December 11, 2007.  These stockholders, if acting together, could be able to significantly influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

Future sales of shares of our common stock by our stockholders could cause our stock price to decline.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time.  As of December 11, 2007, we had outstanding 15,620,271 shares of common stock.  An aggregate of 5,283,861 of these shares were then included for resale under a registration statement that was declared effective on April 13, 2006.  Also, as of December 11, 2007, there were outstanding options to purchase up to 749,000 shares of common stock.  All of the shares of common stock underlying these options are covered by an existing effective registration statement.  Sales of shares of our common stock in the public market covered by the effective registration statement, or perceptions that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

Our articles of incorporation, our bylaws and provisions of Nevada law could make it more difficult for a third party to acquire us, even if doing so could be in our stockholders’ best interest.

Provisions of our articles of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so might be in the best interest of our stockholders.  It could be difficult for a potential bidder to acquire us because our articles of incorporation and bylaws contain provisions that may discourage takeover attempts.  These provisions may limit stockholders’ ability to approve a transaction that stockholders may think is in their best interest.  These provisions include a requirement that certain procedures must be followed before matters can be proposed for consideration at meetings of our stockholders and also include the ability of our board of directors to fix the rights and preferences of an issue of shares of preferred stock without stockholder action.

Provisions of Nevada’s business combinations statute also restrict certain business combinations with interested stockholders.  We have elected not to be governed by these provisions in our amended and restated articles of incorporation.  However, this election may not be effective unless we meet certain conditions under the Nevada statute.

The provisions of our articles of incorporation, bylaws and Nevada law are intended to encourage potential acquirers to negotiate with us and allow the board of directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value.  However, those provisions may also discourage acquisition proposals or delay or prevent a change in control.

ITEM 1B.                      Unresolved Staff Comments

Not applicable.

ITEM 2.                      Properties

We lease two manufacturing facilities in Vernon, California.  In January 2002, we entered into a ten-year lease, with an option for a five-year renewal, for a facility, Plant No. 1, that has been expanded to 170,000 square feet.  Most of our principal executive office, manufacturing and warehousing, product development and sales and quality control facilities have been consolidated into this single location.  We also maintain a 55,000 square foot facility, Plant No. 2, primarily for cooking protein.  In addition, we lease two dry goods storage facilities on a month-to-month basis. These leased facilities are a 25,000 square foot facility in Vernon, California and a 7,620 square foot facility in Huntington Park, California.

We believe that our Plant No. 1, currently operating at approximately 75% capacity, is adequate to meet our requirements for the near future.  In fiscal year 2007, items that were processed at Plant No. 1 (some of which included components that were processed at Plant No. 2) accounted for sales of approximately $133.3 million.  Items that were processed in Plant No. 2 that did not require further processing in Plant No. 1 accounted for the balance of sales in fiscal year 2007 of approximately $58.5 million.  As our sales of cooked protein grow, it may become necessary to augment the cooking capacity that we now have at Plant No. 2.  We are in the process of evaluating our cooking capacity.  If we deem additional cooking capacity to be necessary, estimated capital expenditures for that capacity could range from $5 million to $10 million during fiscal years 2008 and 2009, depending on the amount of additional cooking capacity added, if any.  We anticipate that cash generated from operating activities and borrowing availability under our existing credit facilities will be sufficient to fund our anticipated capital expenditures.

ITEM 3.                      Legal Proceedings

From time to time, we are involved in various lawsuits, claims and proceedings related to the conduct of our business.  Management does not believe that the disposition of any pending claims is likely to materially and adversely affect our financial condition, results of operations or cash flows.

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

Seven nominees were presented for election and elected to our board of directors at the meeting.  The results of the vote for the election of directors were as follows:

Nominee	For	Withheld
James Rudis	10,861,032	1,790,826
John L. Steinbrun	10,647,632	2,004,226
Harold Estes	10,533,028	2,118,830
Geoffrey A. Gerard	12,148,316	503,542
Alexander Auerbach	10,860,552	1,791,306
Louis J. Giraudo	12,353,492	298,366
Alexander Rodetis, Jr.	12,146,172	505,686

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Record Holders

Our common stock has traded on AMEX under the symbol “OFI” since November 1, 2002.  At December 11, 2007, we had approximately160 stockholders of record.  These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.  On December 11, 2007, the closing sale price of our common stock on AMEX was $2.99.  The following table sets forth the range of high and low sales prices for our common stock on AMEX for the periods indicated:

Fiscal 2006	High	Low
First Quarter from October 3, 2005 to January 1, 2006	$4.24	$3.03
Second Quarter from January 2, 2006 to April 2, 2006	$3.73	$2.79
Third Quarter from April 3, 2006 to July 2, 2006	$3.60	$2.98
Fourth Quarter from July 3, 2006 to October 1, 2006	$3.90	$2.50

Fiscal 2007	High	Low
First Quarter from October 2, 2006 to December 31, 2006	$3.70	$2.66
Second Quarter from January 1, 2007 to April 1, 2007	$7.47	$2.80
Third Quarter from April 2, 2007 to July 1, 2007	$7.65	$5.45
Fourth Quarter from July 2, 2007 to September 30, 2007	$6.10	$3.42

Performance Graph

The following is a line graph comparing the yearly percentage change in the cumulative total return of the Company’s common stock to the cumulative total return of the Standard & Poor’s 500 Index and a peer group for the period commencing September 29, 2002 and ending September 30, 2007.  The peer group is comprised of Tyson Foods, Inc; Monterey Gourmet Foods, Inc.; Cuisine Solutions, Inc.; ConAgra Foods, Inc.; Armanino Foods of Distinction, Inc.; Smithfield Foods, Inc.; Bridgford Foods Corp.; and Overhill Farms, Inc.

The graph assumes that $100 was invested in the Company’s common stock, the Standard & Poor’s 500 Index and the peer group on September 29, 2002 and that all the dividends were reinvested on a quarterly basis.  Returns for the companies included in the peer group have been weighted on the basis of the market capitalization for each company.

(1) Based upon an initial investment of $100 on September 29, 2002 with dividends reinvested

	Year-ended
	2002	2003	2004	2005	2006	2007
Overhill Farms, Inc. (OFI)	$100.00	$30.00	$64.14	$177.32	$177.88	$194.77
Standard & Poor's 500 Index	$100.00	$120.48	$134.17	$148.52	$161.46	$184.53
Peer Group	$100.00	$99.49	$130.53	$146.93	$148.35	$167.49

Dividends

We have never paid cash dividends on our common stock.  We currently anticipate that no cash dividends will be paid on our common stock in the foreseeable future in order to conserve cash for use in our business.  Our current financing arrangements prohibit us from paying cash dividends.

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

The data may not necessarily be indicative of our future results of operations or financial position.  The historical data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operation” and the financial statements and the related notes included elsewhere in this Form 10-K.

	Fiscal Year Ended
Statements of Income Data (in thousands, except per share data):	September 30, 2007	October 1, 2006	October 2, 2005	September 26, 2004	September 28, 2003

	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)

Net revenues	$192,642	$168,310	$162,566	$133,957	$136,950
Operating income	11,900	14,288	11,903	6,245	1,842
Income (loss) before extraordinary items	4,562	5,102	3,696	(2,142)	(6,422)
Net income (loss)	4,562	5,102	3,696	(2,142)	(6,422)
Net income (loss) per share – Basic	$0.30	$0.34	$0.25	$(0.14)	$(0.53)
Net income (loss) per share – Diluted	$0.29	$0.32	$0.24	$(0.14)	$(0.53)

	As of Fiscal Year Ended
Balance Sheet Data (in thousands)	September 30, 2007	October 1, 2006	October 2, 2005	September 26, 2004	September 28, 2003

	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)

Total assets	$76,150	$58,128	$56,221	$59,550	$56,182
Long-term debt	41,383	37,219	45,058	47,775	44,950
Total liabilities	63,731	51,191	54,844	62,031	56,521
Retained earnings (deficit)	1,157	(3,405)	(8,507)	(12,203)	(10,061)
Stockholders’ equity (deficit)	12,419	6,937	1,378	(2,481)	(339)

      No cash dividends on our common stock were declared during any of the periods presented above.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. This report and our consolidated financial statements and notes to consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

•	the impact of competitive products and pricing;

•	market conditions that may affect the costs of raw materials as well as the market for our products;

•	changes in our business environment, including actions of competitors and changes in customer preferences, as well as disruptions to our customers’ businesses;

•	natural disasters that can impact, among other things, costs of fuel and raw materials;

•	the occurrence of acts of terrorism, such as the events of September 11, 2001, or acts of war;

•	changes in governmental laws and regulations, including income taxes; and

•	other factors discussed in this report.

We do not undertake to update, revise or correct any forward-looking statements.

      Any of the factors described above or in the “Risk Factors” section above could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Overview

We are a leading value-added manufacturer of high quality, prepared frozen food products for branded retail, private label, food service and airline customers.  Our product line includes entrées, plated meals, bulk-packed meal components, pastas, soups, sauces, poultry, meat and fish specialties, as well as organic and vegetarian offerings.  Our extensive research and development efforts, combined with proprietary recipes and flexible manufacturing capabilities, provide customers with a one-stop solution for new product ideas, formulations and product manufacturing, as well as precise replication of existing recipes.  Our capabilities allow customers to outsource product development, product manufacturing and packaging thereby avoiding significant fixed-cost and variable investments in resources and equipment.  Our customers include prominent nationally recognized names such as Panda Restaurant Group, Inc., Jenny Craig, Inc., American Airlines, Inc., Safeway Inc. and Pinnacle Foods Corporation.

Our goal is to be a leading developer and manufacturer of value-added food products and provider of custom prepared frozen foods.  We intend to create superior value for our stockholders by continuing to execute our growth and operating strategies, including:

•	diversifying and expanding our customer base by focusing on sectors we believe have attractive growth characteristics, such as foodservice and retail;

•	investing in and operating efficient production facilities;

•	providing value-added ancillary support services to customers;

•	offering a broad range of products to customers in multiple channels of distribution; and

•	continuing to pursue growth through strategic acquisitions and investments.

During fiscal year 2007, our net revenues increased dramatically year-on-year due to the addition of two new retail customer lines and larger than expected foodservice sales.  During the same time period, however, the prices for virtually all food-related commodities, especially poultry, dairy and cheese, eggs, wheat, corn products and oils rose dramatically, some to historic levels.  Wherever reasonably possible, we have locked in annual raw materials purchase prices by contracting volume to cover anticipated sales. Larger than expected sales to several customers during fiscal year 2007, along with higher than anticipated spot commodities pricing, required us to purchase raw materials at higher prices, negatively affecting overall material costs and gross margins.

We are now in the process of negotiating several annual vendor and customer contracts, and we believe margins will improve through reduced purchase prices of raw materials, increased sales prices to customers and a change in mix of customers between retail, foodservice and airlines.  This is in line with our strategy to continue to reduce our reliance on a small number of key accounts and to improve margins.

Following the completion of Plant No. 1, we strategically filled available capacity with business that carried gross margins lower than our historical average. With our recent growth, we expect to move away from some accounts that do not meet our profit objectives towards higher margin business now available to us.

Fiscal years 2007 and 2006 were 52-week periods, and fiscal year 2005 was a 53-week period.  Net revenues of $192.6 million increased 14.5% for the fiscal year ended September 30, 2007 as compared to the fiscal year ended October 1, 2006.  During fiscal year 2007, increased sales in the retail category offset the decline in airline sales and an expected decline in foodservice sales resulting from a customer’s decision to diversify its source of suppliers (as described further herein).  We expect fiscal 2008 sales growth to be driven primarily by our retail category.  We experienced a 3.5% increase in net revenues for the fiscal year ended October 1, 2006, to $168.3 million as compared to the fiscal year ended October 2, 2005.  The increase in net revenues during fiscal year 2006 was due to growth in our retail and foodservice categories.

Gross profit of $19.9 million declined as a percentage of net revenues during fiscal year 2007 to 10.4% versus 12.8% in fiscal year 2006 and 12.2% in fiscal year 2005.  The decline in the profit margin was due to increases in raw materials and commodity costs as well as start-up costs related to launching two new product lines.  Operating income as a percentage of net revenues for the fiscal year ended September 30, 2007, decreased to 6.2% from 8.5% in fiscal year 2006 and 7.3% in fiscal year 2005, due primarily to lower gross profit.  SG&A expenses as a percentage of net revenues improved to 4.2% in fiscal year 2007 from 4.3% in fiscal year 2006 and 4.8% in fiscal year 2005 as a result of the 14.5% increase in sales during fiscal year 2007.  Net income of $4.6 million decreased as a percentage of net revenue to 2.4% in fiscal year 2007 versus 3.0% in fiscal year 2006 due to lower gross profit, partially offset by reduced interest expense as a result of refinanced debt and lower taxes.

As described under “Liquidity and Capital Resources” below, during fiscal year 2006 we refinanced our existing debt of $44.5 million. The new credit facility with Guggenheim Corporate Funding, LLC (“GCF”) was a $47.5 million senior secured credit facility with a five-year maturity and is secured by a first priority lien on substantially all of our assets.  On March 9, 2007, we executed a second amendment to the senior credit agreement allowing for $7.0 million of additional financing for capital expenditures.  The facility is now a $49.6 million senior secured credit facility and is structured as a $7.5 million non-amortizing revolving loan, a $26.5 million amortizing Tranche A Term Loan and a $15.6 million non-amortizing Tranche B Term Loan.

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change and the results for each period as a percentage of net revenues.  The columns present the following:

•	First four data columns in each table show the absolute results for each period presented and results for each period as a percentage of net revenues.

•
Last two columns entitled “Dollar Variance” and “% Variance” shows the change in results, both in dollars and percentages for fiscal year 2007 versus fiscal year 2006. These two columns show favorable changes as positives and unfavorable changes as negatives. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended October 1, 2006

	Fiscal Year Ended				Change 2007 vs 2006
	September 30, 2007		October 1, 2006		Dollar Variance	% Variance
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Favorable (Unfavorable)	Favorable (Unfavorable)
(Dollars in thousands)
Net revenues	$192,642	100.0%	$168,310	100.0%	$24,332	14.5%
Cost of sales	172,694	89.6	146,825	87.2	(25,869)	(17.6)
Gross profit	19,948	10.4	21,485	12.8	(1,537)	(7.2)
Selling, general and administrative expenses	8,047	4.2	7,196	4.3	(851)	(11.8)
Operating income	11,900	6.2	14,288	8.5	(2,388)	(16.7)
Other expenses	4,389	2.3	5,731	3.4	1,342	23.4
Income before income taxes	7,511	3.9	8,558	5.1	(1,047)	(12.2)
Income tax provision	2,949	1.5	3,456	2.1	507	14.7
Net income	$4,562	2.4%	$5,102	3.0%	$(540)	(10.6)%

Net Revenues.  Net revenues for the fiscal year ended September 30, 2007 increased $24.3 million (or 14.5%) to $192.6 million from $168.3 million for the fiscal year ended October 1, 2006, driven predominately by increases in sales to retail customers, as noted below.

Retail net revenues increased $33.4 million (or 41.2%) to $114.4 million for the fiscal year ended September 30, 2007 from $81.0 million for the fiscal year ended October 1, 2006.  The increase in retail net revenues was due in part to the launch of 24 new private-label items in February 2007 for Safeway Inc.   In addition, the Company entered into a new agreement with a major national brand which was announced in January, 2007.  Under the terms of the contract, we anticipated sales of approximately $42.0 million in calendar 2007.  Revenues to this customer did not meet the contract volume requirements and we expect calendar 2007 sales to be approximately $25.0 million, $17.0 million less than expected.  We are continuing negotiations with this customer and expect calendar year 2008 sales to be at or near the original contracted level.

Foodservice net revenues decreased $7.3 million (or 11.1%) to $58.5 million for the fiscal year ended September 30, 2007 from $65.8 million for the fiscal year ended October 1, 2006.  In January, 2007 Panda Restaurant Group, Inc. (“Panda”) communicated their intentions to transfer $20.0 million in annual foodservice production volume from us to another vendor.   The decline in sales was less than expected, as Panda’s strategy to diversify its sources of supply did not proceed as they had anticipated.  As this transfer was delayed, the decrease in sales to this customer during fiscal year 2007 was less than $7.0 million rather than $20.0 million as previously announced.  While sales growth was positively affected, our overall gross profit margins on this incremental Panda business were reduced.  (See Gross Profit below.) We expect Panda will continue with its plan to diversify its suppliers.  We are currently in negotiations with Panda for their calendar year 2008 requirements.  We have proposed a price increase to reflect material cost increases (primarily chicken) over the last year.  Our competitors are major chicken producers.   At this time there is no certainty as to the outcome of the negotiations and what effect they will have on our calendar 2008 business with Panda.  We believe retail sales increases will offset any potential foodservice sales losses.

Airline net revenues decreased $1.9 million (or 8.8%) to $19.7 million for the fiscal year ended September 30, 2007 from $21.6 million for the fiscal year ended October 1, 2006.  The decline in airline revenues was primarily attributable to the loss of sales to Delta Airlines subsequent to its bankruptcy filing.  We believe airline meals will continue to be a profitable part of our overall business despite the financial and business challenges facing the airline industry.

Gross Profit.  Gross profit for the fiscal year ended September 30, 2007 decreased $1.5 million to $19.9 million, or 10.4% of net revenues, from $21.5 million, or 12.8% of net revenues, for the fiscal year ended October 1, 2006.  The decrease in margins was attributable to:  higher raw materials and commodity costs; start-up costs relating to simultaneously launching two new product lines; inefficiencies related to production during our facility expansion; and lower profit margins on Panda’s products.  As noted above, Panda did not transition all of the $20.0 million of business to alternate suppliers as planned.  Panda asked us to increase our production volume after chicken contracts were in place for the fiscal year.  As we were required to purchase non-contracted chicken at higher spot market costs, our margins were negatively affected.

We are now in the process of negotiating several annual vendor and customer contracts, and we believe margins will improve through a combination of reduced purchase prices of raw material and/or increased sales prices to customers.

Selling, General and Administrative Expenses.  SG&A expenses increased $851,000 (or 11.8%) to $8.0 million, or 4.2% of net revenues, for the fiscal year ended September 30, 2007 from $7.2 million, or 4.3% of net revenues for the fiscal year ended October 1, 2006.  SG&A expenses were driven by higher professional fees of $874,000 due to Sarbanes-Oxley requirements, $314,000 of increased brokerage due to higher retail sales, offset partially by reductions in sales promotional activities and in legal services.  We expect professional fees related to Sarbanes-Oxley implementation to be lower by approximately $600,000 in fiscal 2008.

Operating Income.  Operating income decreased $2.4 million (16.7%) to $11.9 million for the fiscal year ended September 30, 2007 from $14.3 million for the fiscal year ended October 1, 2006.  The decrease in operating income was the result of increases in cost of sales and SG&A expenses as noted above.

Other Expenses.  Other expenses decreased $1.3 million (23.4%) for the fiscal year ended September 30, 2007 to $4.4 million from $5.7 million for the fiscal year ended October 1, 2006. Other expenses for fiscal year 2006 included a pretax debt extinguishment charge of approximately $176,000 in connection with the termination of our previous financing arrangements.  Interest expense declined $1.1 million from $5.1 million to $4.0 million due to lower interest rates as a result of the refinancing in fiscal year 2006 and from the capitalization of interest of $186,000 on borrowings used in the construction of new plant capacity and line efficiency projects that occurred in fiscal year 2007.

Income Tax Provision.  Income tax expense was $2.9 million for the fiscal year ended September 30, 2007 as compared to $3.5 million for the fiscal year ended October 1, 2006.  The difference was a result of income before taxes decreasing $1.0 million from $8.6 million for the fiscal year ended October 1, 2006 to $7.5 million during the year ended September 30, 2007.  The effective tax rates were 39.3% and 40.4% for fiscal years 2007 and 2006, respectively.  The effective tax rate for the fiscal year ended September 30, 2007 did not materially differ from the statutory rate.

Net Income. Net income for the fiscal year ended September 30, 2007 was $4.6 million, or $0.30 per basic share and $0.29 per diluted share as compared to net income of $5.1 million, or $0.34 per basic share and $0.32 per diluted share for the fiscal year ended October 1, 2006.

We currently expect to continue profitable operations primarily through (a) growing revenues from profitable product lines, increasing our customer base and replacing lower margin accounts; (b) improving gross margins by increasing prices to customers where appropriate, streamlining additional costs and continuing to leverage our manufacturing and storage facilities to improve manufacturing efficiency; and (c) reducing future interest costs on outstanding debt through permitted pre-payments on our debt.  However, no assurance can be given that we will be successful in any of these initiatives.  As discussed in “Risk Factors” contained in Item 1A of this report, we may be unable to improve our operating results if we suffer a decline in our manufacturing efficiency, the loss of major customers, declines in air travel, adverse changes in our operating costs or raw materials costs or other adverse changes to our business.

Fiscal Year Ended October 1, 2006 Compared to Fiscal Year Ended October 2, 2005

	Fiscal Year Ended				Change 2006 vs 2005
	October 1, 2006		October 2, 2005		Dollar Variance	% Variance
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Favorable (Unfavorable)	Favorable (Unfavorable)
(Dollars in thousands)
Net revenues	$168,310	100.0%	$162,566	100.0%	$5,744	3.5%
Cost of sales	146,825	87.2	142,813	87.8	(4,012)	(2.8)
Gross profit	21,485	12.8	19,752	12.2	1,732	8.8
Selling, general and administrative expenses	7,196	4.3	7,850	4.8	654	8.3
Operating income	14,288	8.5	11,903	7.3	2,386	20.0
Other expenses	5,731	3.4	6,371	3.9	640	10.0
Income before income taxes	8,558	5.1	5,532	3.4	3,026	54.7
Income tax provision	3,456	2.1	1,835	1.1	(1,621)	(88.3)
Net income	$5,102	3.0%	$3,696	2.3%	$1,405	38.0%

Net Revenues.  Net revenues for the fiscal year ended October 1, 2006 increased $5.7 million (3.5%) to $168.3 million from $162.6 million for the fiscal year ended October 2, 2005.

Retail net revenues increased $9.7 million  (13.6%) to $81.0 million for the fiscal year ended October 1, 2006 from $71.3 million for the fiscal year ended October 2, 2005.  The increase in retail sales was largely due to a 53.0% increase in sales to Jenny Craig, Inc. and to sales generated by two new customers added in the fiscal year ended October 1, 2006.  These sales increases more than offset lost revenues from discontinued product lines and lower sales to some retail customers.

Foodservice net revenues increased $5.0 million (8.2%) to $65.8 million for the fiscal year ended October 1, 2006 from $60.8 million for the fiscal year ended October 2, 2005 due to increased sales to an existing customer, which were partially offset by decreased revenue from the loss of a product for an existing foodservice customer.

Airline net revenues decreased $8.9 million (29.3%) to $21.6 million for the fiscal year ended October 1, 2006 from $30.5 million for the fiscal year ended October 2, 2005.  The decline in airline sales was primarily attributable to the decision by American Airlines in February 2005 to remove meals from the coach cabins of all of its domestic flights and partly attributable to significantly reduced sales to Delta Airlines subsequent to their bankruptcy filing.  Year-over-year comparisons will reflect the loss of sales to Delta Airlines through the first quarter of fiscal year 2007.

Gross Profit.  Gross profit for the fiscal year ended October 1, 2006 increased $1.7 million (8.8%) to $21.5 million from $19.8 million for the fiscal year ended October 2, 2005.  The majority of this increase is attributable to net revenues increasing $5.7 million.  The balance of the increase was the result of improvement in gross profit as a percentage of net revenues to 12.8% for the fiscal year ended October 1, 2006 from 12.2% for the fiscal year ended October 2, 2005.  Margin improvement was attributable to better operating leverage resulting from higher sales volume and better pricing of raw materials.

We modified our estimate for recording inventory reserves during the first quarter of fiscal year 2005 to apply estimated reserve percentages to aging categories.  The impact of the change in this estimate resulted in a one-time increase to cost of sales and decrease in gross profit of approximately $650,000, or a 0.4% decline in gross profit as a percentage of net revenues during fiscal year 2005.

Selling, General and Administrative Expenses.  SG&A expenses decreased $654,000 (8.3%) to $7.2 million, or 4.3% of net revenues, for the fiscal year ended October 1, 2006 from $7.9 million, or 4.8% of net revenues, for the fiscal year ended October 2, 2005.  The decrease in SG&A expenses resulted from a $417,000 reduction in professional, legal and consulting fees, a $152,000 decline in brokerage and royalty expenses due to reduced club store sales and a reduction of $59,000 in corporate expenses.  In addition, bad debt expense was reduced in the current year as no additional allowances were added to the reserve for doubtful accounts as compared to the addition of $170,000 in the prior year.  These reductions were partially offset by increases of $116,000 in sales promotional activities and increases of $80,000 and $45,000 in payroll and insurance costs, respectively.  The fact that fiscal year 2006 was one week shorter than fiscal year 2005 also contributed to the decline in SG&A expenses.  As a result of the refinancing described under “Liquidity and Capital Resources” below, we began to experience savings of $180,000 in annual consulting fees that we had been paying to an affiliate of our previous lender.

Operating Income.  Operating income increased $2.4 million (20.0%) to $14.3 million for the fiscal year ended October 1, 2006 from $11.9 million for the fiscal year ended October 2, 2005.  The increase in operating income was the result of improvements in sales, gross margins and SG&A expenses as noted above.

Other Expenses.  Other expenses decreased $640,000 (10.0%) for the fiscal year ended October 1, 2006 to $5.7 million from $6.4 million for fiscal year ended October 2, 2005. Other expenses for fiscal year 2005 included $245,000 of loss on disposal of fixed assets.  Interest expense declined by 13.0% from $5.9 million to $5.1 million due to the reduction of $4.1 million in the face amount of debt in the past twelve months through voluntary principal payments and lower interest rates as a result of the refinancing.  A total reduction in annual interest expense of approximately $1.0 million is anticipated during the first twelve months of our new credit agreement.  These anticipated savings may not be fully realized if there are future increases in market interest rates or if we fail to meet our financial and other covenants under our secured credit facility.  The fiscal year ended October 1, 2006 included a pretax debt extinguishment charge of approximately $176,000 in connection with the termination of our previous financing arrangements.

Income Tax Provision.  Income tax expense was $3.5 million for the fiscal year ended October 1, 2006 as compared to $1.8 million for the fiscal year ended October 2, 2005.  The difference was a result of income before taxes increasing $3.0 million from $5.5 million for the fiscal year ended October 2, 2005 to $8.6 million during the year ended October 1, 2006.  The effective tax rates were 40.4% and 33.2% for fiscal years 2006 and 2005, respectively.  The effective tax rate for the fiscal year ended October 1, 2006 did not materially differ from the statutory rate.  The difference between the effective tax rate and the statutory tax rate for the fiscal year ended October 2, 2005 was the result of the reversal of the valuation reserve of $425,000 that was established in fiscal year 2004.

During the fiscal year ended October 2, 2005, as a result of improved operating results, we concluded that it was more likely than not that our deferred tax assets would be realized.  Accordingly, we reversed $337,000 of the previously recorded valuation allowance against a portion of our deferred tax assets.

Net Income. Net income for the fiscal year ended October 1, 2006 was $5.1 million, or $0.34 per basic share and $0.32 per diluted share, as compared to net income of $3.7 million, or $0.25 per basic share and $0.24 per diluted share, for the fiscal year ended October 2, 2005.

Liquidity and Capital Resources

Cash decreased $785,000 to $1.3 million at September 30, 2007 from $2.1 million at October 1, 2006.  Our principal sources of liquidity are cash generated from our operating activities and availability under our credit facility described below.  During the fiscal year ended September 30, 2007, our operating activities provided cash of $3.6 million as compared to cash provided of $7.2 million during the fiscal year ended October 1, 2006.  This was primarily due to a decrease in net income of $540,000, a decrease in deferred income taxes of $2.1 million as a result of the use of our prior years’ net operating losses and an increase in cash used for working capital needs of $1.5 million as a result of increased sales.  These were offset by an increase in depreciation and amortization of $669,000 due to the increase in capital expenditures.

During the fiscal year ended September 30, 2007, our investing activities, comprised of additions to capital expenditures, proceeds from the sale of property, plant and equipment and marketable securities, resulted in a net use of cash of approximately $8.0 million, as compared to a net use of cash of approximately $2.2 million during the fiscal year ended October 1, 2006.  The use of cash for additions to property and equipment of $8.1 million includes routine capital expenditures and expenditures to expand the manufacturing capacity of our entrée plant to accommodate additional opportunities for new business. The expansion, anticipated to cost approximately $7.0 million, includes installation of new machinery and systems to meet anticipated growth and improve operating efficiency.  We anticipate the expansion will be completed during the first quarter of fiscal year 2008. We are using borrowing availability under our credit facility described below to fund the capital expenditures.

During the fiscal year ended September 30, 2007, our financing activities provided cash of $3.7 million as compared to a use of cash of $5.6 million during the fiscal year ended October 1, 2006.  Cash provided by borrowings under our credit facility and equipment loans were $13.0 million and $693,000, respectively. We also received $931,000 from the exercise of stock options, including the related tax benefit. These sources of cash were offset by cash used to make principal payments of $10.4 million on our financing arrangements, $281,000 on our capital lease obligation and $156,000 on equipment loans.

We executed a senior secured credit agreement with GCF on April 17, 2006. Under the credit agreement, GCF acts as collateral agent, administrative agent, arranger and syndication agent in connection with loans made by various lenders, including affiliates of GCF.  The facility was originally structured as a $7.5 million non-amortizing revolving loan, a $25.0 million amortizing Tranche A Term Loan and a $15.0 million non-amortizing Tranche B Term Loan.

On March 9, 2007, we executed a second amendment to the senior secured credit agreement allowing for $7.0 million of additional capital expenditures to facilitate new business by increasing plant capacity and improving line efficiency, to be funded by increases of $3.5 million in each of the Tranche A and Tranche B Term Loans.

As of September 30, 2007, the facility with GCF, reflecting principal payments and the March 9, 2007 amendment, was a $49.6 million senior secured credit facility maturing in May 2011, secured by a first priority lien on substantially all of our assets. As of September 30, 2007, the facility was structured as a $7.5 million non-amortizing revolving loan, a $26.5 million amortizing Tranche A Term Loan and a $15.6 million non-amortizing Tranche B Term Loan. The facility bears interest, adjustable quarterly, at the London Inter Bank Offered Rate (“LIBOR”) plus the Applicable Margin (listed below) for LIBOR loans or, at our option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus an applicable margin, as follows:

		Applicable Margin for Alternate Base Rate Loans	Applicable Margin for LIBOR Loans
	Total Debt to EBITDA Ratio for Last Twelve Months	Revolving Loan	Revolving Loan	Tranche A Term Loan	Tranche B Term Loan
Greater than	3.00:1.00	2.50%	3.50%	3.75%	6.25%
Greater than or equal to but less than or equal to	2.00:1.00 3.00:1.00	2.25%	3.25%	3.50%	6.00%
Less than	2.00:1.00	2.00%	3.00%	3.25%	5.75%

As of September 30, 2007, our principal balances on the loans totaled $43.6 million, consisting of $25.5 million in Tranche A Term Loans, $15.6 million in Tranche B Term Loans and $2.5 million in LIBOR revolving loans.  At September 30, 2007, interest rates on the Tranche A Term Loans, Tranche B Term Loans and LIBOR revolving loans were 9.1%, 11.6% and 8.8%, respectively.  For the fiscal year ended September 30, 2007, we had incurred $4.0 million in interest expense net of $186,000 in capitalized interest.  For the fiscal year ended October 1, 2006, we incurred $5.1 million in interest expense.  At September 30, 2007, the facility had been reduced by mandatory principal payments on the Tranche A Term Loan of $3.0 million and voluntary principal payments on the Tranche B Term Loan of $2.9 million.  As of September 30, 2007, the Company had $5.0 million available to use on the revolving loan.

Initial proceeds from the GCF facility, received May 16, 2006, were used to repay approximately $44.5 million in existing debt and related fees and expenses in connection with the termination of our former financing arrangements and to pay approximately $1.6 million in fees and expenses relating to the new financing.  Of these fees, $1.3 million is recorded as debt discount, net of accumulated amortization, on the accompanying balance sheet as of September 30, 2007.  We recorded a pretax charge of approximately $176,000 in connection with the termination of the former financing arrangements in the third quarter of fiscal year 2006.  We paid GCF an additional $132,000 in fees and expenses on March 9, 2007 related to the second amendment, which was recorded as a debt discount.

    The GCF facility contains covenants whereby, among other things, we are required to maintain compliance with agreed levels of earnings before interest, taxes, depreciation and amortization, interest coverage, fixed charge coverage, leverage targets, annual capital expenditures and incremental indebtedness limits.  Mandatory prepayments under the facility are required based on excess cash flow, as defined in the agreement, and upon receipt of proceeds from a disposition or payment from a casualty or condemnation of the collateralized assets, and voluntary prepayments under the facility are generally permitted as provided in the agreement.  The facility also contains customary restrictions on incurring indebtedness and liens, making investments, paying dividends and making loans or advances.

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

Contractual Obligations and Other Commitments

We are obligated to make future payments under various contracts such as debt agreements, lease obligations and other purchase obligations.

Following is a summary of our contractual obligations at September 30, 2007:

	Payments Due By Period

Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	More than 5 Years

Debt maturities	$44,500,338	$2,210,695	$5,471,730	$36,817,913	$-

Interest expense (1)	16,422,183	4,792,749	8,907,894	2,721,540	-

Capital lease obligation	561,430	282,008	279,422	-	-

Operating lease obligations (2)	11,540,234	1,957,847	3,498,513	2,115,626	3,968,248

Other contractual obligations	91,292	91,292	-	-	-

Open purchase orders	12,446,595	12,446,595	-	-	-

Total contractual obligations	$85,562,072	$21,781,186	$18,157,559	$41,655,079	$3,968,248
____________
(1)	Assumes only mandatory principal pay-downs and the use of the LIBOR rate as of September 30, 2007 on the GCF debt and fixed-rate interest payments on equipment loans and capital lease obligation.
(2)	Includes real estate leases.

The above table outlines our obligations as of September 30, 2007 and does not reflect the changes in our obligations that occurred after that date.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact adoption may have on our financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 will be required to be adopted in the first quarter of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that adoption of FIN 48 may have on our financial condition, results of operations or cash flows.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  See Note 2 to the financial statements contained elsewhere in this report for a summary of our significant accounting policies.  Management believes the following critical accounting policies are related to our more significant estimates and assumptions used in the preparation of our financial statements.

Concentrations of Credit Risk.  Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  We perform on-going credit evaluations of each customer’s financial condition and generally require no collateral from our customers.  A bankruptcy or other significant financial deterioration of any customer could impact its future ability to satisfy its receivables with us.  Our allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions.  Until fiscal 2003, bad debt expense and accounts receivable write-offs, net of recoveries, were immaterial as we generally transact the substantial portion of our business with large, established food or service related businesses.  For the fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005, our write-offs, net of recoveries, to the allowance for doubtful accounts were approximately $9,000, $181,000 and $99,000, respectively.

A significant portion of our total net revenues during the last two fiscal years was derived from two customers.  Panda Restaurant Group, Inc. and Jenny Craig, Inc. accounted for approximately 27% and 26%, respectively, of our revenues for the fiscal year ended September 30, 2007 and approximately 35% and 28% respectively, of our revenues for the fiscal year ended October 1, 2006.  Receivables related to Jenny Craig, Inc., Panda Restaurant Group, Inc. (through its distributors), H.J. Heinz Company and Safeway Inc., accounted for approximately 27%, 26%, 17% and 10%, respectively, of the Company’s total accounts receivable balance at September 30, 2007 and approximately 38%, 34%, 0% and 1%, respectively, of the Company’s total accounts receivable balance at October 1, 2006.

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

Property and Equipment. The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from three to ten years.  Leasehold improvements to our Plant No. 1 in Vernon, California are amortized over the lesser of the initial lease term plus one lease extension period, initially totaling 15 years, or the estimated useful life of the assets.  Other leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets.  Depreciation is generally computed using the straight-line method.

Expenditures for maintenance and repairs are charged to expense as incurred.  The cost of materials purchased and labor expended in betterments and major renewals are capitalized.  Costs and related accumulated depreciation of properties sold or otherwise retired are eliminated from the accounts, and gains or losses on disposals are included in other income (expense).

Excess of Cost Over Fair Value of Net Assets Acquired.  We evaluate the excess of cost over fair value of net assets acquired (goodwill) at least annually for impairment in accordance with SFAS No. 142.  We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data.  At September 30, 2007, we had goodwill of $12.2 million.  A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

Income Taxes.  We evaluate the need for a valuation allowance on our deferred tax assets based on whether we believe that it is more likely than not that all deferred tax assets will be realized.  We consider future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for valuation allowances.  In the event we were to determine that we would not be able to realize all or part of our deferred tax assets, we would record an adjustment to the deferred tax asset and a charge to income at that time.

ITEM 7A.                      Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk – Obligations.  We are subject to interest rate risk on variable interest rate obligations.  A hypothetical 10% increase in average market interest rates would increase by approximately $442,000 the annual interest expense on our debt outstanding as of September 30, 2007.  We are also subject to interest rate risk on our fixed interest rate obligations.  Based upon outstanding amounts of fixed rate obligations as of September 30, 2007, a hypothetical 10% decrease in average market interest rates would increase the fair value of outstanding fixed rate debt by approximately $7,000.

ITEM 8.                      Financial Statements and Supplementary Data

See the index to financial statements included in Part IV, Item 15.  The supplementary financial information required by Item 302 of Regulation S-K is contained in Note 14 of the notes to financial statements included in this report.

ITEM 9.                      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2007, that the design and operation of our “disclosure controls and procedures” (as defined in 13a-15(e) and 15d-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of the end of the most recent fiscal year.

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2007, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Overhill Farms, Inc.

We have audited Overhill Farms, Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Overhill Farms, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Overhill Farms, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Overhill Farms, Inc. as of September 30, 2007 and October 1, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007 of Overhill Farms, Inc. and our report dated December 10, 2007, expressed an unqualified opinion thereon.

                /s/ ERNST & YOUNG LLP

Los Angeles, California
December 10, 2007

ITEM 9A(T).                Controls and Procedures

Not applicable.

ITEM 9B.                      Other Information

As described under the subheading “Employment Contracts and Termination of Employment and Change-in-Control Arrangements – Executive Bonus Program” contained in Item 11 of Part III of this report, as of September 30, 2007, upon recommendation of the compensation committee, our board of directors approved bonus programs for fiscal year 2007 for our named executive officers.  The bonuses will be paid in fiscal year 2008.

PART III

ITEM 10.                      Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our directors and executive officers as of December 11, 2007.

Name	Age	Positions Held	Director Since
James Rudis	58	Chairman of the Board, President, Chief Executive Officer and Director	1995
Tracy E. Quinn	53	Interim Chief Financial Officer	-
Richard A. Horvath	61	Senior Vice President and Secretary	-
Harold Estes	67	Director	2002
Geoffrey A. Gerard(1)(2)(3)	62	Director	2002
Alexander Auerbach(2)(3)	63	Director	2004
Louis J. Giraudo(1)(2)	61	Director	2004
Alexander Rodetis, Jr.(1)	65	Director	2004
____________

(1)	Member of audit committee.
(2)	Member of compensation committee.
(3)	Member of nominating and governance committee.

The following information regarding the principal occupations and other employment of our directors and executive officers during the past five years and their directorships in certain companies is as reported to us by each of them.

James Rudis was elected to our board of directors in April 1995 and has served as President since June 1997. He also served as a director of TreeCon Resources from December 1992 to December 2003, and until December 2003 had served as President of TreeCon Resources (formerly Polyphase Corp.) since July 1997 and Chairman and Chief Executive Officer of TreeCon Resources since February 1998.  He served as Executive Vice President of TreeCon Resources from March 1994 until July 1997.  Prior to his employment with us and with TreeCon Resources, Mr. Rudis was President of Quorum Corporation, a private consulting firm involved in acquisitions and market development.  From 1970 until 1984, he held various executive positions in CIT Financial Corporation, including Vice President and Regional Manager of that company’s Commercial Finance Division.

Tracy E. Quinn has served as our Interim Chief Financial Officer since September 2007.  Ms. Quinn filled various senior-level finance and operating positions for the H.J. Heinz Company, prior to taking early retirement in 2005 after 21 years with the company. At Heinz she served as Corporate Controller and Chief Accounting Officer; Vice President-Finance with one of its U.S. Frozen Foods divisions; Vice President-Strategy Development at the corporate level; Managing Director of its U.S. infant foods business unit; and Chief Financial Officer or Chief Executive Officer of various Heinz international operations.

Richard A. Horvath has served as our Senior Vice President and Secretary since November 1997.  Mr. Horvath also served as our Chief Financial Officer from November 1997 through March 2003 and as a member of our board of directors from November 1999 to September 2004.  Mr. Horvath has been in the food industry for 30 years.  Prior to his employment at Overhill Farms, Mr. Horvath served as the Chief Financial Officer of Martino’s. During the period of 1973 to 1996, he held various positions with the Carnation Company, Star Kist Foods and Mission Foods.

Harold Estes was appointed to our board of directors in October 2002.  Mr. Estes is the President of Texas Timberjack, Inc. (“TTI”), a wholly-owned subsidiary of TreeCon Resources.  He was elected as a director of TreeCon Resources in February 1996 and resigned from the TreeCon Resources board of directors in April 1997. TTI is a distributor of industrial and commercial timber and logging equipment and is also engaged in certain related timber and sawmill operations.  Mr. Estes has been President of TTI since 1984, when he acquired TTI from Eaton Corporation.  Mr. Estes previously served as a director of Newton Bancshares, Inc., the parent of First National Bank of Newton (Texas), for approximately ten years until the sale of the bank in October 2001.

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

Louis J. Giraudo was appointed to our board of directors in September 2004.  Mr. Giraudo is a Co-Founder and Principal of GESD Capital Partners, a private equity firm.  Prior to co-founding GESD Capital Partners in January 1999, Mr. Giraudo was Chief Executive Officer of Preferred Capital Markets from January 1999 to December 2002, where he co-directed the development of Preferred Trade, Inc., an online brokerage business.  Mr. Giraudo served as Chairman and Chief Executive Officer of the Pacific Coast Baking Company from 1986 to 1993 and as Chairman of Mother’s Cake & Cookie Company from 1990 to 1993.  Mr. Giraudo has practiced corporate, business and labor law since 1974 and has been a partner at the law firm of Coblentz, Patch, Duffy & Bass, LLP since 1983.  In addition, Mr. Giraudo has held several appointed public service positions throughout his career, including Chairman of the Board of Trustees of the University of San Francisco, President of the San Francisco Police Commission, President of the San Francisco Public Utilities Commission and President of the San Francisco Board of Permit Appeals.  Mr. Giraudo currently serves on the boards of directors of Andre-Boudin Bakeries, Inc., Golden County Foods, Inc., SoCal Bakeries, Inc., Pabst Brewing Company and Suburban House Furniture Company.  Mr. Giraudo holds a B.A. in Political Science, a J.D. from the University of San Francisco and a Doctorate of Humane Letters in Education (Honoris Causa) from the University of San Francisco.  Mr. Giraudo was awarded the title of Papal Knight of the Order of St. Gregory the Great by Pope John Paul II in September 2000.

Alexander Rodetis, Jr. was appointed to our board of directors in September 2004.  Mr. Rodetis is currently President and co-founder of Fairway Financial Services LLC, organized to provide financial and due diligence guidance to bank and non-bank lending institutions as well as companies seeking solutions to their corporate finance requirements.    In addition, Mr. Rodetis is President of Pegasus Financial Services, LLC currently engaged on a project basis, to perform loan reviews and credit assessments for the loan portfolio of a community bank located on the east coast.  Mr. Rodetis has been in the financial services community for over thirty years.  Mr. Rodetis had been the Marketing and Strategic Planning Coordinator of The Daley-Hodkin Group, a business valuation, asset disposition and consulting organization and previously held the position of Inventory Appraisal Business Head for the Group.  He served as Senior Vice President of General Motors Acceptance Corporation’s Commercial Finance Division from 2002 to 2003, where he co-founded the Special Assets Group.  From 1998 to 2002, Mr. Rodetis served as Executive Vice President of The Merchants Bank of New York where he co-founded the asset-based lending corporation for that bank.  Prior to that, he served as Vice President of Fremont Financial Corp. and of National Westminster Bancorp and held various credit and marketing positions at other banking institutions, including The Chase Manhattan Bank and Citibank North America, Inc.  Mr. Rodetis earned a B.S. in Accounting, a B.A. in Business Administration and an M.B.A. in finance from Fairleigh Dickinson University.  He has also completed financial analysis and corporate finance courses at The Harvard School of Business.

Term of Office and Family Relationships

Our directors are elected at each annual stockholders’ meeting or at such other times as reasonably determined by our board of directors.  Each of our directors is to hold office until his successor is elected and qualified or until his earlier death, resignation or removal.  Each of our executive officers serves at the discretion of our board of directors.  There are no family relationships among our executive officers or directors.

Corporate Governance

Our board of directors believes that good corporate governance is paramount to ensure that Overhill Farms, Inc. is managed for the long-term benefit of our stockholders.  Our board of directors has adopted corporate governance guidelines that guide its actions with respect to, among other things, the composition of our board of directors and its decision making processes, board meetings and involvement of management, the board’s standing committees and procedures for appointing members of the committees, and its performance evaluation for our Chief Executive Officer.

Our board of directors has adopted a code of ethics that applies to all of our directors, officers and employees.  The code of ethics constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and is our “code of conduct” within the meaning of the listing standards of AMEX.  We will provide a copy of our code of ethics to any person without charge, upon written request to Overhill Farms, Inc., Attention:  Investor Relations, 2727 East Vernon Avenue, Vernon, California 90058.

Director Independence

Our corporate governance guidelines provide that a majority of our board of directors and all members of the audit, compensation and nominating and governance committees of our board of directors will be independent.  On an annual basis, each director and executive officer is obligated to complete a Director and Officer Questionnaire that requires disclosure of any transactions with Overhill Farms Inc., in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest.  Following completion of these questionnaires, the board of directors, with the assistance of the nominating and governance committee, makes an annual determination as to the independence of each director using the current standards for “independence” established by the Commission and AMEX, additional criteria set forth in our corporate governance guidelines and consideration of any other material relationship a director may have with Overhill Farms, Inc.

Stockholder Communications with Our Board of Directors

Our board of directors has established a process to receive communications from stockholders.  Stockholders and other interested parties may contact any member (or all members) of our board of directors, or the independent directors as a group, any committee of our board of directors or any chair of any such committee, by mail or electronically.  To communicate with our board of directors, any individual director or any group or committee of directors, correspondence should be addressed to our board of directors or any such individual director or group or committee of directors by either name or title.  All such correspondence should be sent “c/o Secretary” at 2727 East Vernon Avenue, Vernon, California 90058.  To communicate with any of our directors electronically, security holders should send an e-mail “c/o Secretary,” to info@overhillfarms.com.

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

Board Committees and Meetings

Our business, property and affairs are managed under the direction of our board of directors.  Our directors are kept informed of our business through discussions with our executive officers, by reviewing materials provided to them and by participating in meetings of our board of directors and its committees.  During the fiscal year ended September 30, 2007, our board of directors held three meetings.  During fiscal year 2007, no incumbent director attended fewer than 75% of the aggregate of the total number of meetings of the board of directors and the total number of meetings held by all committees of the board of directors on which he served, except that Mr. Giraudo attended fewer than 75% of our audit committee meetings during fiscal year 2007.

Members of our board of directors and its committees also consulted informally with management from time to time and acted at various times by written consent without a meeting during fiscal year 2007.  Additionally, the independent members of the board of directors met in executive session regularly without the presence of management.

Our board of directors has established standing audit, compensation and nominating and governance committees. Each committee has a written charter that is reviewed annually and revised as appropriate. The charters of our audit, compensation and nominating and governance committees are available on our Internet website located at http://www.overhillfarms.com.  Information on our Internet website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Commission.

Audit Committee

Our audit committee’s principal functions are to monitor our financial reporting process and internal control system, review and appraise the audit efforts of our independent auditors and provide an open avenue of communication among our independent accountants, financial and senior management and our board of directors.  During fiscal year 2007, the audit committee was composed of Messrs. Rodetis, Gerard and Giraudo, with Mr. Rodetis serving as the committee chairman.  Our board of directors has determined that Mr.  Rodetis is an “audit committee financial expert” and that each of Messrs. Rodetis, Gerard and Giraudo is “independent” as defined in Sections 121(A) and 803 of the AMEX listing standards.  Our audit committee operates pursuant to a charter approved by our board of directors and audit committee, according to the rules and regulations of the Commission and AMEX.  A copy of the charter of our audit committee was attached as Appendix A to our proxy statement for our 2004 annual stockholders’ meeting.  Four audit committee meetings were held during fiscal year 2007.

Compensation Committee

Our compensation committee’s primary functions are to administer our stock option and stock plans, approve grants of securities under those plans, review forms of compensation to be provided to our officers and employees, and review and make recommendations to our board of directors regarding all forms of compensation to be provided to our directors.  Our entire board of directors also may perform these functions with respect to our stock option and stock plans.  During fiscal year 2007, the compensation committee was composed of Messrs. Auerbach, Gerard and Giraudo, with Mr. Auerbach serving as the committee chairman.  Our board of directors has determined that each of Messrs. Auerbach, Gerard and Giraudo is “independent” under Section 121(A) of the AMEX listing standards.  Our compensation committee operates pursuant to a charter approved by our board of directors and compensation committee.  A copy of the charter of our compensation committee was attached as Appendix B to our proxy statement for our 2004 annual stockholders’ meeting. One compensation committee meeting was held during fiscal year 2007.

Additional information concerning the compensation policies and objectives established by our compensation committee is included under the heading “Executive Compensation — Compensation Discussion and Analysis” below.  The Compensation Committee Report for fiscal year 2007 can be found on page 31 of this report.

Nominating and Governance Committee

Our nominating and governance committee selects nominees for our board of directors.  AMEX rules require that director nominations must be either selected, or recommended for the board’s selection, by either a nominating committee comprised solely of independent directors or by a majority of our independent directors.  During fiscal year 2007, the committee was composed of Messrs. Gerard and Auerbach, with Mr. Gerard serving as committee chairman. Our board of directors has determined that each of Messrs. Gerard and Auerbach is “independent” under Section 121(A) of the AMEX listing standards.

The nominating and governance committee assists our board of directors with its nominating function and with reviewing and evaluating our compliance with corporate governance requirements as described in the committee’s charter referenced below.  The committee utilizes a variety of methods for identifying and evaluating nominees for director, including candidates that may be referred by our stockholders.  Stockholders who desire to recommend candidates for the board for evaluation may do so by contacting us in writing, identifying the potential candidate and providing background information.  Candidates may also come to the attention of the committee through current board members, professional search firms and other persons.  In evaluating potential candidates, the committee will take into account a number of factors, including among others, the following:

•	independence from management;

•	whether the candidate has relevant business experience;

•	judgment, skill, integrity and reputation;

•	existing commitments to other businesses;

•	corporate governance background;

•	financial and accounting background, to enable the nominating committee to determine whether the candidate would be suitable for audit committee membership; and

•	the size and composition of our board.

Our nominating and governance committee operates pursuant to a charter approved by our board of directors and nominating and governance committee.  A copy of the charter of our nominating and governance committee was attached as Appendix C to our proxy statement for our 2004 annual stockholders’ meeting. Our nominating and governance committee selected by written consent all of the director nominees for re-election to our board of directors at our 2007 annual meeting of stockholders.  No nominating and governance committee meetings were held during fiscal year 2007.

Policy With Regard to Board Members’ Attendance at Annual Meetings

It is our policy that our directors are invited and encouraged to attend all of our annual meetings.  At the time of our 2007 annual meeting of stockholders, we had seven directors, all of whom were in attendance at the meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock, to file initial reports of ownership and reports of changes in ownership with the Commission.  These officers, directors and stockholders are required by Commission regulations to furnish us with copies of all reports that they file.

Based solely upon a review of copies of the reports furnished to us during the fiscal year ended September 30, 2007 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock (“reporting persons”) that no other reports were required, we believe that, during fiscal year 2007, except as set forth below, all Section 16(a) filing requirements applicable to our reporting persons were met.

The following individuals did not timely file the following numbers of Forms 4 to report the following transactions:  Harold Estes – two reports, nineteen transactions; and Geoffrey A. Gerard – one report, three transactions.  We believe that each of the foregoing individuals has prepared and filed all required Forms 4 to report their respective transactions.

Tracy E. Quinn did not timely file a Form 3 upon becoming an executive officer of Overhill Farms, Inc.  Ms. Quinn is in the process of preparing and filing a Form 3.

ITEM 11.    Executive Compensation

Compensation Discussion and Analysis

Compensation Governance

Our compensation committee is responsible for reviewing and making recommendations to our board of directors regarding compensation policy for our executive officers and also has the authority to approve grants under our option and stock plans.

Compensation Philosophy and Objectives

Our compensation programs for our executive officers are intended to reflect our performance and the value created for our stockholders.  We are engaged in a very competitive industry, and our success depends upon our ability to attract and retain qualified executives through the competitive compensation packages we offer to these individuals.  Our current compensation philosophy is based on three central objectives:

•
To provide an executive compensation structure and system that is both competitive in the marketplace and also internally equitable based upon the weight and level of  responsibilities of each executive;

•	To attract, retain and motivate qualified executives within this structure, and reward them for outstanding performance-to-objectives and business results; and

•
To structure our compensation policy so that the compensation of executive officers is dependent in part on the achievement of our current year business plan objectives and dependent in part on the long-term increase in our net worth and the resultant improvement in shareholder value, and to maintain an appropriate balance between short and long-term performance objectives

The compensation committee evaluates both performance and compensation to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive.  The principal components of compensation for our executives consist of base salary, discretionary bonuses and perquisites and other personal benefits.

We also offer alternative sources of compensation, such as stock options, to our executive officers. Options provide executive officers with the opportunity to buy and maintain an equity interest in our company and to share in the appreciation of the value of our common stock. In addition, if a participant were to leave prior to the exercise of the participant’s options, the unexercised options would be forfeited after the expiration of the period specified in the options. This makes it more difficult for competitors to recruit key employees away from us. We believe that option grants afford a desirable long-term compensation method because they closely align the interests of our management and other employees with stockholder value and motivate officers to improve our long-term stock performance.  No stock options were granted in fiscal 2007.

Section 162(m) of the Internal Revenue Code places a limit on the amount of compensation that may be deducted in any year with respect to each of our named executive officers. It is our policy that, to the extent possible, compensation will be structured so that the federal income tax deduction limitations will not be exceeded.

Executive Compensation for Fiscal Year 2007

We consider individual experience, responsibilities and tenure when determining base salaries. In addition, we analyze qualitative and quantitative factors when awarding incentive compensation, such as our achievements and financial performance compared to pre-established performance goals.

In fiscal year 2007, our compensation for named executives consisted of base salary, discretionary bonuses and perquisites.  No stock options or other equity incentives were granted.  As of September 30, 2007, our board of directors, upon recommendation of the compensation committee, approved bonus criteria for each eligible executive officer for fiscal year 2007. The primary criteria related to our overall performance, progress on strategic objectives and each individual’s contribution to that performance. Detailed information regarding the executive compensation program for fiscal year 2007 is contained below under the heading “Executive Bonus Program.”

During fiscal year 2007, we improved our financial performance compared to fiscal year 2006, with year-over-year increases in revenues of 14.5% and although this did not equate to bottom line growth in fiscal year 2007, we expect the addition of new key accounts to add to profitability.  We also strengthened our balance sheet and improved our capital and liquidity positions. As a result, under the bonus program Mr. Rudis received a total bonus of $56,700 and Mr. Horvath received a total bonus of $19,851.

Conclusion

Our policy is not to disclose target levels with respect to specific quantitative or qualitative performance-related factors or factors considered to involve confidential business information, because their disclosure would have an adverse effect on us. Attracting and retaining talented and motivated management and employees is essential to create long-term stockholder value. Offering a competitive, performance-based compensation program with an equity component helps to achieve this objective by aligning the interests of executive officers and other key employees with those of stockholders. We believe that our fiscal year 2007 compensation program met these objectives.

The following Compensation Committee Report is not deemed filed with the Commission.  Notwithstanding anything to the contrary set forth in any of our previous filings made under the Securities Act or under the Exchange Act that might incorporate future filings made by us under those statutes, the Compensation Committee Report will not be incorporated by reference into any such prior filings or into any future filings made by us under those statutes.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management, and based on that review and discussion, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Respectfully submitted,
Compensation Committee
Alexander Auerbach, Chairman
Geoffrey A. Gerard
Louis J. Giraudo

Summary Compensation Table

The following table sets forth for fiscal years 2007 and 2006 compensation awarded or paid to Mr. James Rudis, our Chairman, Chief Executive Officer and President, Mr. John L. Steinbrun, our former Senior Vice President, Chief Financial Officer and Chief Operating Officer, Ms. Tracy E. Quinn, our Interim Chief Financial Officer and Mr. Richard A. Horvath, our Senior Vice President and Secretary, for services rendered to us.  Messrs. Rudis, Steinbrun, Horvath and Ms. Quinn are also referred to in this section as “named executive officers.”  Other than as indicated in the table below, none of our executive officers received salary plus bonus in excess of $100,000 for fiscal year 2007.

Name and Principal Positions	Year	Salary ($)		Bonus ($)	All Other Compensation ($) (5)		Total ($)

James Rudis,	2007	$306,006		$56,700	$188,573	(1)	$551,279
Chief Executive Officer and President	2006	$303,446		$131,720	$196,109	(2)	$631,275

John L. Steinbrun,	2007	$242,177	(3)	—	—		$242,177
Senior Vice President,	2006	$257,200		$101,600	—		$358,800
Chief Financial Officer
and Chief Operating
Officer

Tracy E. Quinn,	2007	$22,500	(4)	—	—		$22,500
Interim Chief Financial Officer

Richard A. Horvath,	2007	$147,191		$19,851	—		$167,042
Senior Vice President,	2006	$147,191		$25,346	—		$172,537
and Secretary

____________
(1)	Mr. Rudis received certain perquisites and other personal benefits which consist of the following:
a.	Premium paid of $13,206 for term life insurance for the benefit of Mr. Rudis’ spouse; and,
b.
Mr. Rudis maintains an office in both Vernon, California and New York.  $175,367 represents perquisites or other benefits relating to payment of or reimbursement for commuting expenses between New York and California, including $140,733 for airfare, $25,215 for lodging and $9,419 for transportation, meals and other miscellaneous expenses.

(2)
The amount represents perquisites or other benefits relating to payment or reimbursement of commuting expenses between New York and California, payout of unused vacation accrual from prior years and term life insurance premiums for the benefit of Mr. Rudis’ spouse.

(3)	Mr. Steinbrun voluntarily resigned from all of his positions effective September 6, 2007.

(4)	Ms. Quinn was appointed Interim Chief Financial Officer effective September 6, 2007.

(5)	The value of perquisites and other personal benefits was less than $10,000 in the aggregate for each executive other than Mr. Rudis.

Executive Employment Agreements

James Rudis

Mr. Rudis’ employment agreement, as amended, initially ran through October 31, 2007.  Pursuant to a termination option extension agreement we entered into with Mr. Rudis on November 30, 2006, we and Mr. Rudis chose not to terminate the employment agreement. On December 10, 2007, our board of directors approved a modification and extension for Mr. Rudis’ employment agreement.  Both the board and Mr. Rudis have agreed in principal to the terms of the modification and extensions.  The agreement is subject to execution of a final agreement expected no later than December 20, 2007.  The new agreement is to be effective retroactive to December 1, 2007 and will expire on November 30, 2009.  The employment agreement will automatically renew thereafter from year-to-year unless terminated by Mr. Rudis or us upon giving to Mr. Rudis minimum notice of at least 90 days prior to the expiration of the initial term or the anniversary or renewal date of the beginning of the next annual extension period.

Mr. Rudis’ base salary, as of September 30, 2007, is $297,654 per year. Mr. Rudis’ amended base salary, based on the new agreement will be $348,000 and we will review his compensation annually and increase it in a percentage not less than that of the annual increase in the cost of living.  The employment agreement contains a modified covenant by Mr. Rudis not to compete with us during the term of his employment and for a period of one year thereafter.  We have agreed to provide at our expense a $1.0 million life insurance policy on Mr. Rudis’ life, payable to a beneficiary of his choice, and to pay to him up to $800 per month for an automobile lease and to reimburse him for all operating expenses relating to the leased automobile.  In addition, we agreed to provide health insurance similar to his current Blue Cross insurance plan through the term of the employment agreement and any extensions.  We have also increased Mr. Rudis’ vacation time to 4 weeks annually and at his option, Mr. Rudis can accrue vacation time beyond each year or be paid in cash for all or part of any unused vacation days.  We will also provide Mr. Rudis with office facilities in New York subject to the board’s review of an office lease.  Mr. Rudis will also be entitled to receive a minimum payment of $300,000, upon the completion of any board approved change of control, merger or sale of a majority of our stock or assets.  On execution of the agreement, Mr. Rudis will receive a signing bonus of $75,000.

The employment agreement also provides that if Mr. Rudis is terminated by reason of his death or disability, he or his estate is entitled to receive:

•	his base salary, bonuses earned and reimbursement for business expenses, in each case through the date of termination;

•	all rights to which he or his estate is entitled under his life insurance policy; and

•	all amounts to which he is entitled under any profit sharing plan.

If Mr. Rudis voluntarily resigns prior to the end of the term, he will not be entitled to receive any bonus payments.  If he is terminated other than for cause, he will be entitled to receive his salary for the remainder of the term of the agreement, monthly payments for one year equal to the monthly premium required to maintain his life and health insurance benefits pursuant to COBRA under our group health insurance plan, to have all indebtedness by him to us forgiven and to use the car provided to him in his employment agreement for one year following the date of termination.

Tracy E. Quinn

Ms. Quinn’s employment arrangement commenced on September 10, 2007.  The initial term of Ms. Quinn’s employment will be for 90 days, but is reviewable by us every 30 days, and terminable at will by either party.   Ms. Quinn receives a monthly base salary of $30,000.

Richard A. Horvath

Mr. Horvath receives an annual base salary of $139,991 and an automobile allowance of $600 per month.  Our board of directors determines Mr. Horvath’s discretionary bonus based on performance and his contributions to our success.

Executive Bonus Program

Upon recommendation of the compensation committee, our board of directors approved bonus programs for fiscal year 2007 for certain of the named executive officers.  The bonuses will be paid in fiscal year 2008.

The bonus program approved for James Rudis would permit a bonus of $6,700 in the form of a 401(k) contribution and a performance bonus payable in cash equal to approximately 17% of Mr. Rudis’ base salary based upon Mr. Rudis’ contribution to our success during fiscal year 2007.  Under the 2007 bonus plan, Mr. Rudis received a total bonus of $56,700, consisting of $50,000 in cash and a $6,700 401(k) contribution.

The bonus program approved for Richard A. Horvath would permit a discretionary bonus equal to 3% of Mr. Horvath's gross W-2 earnings payable in the form of a 401(k) contribution and a discretionary performance bonus payable in cash equal to approximately 11% of Mr. Horvath’s base salary based upon Mr. Horvath’s contribution to our success during fiscal year 2007. Under the 2007 bonus plan, Mr. Horvath is expected to receive a total bonus of $19,851, consisting of $15,000 in cash and a $4,851 401(k) contribution.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding the number of shares of common stock underlying options held by the named executive officers at September 30, 2007.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

James Rudis	300,000	-	$ 1.60	(1)
	69,136	-	1.47	(2)
	10,288	-	1.50	(2)
	10,288	-	2.00	(2)
	10,288	-	2.50	(2)

John L. Steinbrun	-	-	-	-

Tracy E. Quinn	-	-	-	-

Richard A. Horvath	20,000	-	$ 1.60	(1)
	7,000	-	1.47	(2)
___________
(1)	Option expiration date is September 30, 2012.

(2)	Option expiration date is February 1, 2015.

Option Exercises

The following table summarizes the option exercises for each of our named executive officers for the year ended September 30, 2007:

Option Awards
Name	Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)

James Rudis	-	$-

John L. Steinbrun	250,000	662,284

Tracy E. Quinn	-	-

Richard A. Horvath	-	-
____________

(1) Based on the difference between the market price of a share of our common stock on the dates of exercise and the exercise price per share so exercised.

Potential Payments upon Termination or Change in Control

Executive Employment Agreements.  We have entered into agreements with our named executive officers that provide certain benefits upon the termination of their employment under certain prescribed circumstances.  Those agreements are described above under “ Executive Employment Agreements.”

Calculation of Potential Payments upon Termination or Change of Control

In accordance with the rules of the Commission, the following table presents our estimate of the benefits payable to the named executive officers under their employment agreements assuming that (A) a change in control occurred on September 28, 2007, the last business day of fiscal 2007, (B) a qualifying termination occurred on September 28, 2007, which is a termination by the executive for “good reason” or by us without “cause,” or (C) a non-qualifying termination occurred on September 28, 2007, which is a voluntary termination by the executive for other than “good reason,” by us for “cause,” by us prior to renewal as provided in the executive employment agreements or by us upon the executive’s death or disability.

Name	Trigger	Salary and Bonus		Continuation of Benefits	Total Value (5)
James Rudis	Change in Control	$-	(1)	$-	$-
	Qualifying Termination	158,630	(2)	41,994 (3)	200,624
	Non-Qualifying Termination	130,010		13,206 (4)	143,216

John L. Steinbrun	Change in Control	-		-	-
	Qualifying Termination	-		-	-
	Non-Qualifying Termination	-		-	-

Tracy E. Quinn	Change in Control	-		-	-
	Qualifying Termination	-		-	-
	Non-Qualifying Termination	-		-	-

Richard A. Horvath	Change in Control	-		-	-
	Qualifying Termination	-		-	-
	Non-Qualifying Termination	-		-	-
____________

(1)	Pursuant to Mr. Rudis’ modified agreement, as of December 1, 2007, Mr. Rudis is entitled to a $300,000 change in control payment.

(2)	Includes base salary for the remainder of the term of employment, any bonus earned through the date of termination, accrued but unused vacation and sick pay.

(3)	Includes use of the car for one year, monthly premiums required to maintain his health insurance and term life insurance premiums for the benefit of Mr. Rudis’ wife.

(4)	Includes for one year, monthly premiums required to maintain term life insurance for the benefit of Mr. Rudis’ wife.

(5)	Excludes the value to the executive of the continuing right to indemnification and continuing coverage under our directors’ and officers’ liability insurance, if applicable.

Compensation Committee Interlocks and Insider Participation

No director who was a member of the compensation committee during fiscal year 2007 was an officer or employee of Overhill Farms, Inc. during fiscal year 2007, was formerly an officer of Overhill Farms, Inc., or had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K under the Securities Act of 1933, as amended, except that as disclosed in Item 13 of this report, Mr. Auerbach is a stockholder, director and officer of a company that provided us with public relations and marketing services in exchange for fees that constituted more than 5% of that company’s gross revenues for its fiscal year ended January 31, 2007.  None of our executive officers serves as a member of a compensation committee of another corporation (or other board committee of such company performing similar functions or, in the absence of any such committee, the entire board of directors of such corporation), one of whose executive officers serves on our compensation committee.  None of our executive officers serves as a director of another corporation, one of whose executive officers served on our compensation committee.

Director Compensation

Non-employee directors are entitled to cash payments of $2,500 per month in consideration for their service on our board of directors.  We may also periodically award options to our directors under our existing option and stock plans or otherwise.

Mr. Rudis was compensated as a full-time employee and officer and received no additional compensation for service as a board member during 2007.  Information regarding the compensation awarded to Mr. Rudis is included in the “Summary Compensation Table” above.

Director Compensation Table

The following table summarizes the compensation of our directors for the year ended September 30, 2007:

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)
Geoffrey A. Gerard	$30,000	$—	$30,000
Alexander Auerbach (3)	30,000	—	30,000
Louis J. Giraudo	30,000	—	30,000
Alexander Rodetis, Jr	30,000	—	30,000
Harold Estes	30,000	—	30,000
__________

(1)
For a description of annual director fees, see the disclosure above under “Director Compensation.” The value of perquisites and other personal benefits was less than $10,000 in aggregate for each director.

(2)	There were no stock options awarded during fiscal 2007. Outstanding options held by each director as of September 30, 2007 are as follows:
•	Geoffrey A. Gerard – 53,000 options which are fully vested.
•	Alexander Auerbach – 25,000 options which are fully vested
•	Louis J. Giraudo - 25,000 options which are fully vested
•	Alexander Rodetis, Jr - 25,000 options which are fully vested
•	Harold Estes -75,000 options which are fully vested

(3)
Mr. Auerbach’s firm, Alexander Auerbach & Co., also provides us with public relations and marketing services which amounted to $36,000 during fiscal year 2007.  See “Certain Relationships and Related Transactions, and Director Independence” below.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 11, 2007, a total of 15,620,271 shares of our common stock were outstanding.  The following table sets forth certain information as of that date regarding the beneficial ownership of our common stock by:

•	each of our directors;

•	each of our current executive officers;

•	all of our directors and executive officers as a group; and

•	each person known by us to beneficially own more than 5% of the outstanding shares of our common stock.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
William Blair & Company, L.L.C.	1,684,600	(1)	10.8%
Harold Estes	1,128,265	(2)	7.2%
Coliseum Capital Management, LLC	942,062	(3)	6.0%
James Rudis	605,550	(4)	3.8%
Geoffrey A. Gerard	68,000	(6)	*
Richard A. Horvath	27,000	(5)	*
Alexander Auerbach	30,000	(7)	*
Louis J. Giraudo	25,000	(5)	*
Alexander Rodetis, Jr.	25,000	(5)	*
Tracy E. Quinn	-		-
All directors and executive officers as a group (8 persons)	1,908,815	(8)	11.8%
___________

*	Less than 1.0%.

(1)
Based on ownership information provided to us by William Blair & Company, L.L.C. as of November 21, 2007. Includes shares owned of record by William Blair Small Cap Growth Fund, over which power to vote or dispose of the shares is held by Colin Williams, portfolio manager to the Fund, and Karl Brewer, portfolio manager to the Fund and principal of William Blair & Company, L.L.C. The address for William Blair & Company, L.L.C. is 222 W. Adams Street, Chicago, Illinois 60606.

(2)	Mr. Estes’ address is 6004 South US Highway 59, Lufkin, Texas 75901. Includes 75,000 shares of common stock underlying options

(3)
To our knowledge based upon information provided to us by the holder as of August 9, 2007. Power to vote or dispose of the shares is held by Adam Gray and Christopher Shackelton, portfolio managers of Coliseum Capital, LLC and Coliseum Capital Management, LLC. The address for this holder is 825 Third Avenue, 36th Floor, New York, New York 10022.

(4)	Includes 400,000 shares of common stock underlying options.

(5)	Represents shares of common stock underlying options.

(6)	Includes 53,000 shares of common stock underlying options.

(7)	Includes 25,000 shares of common stock underlying options.

(8)	Includes 555,000 shares of common stock underlying options.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of September 30, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants or stock rights	Weighted-average exercise price of outstanding options, warrants or stock rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	749,000 (1)	$1.56	139,000 (2)
Equity compensation plans not approved by security holders	-	-	-
Total	749,000	$1.56	139,000
_________

(1)	Represents shares of common stock underlying options granted under our 2002 Employee Stock Option Plan and 2005 Stock Plan.

(2)
Represents shares of common stock authorized for issuance under our 2002 Employee Stock Option Plan, which plan was adopted by our board of directors and then majority stockholder on September 25, 2002, to be effective as of October 29, 2002; the plan was further approved by our stockholders at our 2003 annual meeting.  Also represents shares of common stock authorized for issuance under our 2005 Stock Plan, which was adopted by our board of directors on February 1, 2005, approved by then majority stockholder on February 24, 2005 and approved by our stockholders at our 2005 annual meeting.  Our 2002 Employee Stock Option Plan and 2005 Stock Plan each provide that if, at any time while that plan is in effect or unexercised options granted under that plan are outstanding, there is an increase or decrease in the number of issued and outstanding shares of common stock of Overhill Farms, Inc. through the declaration of a stock dividend or through a recapitalization that results in a stock split, combination or exchange of shares, then appropriate adjustment shall be made in the maximum number of shares authorized for issuance under that plan so that the same proportion of our issued and outstanding shares of common stock will continue to be subject to being optioned under the plan and appropriate adjustment will be made in the number of shares and the exercise price per share then subject to outstanding options so that the same proportion of our issued and outstanding shares will remain subject to purchase at the same aggregate exercise price.

ITEM 13.                      Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Approval of Related Party Transactions

Our board of directors has the responsibility to review and discuss with management and approve material transactions with related parties.  These transactions are governed by the policies and procedures contained in our Related-Party Transaction Policy and our Code of Conduct Policy.  During the review process, the material facts as to the related party’s interest in a transaction are disclosed to all board members.  Under the policies and procedures, the board is to review each interested transaction with a related party that requires approval and either approve or disapprove of the entry into the related party transaction.  A related party transaction is any transaction in which we are a participant and any related party has or will have a direct or indirect interest.  Transactions that are in the ordinary course of business and would not require either disclosure pursuant to Item 404(a) of Regulation S-K or approval of the board would not be deemed a related party transaction.  No director may participate in any discussion or approval of a related party transaction with respect to which he or she is a related party.  Our board intends to approve only those related party transactions that are in our best interests.

Other than as described below, there were no transactions or series of transactions to which we were or are a party involving an amount in excess of $120,000 and in which any director, executive officer, holder of more than 5% of our voting stock, or members of the immediate family of any foregoing persons, had or will have a direct or indirect material interest.  All of the transactions listed below were approved by our board of directors.

On December 23, 2005, Levine Leichtman Capital Partners II, L.P. (“LLCP”), a principal stockholder and secured creditor of ours at the time, resold to 15 institutional investors in a private transaction all of the 5,771,661 shares of our common stock that LLCP owned of record as of that date, including shares of common stock that LLCP received upon exercise of warrants and conversion of shares of Series A Convertible Preferred Stock in connection with the resale transaction (collectively, “Transferred Shares”). To facilitate LLCP’s sale of the Transferred Shares, we made various representations and warranties as a party to a stock purchase agreement with LLCP and the investors.  In addition, we entered into a registration rights agreement with the investors that required us to register for resale the Transferred Shares and to maintain the effectiveness of the registration statement for a maximum of 24 months following the closing date. The registration statement was declared effective by the Commission on April 13, 2006. If we are unable to meet our obligations under the registration rights agreement to maintain the effectiveness of the registration statement, we will be required to pay to each investor liquidated damages equal to 1% of the amount paid by the investor for the Transferred Shares still owned by the investor on the date of the default and 1% of the amount paid by the investor for the Transferred Shares still owned by the investor on each monthly anniversary of the date of the default that occurs prior to the cure of the default.  There were no material relationships between us and any of the investors who purchased the Transferred Shares from LLCP. However, William Blair Small Cap Growth Fund, became a beneficial owner of more than 5% of our outstanding common stock at the closing of the transaction with LLCP.  The registration statement has been effective for 19 months, 21 months have elapsed since the closing date and approximately 2,200,000 Transferred Shares are still owned by the investors.  At this time, the Company is unaware of the existence of any circumstances that would cause the registration statement to no longer be effective.

On December 23, 2005, we, LLCP and James Rudis entered into a Third Amendment to the Amended and Restated Investor Rights Agreement. The primary purposes of the amendment were to remove James Rudis as a party to that agreement and to eliminate LLCP’s board member designation rights, co-sale rights, right of first refusal, anti-dilution protection provisions and stock option related approval rights and limitations. Also, the amendment deleted from the February 24, 2005 letter agreement between LLCP and us, as previously described in our Forms 8-K for February 24, 2005 and May 18, 2005, the provision restricting the price of future awards that may be made under our 2005 Stock Plan.  The Amended and Restated Investor Rights Agreement terminated in connection with the refinancing of our indebtedness to LLCP and PSI in May 2006.

The stock purchase agreement described above provides that the Amended and Restated Registration Rights Agreement, dated as of October 29, 2002, between LLCP and us was terminated on December 23, 2005.

In February 2004, we engaged Alexander Auerbach & Co., Inc. (“AAPR”) to provide us with public relations and marketing services.  AAPR provides public relations, media relations and communications marketing services to support our sales activities.  Alexander Auerbach, who is one of our directors, is a stockholder, director and officer of AAPR.  We paid to AAPR $36,000 for services rendered under this engagement during fiscal year 2007.  These fees totaled more than 5% of AAPR’s gross revenues for its fiscal year ended January 31, 2007.

We are or have been a party to employment and compensation arrangements with related parties, as more particularly described above under the heading “Executive Compensation” and “Director Compensation.”

The interest of the particular director, executive officer or security holder in each matter described above was disclosed to our board of directors before our board of directors approved the matter.

ITEM 14.                      Principal Accounting Fees and Services

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements for fiscal years 2007 and 2006.  Certain audit services were rendered to us by Ernst & Young LLP during fiscal year 2007 which consisted of procedures associated with Sarbanes-Oxley requirements:

	2007	2006
Audit Fees	$592,000	$383,000
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--

Audit Fees.  Audit fees consist of amounts billed for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Reports on Form 10-K, and reviews of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q and our Registration Statement on Form S-3, including amendments thereto, and the review of our internal accounting and reporting controls as required under Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Fees.  Audit-Related Fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit Fees.”

Tax Fees.  Tax Fees consist of fees for professional services for tax compliance activities, including the preparation of federal and state tax returns and related compliance matters.

All Other Fees.  Consists of amounts billed for services other than those noted above.

Our Audit Committee has determined that all non-audit services provided by Ernst & Young LLP are compatible with maintaining Ernst & Young LLP’s audit independence.

Pre-Approval Policy

Our audit committee’s policy is to pre-approve all auditing services and permitted non-audit services to be performed for us by our independent auditors, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the audit committee prior to the completion of the audit.  During fiscal year 2007, all services performed by Ernst & Young LLP were pre-approved by our audit committee in accordance with these policies and applicable Commission regulations.

PART IV

ITEM 15.                      Exhibits, Financial Statement Schedules

(a)           The following financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets — September 30, 2007 and October 1, 2006

Statements of Income — Years Ended September 30, 2007, October 1, 2006 and October 2, 2005

Statements of Shareholders’ Equity — Years Ended September 30, 2007, October 1, 2006 and October 2, 2005

Statements of Cash Flows — Years Ended September 30, 2007, October 1, 2006 and October 2, 2005

Notes to Financial Statements

(b)           The following exhibits are attached to or incorporated by reference herein:

Exhibit Number	Exhibit Title

3.1 (1)	Form of Amended and Restated Articles of Incorporation of Overhill Farms, Inc. (Exhibit 3.1)

3.2 (1)	Form of Amended and Restated Bylaws of Overhill Farms, Inc. (Exhibit 3.2)

3.3 (2)	Action with Respect to Bylaws of Overhill Farms, Inc., certified by the Secretary of Overhill Farms, Inc. as of June 13, 2003 (Exhibit 3.1)

3.4 (3)	Certificate of Amendment to Articles of Incorporation of Overhill Farms, Inc. filed August 12, 2003 with the Nevada Secretary of State (Exhibit 3.4)

4.1 (1)	Form of the specimen common stock certificate of Overhill Farms, Inc. (Exhibit 4.1)

10.1 (1) #	2002 Employee Stock Option Plan for Overhill Farms, Inc. (Exhibit 10.1)

10.2 (3)
Letter agreement dated June 24, 2002 between U.S. Growers Cold Storage, Inc. and Overhill Farms, Inc. and Lease dated December 2, 1983 between Eastcase Company and Overhill Foods Corp. regarding premises located at 3055 E. 44th Street, Vernon, California (Exhibit 10.2)

10.3 (3)
Master Lease Agreement dated as of August 1, 2002 between General Electric Capital Corporation and Overhill Farms, Inc. and related documentation regarding freezers and various other equipment (Exhibit 10.35)

10.4 (3)
Industrial Real Estate Lease (Single-Tenant Facility) dated April 22, 1994 between Vernon Associates and Ernest Paper Products, Inc. and related addendum regarding premises located at 2727 E. Vernon Avenue, Vernon, California (Exhibit 10.86)

10.5 (3)
Sublease dated as of January 1, 2002 by and between Ernest Paper Products, Inc. and Overhill Farms, Inc. and related documents regarding premises located at 2727 E. Vernon Avenue, Vernon, California (Exhibit 10.87)

10.6 (3)
Standard Industrial/Commercial Single-Tenant Lease – Net dated January 1, 2002 by and between Vernon Associates, LLC and Overhill Farms, Inc. regarding premises located at 2727 E. Vernon Avenue, Vernon, California (Exhibit 10.88)

Exhibit Number	Exhibit Title

10.7 (3)	Addendum to Standard Industrial/Commercial Single-Tenant Lease – Net regarding premises located at 2727 E. Vernon Avenue, Vernon, California (Exhibit 10.89)

10.8 (4) #	Employment Agreement, entered into as of November 1, 1999 between Polyphase Corporation and Overhill Farms, Inc., jointly and severally, and James Rudis (Exhibit 10.36)

10.9 (5) #	Amendment to Employment Agreement dated October 30, 2003 between Overhill Farms, Inc. and James Rudis (Exhibit 10.1)

10.10 (6)	Consulting Agreement dated February 18, 2004 between Overhill Farms, Inc. and Alexander Auerbach & Co., Inc. (Exhibit 10.1)

10.11 (2)	Promissory Note dated September 25, 2001 in the principal amount of $207,375 made by James Rudis in favor of Overhill Corporation (Exhibit 10.27)

10.12 (2)	Promissory Note dated September 25, 2001 in the principal amount of $184,875 made by William Shatley in favor of Overhill Corporation (Exhibit 10.28)

10.13 (2)	Security Agreement dated September 25, 2001 between James Rudis and Overhill Corporation (Exhibit 10.29)

10.14 (2)	Security Agreement dated September 25, 2001 between William Shatley and Overhill Corporation (Exhibit 10.30)

10.15 (2) #	2005 Stock Plan of Overhill Farms, Inc. (Exhibit 10.1)

10.16 (7) #	Form of Restricted Stock Purchase Agreement Under 2005 Stock Plan (Exhibit 10.3)

10.17 (8) #	Form of Stock Option Agreement Under 2005 Stock Plan (Exhibit 10.2)

10.18 (9) #	Form of Stock Option Agreement under 2002 Employee Stock (Exhibit 4.7)

10.19 (10)	Senior Secured Credit Facility, dated April 17, 2006 by and among Overhill Farms, Inc., the Lenders party thereto from time to time and Guggenheim Corporate Funding, LLC (Exhibit 10.1)

10.20 (10)
First Amendment to Senior Secured Credit Facility, dated May 16, 2006, by and among Overhill Farms, Inc., Midland National Life Insurance Company, North American Company for Life and Health Insurance and Orpheus Holdings LLC and Guggenheim Corporate Funding, LLC (Exhibit 10.2)

10.21 (10)	Pledge and Security Agreement, dated as of May 17, 2006 by and among Overhill Farms, Inc., as Grantor and Guggenheim Corporate Funding, LLC as Collateral Agent (Exhibit 10.3)

10.22 (11)	Summary of Director Compensation (Exhibit 10.22)

10.23 (11)	Description of Bonus Programs for Named Executive Officers for Fiscal Year 2006 (Exhibit 10.23)

10.24 (11)	Description of Employment Arrangement between Overhill Farms, Inc. and Richard A. Horvath (Exhibit 10.25)

10.25 (11)	Termination Option Extension dated November 30, 2006 between Overhill Farms, Inc. and James Rudis (Exhibit 10.26)

10.26 (12)	Second Amendment to Senior Secured Credit Facility, dated as of March 9, 2007 by and among Overhill Farms, Inc. the Lenders party thereto and Guggenheim Corporate Funding, LLC (Exhibit 10)

10.27 #**	Description of Employment Arrangement between Overhill Farms, Inc. and Tracy E. Quinn

Exhibit Number	Exhibit Title

23**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2**	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
______________
**                 Filed herewith

#      Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Registration Statement on Form 10 (File No. 1-16699)
(2)
Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for August 7, 2003 regarding the amendment of the Registrant’s bylaws and various agreements entered into by the Registrant.

(3)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003
(4)
Incorporated by reference to the exhibit shown in parentheses included in Overhill Corporation’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001, filed by Overhill Corporation (subsequently known as TreeCon Resources, Inc.) with the Securities and Exchange Commission (File No. 1-9083)

(5)
Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for October 31, 2003 relating to the refinancing of its senior term loans and senior subordinated debt

(6)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for September 17, 2004
(7)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for February 1, 2005
(8)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for February 24, 2005
(9)	Filed as an exhibit to Levine Leichtman Capital Partners II, L.P. Schedule 13D/A No. 10 and incorporated herein by reference.
(10)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for May 17, 2006
(11)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.
(12)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Quarterly Report on Form 10-Q for April 1, 2007.

(c)           The following schedule is included herein:

Schedule II – Valuation and Qualifying Accounts and Reserves

Schedules for which provision is made in the applicable rules and regulations of the Commission and are not required under the related instructions or are inapplicable have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ James Rudis
Name: James Rudis
Title: President and Chief Executive Officer
Date: December 11, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James Rudis	President, Chief Executive Officer (principal executive	December 11, 2007
James Rudis	officer) and Chairman of the Board of Directors
/s/ Tracy E. Quinn	Interim Chief Financial Officer (principal financial and accounting officer)	December 11, 2007
Tracy E. Quinn

/s/ Alexander Auerbach	Director	December 11, 2007
Alexander Auerbach

/s/ Harold Estes	Director	December 11, 2007
Harold Estes

/s/ Geoffrey A. Gerard	Director	December 11, 2007
Geoffrey A. Gerard

/s/ Louis J. Giraudo	Director	December 11, 2007
Louis J. Giraudo
/s/ Alexander Rodetis, Jr.	Director	December 11, 2007
Alexander Rodetis, Jr.

OVERHILL FARMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Overhill Farms, Inc.

We have audited the accompanying consolidated balance sheets of Overhill Farms, Inc. as of September 30, 2007 and October 1, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15 (c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Overhill Farms, Inc. at September 30, 2007 and October 1, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Overhill Farms, Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 10, 2007 expressed an unqualified opinion thereon.

            /s/ ERNST & YOUNG LLP

Los Angeles, California
December 10, 2007

OVERHILL FARMS, INC.

BALANCE SHEETS

Assets

	September 30, 2007	October 1, 2006

Current assets:
Cash	$1,325,868	$2,111,251
Accounts receivable, net of allowance for doubtful accounts of $18,000 and $15,000 in 2007 and 2006, respectively	21,073,735	14,901,680
Inventories	18,097,043	10,968,346
Prepaid expenses and other	1,170,053	1,486,811
Deferred income taxes	960,764	1,014,749
Total current assets	42,627,463	30,482,837

Property and equipment, at cost:
Fixtures and equipment	22,997,549	14,546,122
Leasehold improvements	10,254,496	10,018,384
Automotive equipment	50,854	50,854
	33,302,899	24,615,360
Less accumulated depreciation and amortization	(13,685,015)	(11,547,747)
Total property and equipment	19,617,884	13,067,613

Other non-current assets:
Excess of cost over value of net assets acquired	12,188,435	12,188,435
Deferred financing costs, net of accumulated amortization of $258,000 and $178,000 in 2007 and 2006, respectively	327,633	406,482
Other	1,389,006	1,982,848
Total other non-current assets	13,905,074	14,577,765

Total assets	$76,150,421	$58,128,215

The accompanying notes are an integral
part of these financial statements.

OVERHILL FARMS, INC.

BALANCE SHEETS (continued)

Liabilities and Shareholders’ Equity

	September 30, 2007	October 1, 2006

Current liabilities:
Accounts payable	$15,005,394	$7,463,263
Accrued liabilities	2,981,658	2,607,013
Current maturities of long-term debt	2,492,702	2,739,167
Total current liabilities	20,479,754	12,809,443

Long-term accrued liabilities	353,515	307,580
Deferred tax liabilities	1,515,294	854,692
Long-term debt, less current maturities, net of unamortized debt discount of $1,186,000 and $1,365,000 in 2007 and 2006, respectively	41,382,832	37,219,265
Total liabilities	63,731,395	51,190,980

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 50,000,000 shares, 4.43 designated as Series A Convertible Preferred Stock, 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 15,620,271 and 15,267,271 shares in 2007 and 2006, respectively	156,203	152,673
Additional paid-in capital	11,116,989	10,189,545
Retained earnings (accumulated deficit)	1,157,478	(3,404,983)
Accumulated other comprehensive loss	(11,644)	-
Total shareholders’ equity	12,419,026	6,937,235

Total liabilities and shareholders’ equity	$76,150,421	$58,128,215

The accompanying notes are an integral
part of these financial statements.

OVERHILL FARMS, INC.

STATEMENTS OF INCOME

	For the Years Ended
	September 30, 2007 (52 weeks)	October 1, 2006 (52 weeks)	October 2, 2005 (53 weeks)

Net revenues	$192,641,574	$168,309,591	$162,565,512
Cost of sales	172,693,668	146,824,919	142,813,053
Gross profit	19,947,906	21,484,672	19,752,459

Selling, general and administrative expenses	8,047,433	7,196,309	7,849,537

Operating income	11,900,473	14,288,363	11,902,922

Interest expense:
Interest expense	(3,974,481)	(5,144,474)	(5,911,525)
Amortization of debt discount and deferred financing costs	(391,930)	(275,391)	(222,480)
Debt extinguishment expenses	-	(175,766)	-
Other expense	(22,841)	(135,047)	(237,321)

Total interest expense	(4,389,252)	(5,730,678)	(6,371,326)

Income before income taxes	7,511,221	8,557,685	5,531,596

Income taxes	2,948,760	3,455,700	1,835,431

Net income	$4,562,461	$5,101,985	$3,696,165

Net income per share – basic	$0.30	$0.34	$0.25

Weighted-average shares outstanding – basic	15,338,038	15,204,424	14,863,716

Net income per share – diluted	$0.29	$0.32	$0.24

Weighted-average shares outstanding – diluted	15,803,109	15,880,507	15,575,459

The accompanying notes are an integral
part of these financial statements.

OVERHILL FARMS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Warrants To Purchase	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Common Stock	Deficit)	Loss	Total

Balance, September 26, 2004	24	$-	14,805,556	$148,056	$9,573,562	-	$-	$400	$(12,203,133)	$-	$(2,481,115)

Issuance of dilution protection shares	-	-	83,641	836	122,116	-	-	-	-	-	122,952
Exercise of stock options	-	-	27,000	270	39,420	-	-	-	-	-	39,690
Net income (comprehensive income)	-	-	-	-	-	-	-	-	3,696,165	-	3,696,165

Balance, October 2, 2005	24	-	14,916,197	149,162	9,735,098	-	-	400	(8,506,968)	-	1,377,692

Share repurchase	-	-	-	-	-	14,200	(53,250)	-	-	-	(53,250)
Cancellation of shares	-	-	(14,200)	(142)	(53,108)	(14,200)	53,250	-	-	-	-
Exercise of stock options	-	-	82,000	820	74,309	-	-	-	-	-	75,129
Warrant exercise	-	-	198	2	398	-	-	(400)	-	-	-
Preferred stock conversion	(24)	-	283,076	2,831	(2,831)	-	-	-	-	-	-
Tax deduction from option exercises	-	-	-	-	112,980	-	-	-	-	-	112,980
Receipts of marketable securities for notes written-off at spin-off	-	-	-	-	322,699	-	-	-	-	-	322,699
Net income (comprehensive income)	-	-	-	-	-	-	-	-	5,101,985	-	5,101,985

Balance, October 1, 2006	-	-	15,267,271	152,673	10,189,545	-	-	-	(3,404,983)	-	6,937,235

Exercise of stock options	-	-	353,000	3,530	442,405	-	-	-	-	-	445,935
Tax deduction from option exercises	-	-	-	-	485,039	-	-	-	-	-	485,039
Comprehensive income:
Net income	-	-	-	-	-	-	-	-	4,562,461	-	4,562,461
Unrealized loss on marketable securities	-	-	-	-	-	-	-	-	-	(11,644)	(11,644)
Total Comprehensive Income											4,550,817

Balance, September 30, 2007	-	$-	15,620,271	$156,203	$11,116,989	-	$-	$-	$1,157,478	$(11,644)	$12,419,026

The accompanying notes are an integral
part of these financial statements.

OVERHILL FARMS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30, 2007 (52 weeks)	October 1, 2006 (52 weeks)	October 2, 2005 (53 weeks)

Operating Activities:
Net income	$4,562,461	$5,101,985	$3,696,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,415,229	1,746,469	1,585,649
Amortization of debt discount and deferred financing costs	391,930	275,390	222,480
Loss on asset disposals	35,837	2,424	272,213
Provision for (recovery of) doubtful accounts	(59,103)	-	169,498
Noncash debt extinguishment expenses	-	175,766	-
Noncash interest expenses	-	-	122,952
Deferred income tax provision	711,270	2,789,719	1,675,846
Loss on sale of marketable securities	-	38,886	-
Impairment of marketable securities	8,329	90,284	-
Changes in:
Accounts receivable	(6,112,952)	(2,267,032)	(198,024)
Inventories	(7,128,697)	(1,534,768)	1,794,970
Prepaid expenses and other	828,384	(86,653)	533,738
Accounts payable	7,542,131	1,015,720	(1,545,657)
Accrued liabilities	374,645	(118,738)	(10,220)
Net cash provided by operating activities	3,569,464	7,229,452	8,319,610

Investing Activities:
Additions to property and equipment	(8,123,471)	(2,337,440)	(1,643,909)
Proceeds from sale of property and equipment	10,238	-	-
Sale of marketable securities	65,557	140,967	-
Net cash used in investing activities	(8,047,676)	(2,196,473)	(1,643,909)

The accompanying notes are an integral
part of these financial statements.

OVERHILL FARMS, INC.

STATEMENTS OF CASH FLOWS (continued)

	For the Years Ended
	September 30, 2007 (52 weeks)	October 1, 2006 (52 weeks)	October 2, 2005 (53 weeks)

Financing Activities:
Principal payments on financing arrangements	-	(45,358,000)	(5,665,843)
Borrowings under financing arrangements	-	44,500,000	-
Borrowings under credit facility	13,000,000	-	-
Borrowings under equipment loans	692,660	323,902	-
Principal payments on equipment loans	(155,986)	-	-
Principal payments on other debt	-	(44,828)	-
Principal payments on borrowings	(10,360,238)	(3,500,000)	-
Principal payments on capital lease obligation	(280,737)	-	-
Cash paid in association with amendments to financing arrangements	-	-	(4,402)
Cash paid in association with financing arrangements	-	(1,632,223)	-
Debt discount	(132,344)	-	-
Deferred financing costs	(1,500)	-	-
Exercise of stock options, including tax benefit	930,974	134,858	-
Issuance of common stock	-	-	39,690
Net cash provided by (used in) financing activities	3,692,829	(5,576,291)	(5,630,555)

Net (decrease) increase in cash	(785,383)	(543,312)	1,045,146
Cash at beginning of year	2,111,251	2,654,563	1,609,417
Cash at end of year	$1,325,868	$2,111,251	$2,654,563

Supplemental Schedule of Cash Flow Information:
Cash paid during the year for:
Interest	$3,974,659	$5,150,961	$6,369,677
Income taxes	$2,056,000	$726,000	$-

The accompanying notes are an integral
part of these financial statements.

OVERHILL FARMS, INC.

STATEMENTS OF CASH FLOWS (continued)

Supplemental Schedule of Noncash Investing and Financing Activities:

On December 23, 2005, Levine Leichtman Capital Partners II, L.P. (“LLCP”) received 283,076 shares of the Company’s common stock upon surrender and conversion in full of the 23.57 shares of Series A Convertible Preferred Stock it then held. In addition, LLCP received 198 shares of the Company’s common stock upon cashless exercise in full of the two warrants it held to purchase an aggregate of 200 shares of the Company’s common stock at an exercise price of $0.0000008 per share, for a rounded aggregate exercise price of $0.01.

During fiscal year 2006, the Company received a total of 523,000 shares of TreeCon Resources common stock, which served as collateral for two notes receivable and were tendered by Mr. Rudis, the Company’s President, Chief Executive Officer and Chairman of the Board and Mr. Shatley, who served as an officer of the former parent company and formerly served as an officer and director of the Company.  Such notes were made on September 25, 2001 and were allocated to Overhill Farms, Inc. in the spin-off transaction on October 29, 2002.

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

September 30, 2007

1.	COMPANY AND ORGANIZATIONAL MATTERS

Nature of Business and Basis of Presentation

Overhill Farms, Inc. (the “Company” or “Overhill Farms”) is a value-added manufacturer of quality frozen food products including entrées, plated meals, meal components, soups, sauces, and poultry, meat and fish specialties.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company utilizes a 52- to 53- week accounting period, which ends on the last Sunday of September in each fiscal year if September 30 does not fall on a Saturday, or October 1 if September 30 falls on a Saturday.  The fiscal years ended September 30, 2007 and October 1, 2006 were 52-week periods and the fiscal year ended October 2, 2005 was a 53-week period.

Deferred Financing Costs and Debt Discount

Debt financing costs are deferred and amortized as additional interest expense over the term of the related debt.  Amortization of these costs totaled $392,000, $451,000 and $222,000 for the fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005, respectively.

Write-Offs

For the fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005, the Company’s write-offs, net of recoveries, to the allowance for doubtful accounts were approximately $9,000, $181,000 and $99,000, respectively.

Financial Instruments

The fair value of financial instruments is determined by reference to market data and by other valuation techniques as appropriate.  The Company believes the carrying value of the debt approximates fair value at September 30, 2007 as the debt bears interest at variable rates based on prevailing market conditions.  The debt at October 1, 2006 also approximated fair value as the debt bore interest at variable rates based on prevailing market conditions.  Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values due to their short-term nature.

Inventories

Inventories, which include material, labor, and manufacturing overhead, are stated at the lower of cost, which approximates the first-in, first-out (“FIFO”) method, or market.  The Company uses a standard costing system to

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Inventory write-offs were $553,000, $602,000 and $204,000 for the years ended September 30, 2007, October 1, 2006 and October 2, 2005, respectively.

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from three to ten years.  Leasehold improvements to the Company’s Plant No.1 in Vernon, California are amortized over the lesser of the initial lease term plus one lease extension period, initially totaling 15 years, or the estimated useful life of the assets.  Other leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets.  Depreciation is generally computed using the straight-line method.  Depreciation expense was $2.4 million, $1.7 million and $1.6 million for the fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005, respectively.

Expenditures for maintenance and repairs are charged to expense as incurred.  The cost of materials purchased and labor expended in betterments and major renewals are capitalized.  The fixtures and equipment balances included $2.7 million and $1.9 million of construction in process at September 30, 2007 and October 1, 2006, respectively.  Costs and related accumulated depreciation of properties sold or otherwise retired are eliminated from the accounts, and gains or losses on disposals are included in other income (expense).

Excess of Cost Over Fair Value of Net Assets Acquired

The excess of cost over fair value of net assets acquired (goodwill) is evaluated at least annually for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The Company has one reporting unit and estimates fair value based upon a variety of factors, including discounted cash flow analysis, market capitalization and other market-based information.  The Company performed its evaluation of goodwill for impairment as of September 30, 2007, which indicated that no impairment charge was necessary.

Stock Options

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires the Company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).  Accordingly, with the adoption of SFAS 123R, any future option awards will have an impact on the Company’s results of operations, although awards will have no impact on the Company’s overall financial position.  The Company adopted SFAS 123R on October 3, 2005 utilizing the modified prospective method.  The Company’s adoption of SFAS 123R did not impact the Company’s income before income tax expense, net income and basic and diluted earnings per share since no options were granted during the fiscal years ended September 30, 2007 and October 1, 2006 and all of the Company’s outstanding options were fully vested at the date of adoption of this standard.  Accordingly, no stock compensation expense related to the adoption of this standard was recorded.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prior to fiscal year 2006, the Company determined stock-based compensation expense using the intrinsic value method of APB 25, “Accounting for Stock Issued to Employees,” and the Company provided the disclosure required by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The following table provides the pro forma effects on the Company’s net income and earnings per share for the fiscal year ended October 2, 2005 as if the fair value recognition provisions of SFAS 123R had been applied:

For the Fiscal Year Ended
October 2,
2005
Net income:
As reported	$3,696,165
Add: Stock-based compensation
expense included in reported
net income, net of related
tax effects	-
Deduct: Total stock-based
compensation expense
determined under fair value
method for all awards, net
of related tax effects	(279,657)
Pro forma	$3,416,508

Basic earnings per share:
As reported	$0.25
Pro forma	$0.23

Diluted earnings per share:
As reported	$0.24
Pro forma	$0.22

Revenue Recognition

The Company’s revenues arise from one business segment – the development and manufacture of frozen food products.  Revenues are recognized when title and risk of loss of product pass to the customer, which is either at point of shipping or at destination, depending on customer terms.  The Company provides for estimated returns and allowances, which have historically been immaterial, at the time of sale.  Shipping and handling revenues are included as a component of net revenue.

The Company classifies customer rebate costs as a reduction in net revenues.  Customer rebate costs were $31,000, $5,000 and $17,000 for the fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005, respectively.

Income Taxes

Deferred income taxes are recorded using the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

 Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact adoption may have on its financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 will be effective as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact adoption  may have on its financial condition or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ materially from those estimates.

3.	RELATED PARTY TRANSACTIONS

In connection with the spin-off from the Company’s former parent, Overhill Corporation (now TreeCon Resources, Inc. (“TreeCon”)), the Company received from Overhill Corporation a non-recourse promissory note in the principal amount of $207,375 made on September 25, 2001 by Mr. Rudis, the Company’s President, Chief Executive Officer and Chairman of the Board and a similar note in the principal amount of $184,875 by Mr. Shatley, who served as an officer of the former parent company and later served as an officer and director of the Company.  These notes became due and payable on September 24, 2003.  Mr. Rudis’ note was collateralized solely by 276,500 shares of common stock of TreeCon.  Mr. Shatley’s note was collateralized solely by 246,500 shares of common stock of TreeCon.  Based on the Company’s assessment of the collectibility of these notes, including the value of the subject collateral, the Company assigned no value to the notes upon their receipt.  During the quarter ended April 2, 2006, Mr. Rudis tendered to the Company the 276,500 shares of TreeCon common stock that had served as collateral for the note receivable.  Mr. Shatley tendered to the Company the 246,500 shares of TreeCon common stock that had served as collateral for the note receivable during the quarter ended July 2, 2006.

3.	RELATED PARTY TRANSACTIONS (continued)

During fiscal year 2006, Levine Leichtman Capital Partners II, L.P. (“LLCP”) was a principal stockholder and secured creditor of the Company.  As described in Note 5, the Company repaid approximately $44.5 million in existing debt and related fees expenses of LLCP and its affiliate, Pleasant Street Investors, LLC (“PSI”) in connection with the termination of Company’s financing arrangements with them. In addition, as described in Note 10, on December 23, 2005, LLCP resold to 15 institutional investors in a private transaction all of the 5,771,661 shares of the Company’s common stock that it owned of record as of that date and the Company made various representations and warranties as a party to a stock purchase agreement with LLCP and the investors. Also, on December 23, 2005, the Company, LLCP and James Rudis entered into a Third Amendment to the Amended and Restated Investor Rights Agreement. This agreement was terminated in connection with the refinancing of the Company’s indebtedness to LLCP and PSI in May 2006.

In February 2004, the Company engaged Alexander Auerbach & Co., Inc. (“AAPR”) to provide the Company with public relations and marketing services.  AAPR provides public relations, media relations and communications marketing services to support the Company’s sales activities.  Alexander Auerbach, who is a director and shareholder of the Company, is a stockholder, director and officer of AAPR.  The Company paid to AAPR $36,000 and $29,000 for services rendered under this engagement during fiscal year 2007 and 2006, respectively.  These fees totaled more than 5% of AAPR’s gross revenues for its fiscal year ended January 31, 2007.

4.	INVENTORIES

Inventories are summarized as follows:

	September 30, 2007	October 1, 2006
Raw ingredients	$7,394,169	$4,031,162
Finished product	8,316,681	5,429,298
Packaging	2,386,193	1,507,886
	$18,097,043	$10,968,346

5.	LONG-TERM DEBT

Long-term debt of the Company as of September 30, 2007 and October 1, 2006 is summarized as follows:

	September 30, 2007	October 1, 2006

Tranche A Term Loans payable to GCF	$25,489,762	$24,000,000
Tranche B Term Loans payable to GCF	15,650,000	15,000,000
LIBOR revolving loans payable to GCF	2,500,000	2,000,000
Equipment loans	860,576	323,902
Capital lease	561,430	-
	45,061,768	41,323,902

Less current maturities	(2,492,702)	(2,739,167)
Less debt discount	(1,186,234)	(1,365,470)
	$41,382,832	$37,219,265

The Company executed a senior secured credit agreement with Guggenheim Corporate Funding, LLC (“GCF”) on April 17, 2006. Under the credit agreement, GCF acts as collateral agent, administrative agent, arranger and syndication agent in connection with loans made by various lenders, including affiliates of GCF.  The facility was originally structured as a $7.5 million non-amortizing revolving loan, a $25.0 million amortizing Tranche A Term Loan and a $15.0 million non-amortizing Tranche B Term Loan.

5.	LONG-TERM DEBT (continued)

On March 9, 2007, the Company executed a second amendment to the senior secured credit agreement allowing for $7.0 million of additional capital expenditures to facilitate new business by increasing plant capacity and improving line efficiency, to be funded by increases of $3.5 million in each of the Tranche A and Tranche B Term Loans.

As of September 30, 2007, the facility with GCF, reflecting principal payments and the March 9, 2007 amendment, was a $49.6 million senior secured credit facility maturing in May 2011, secured by a first priority lien on substantially all of the Company’s assets. As of September 30, 2007, the facility was structured as a $7.5 million non-amortizing revolving loan, a $26.5 million amortizing Tranche A Term Loan and a $15.6 million non-amortizing Tranche B Term Loan. The facility bears interest, adjustable quarterly, at the London Inter Bank Offered Rate (“LIBOR”) plus the Applicable Margin for LIBOR loans or, at the Company’s option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus the Applicable Margin for Alternate Base Rate Loans, as follows:

		Applicable Margin for Alternate Base Rate Loans	Applicable Margin for LIBOR Loans
	Total Debt to EBITDA Ratio for Last Twelve Months	Revolving Loan	Revolving Loan	Tranche A Term Loan	Tranche B Term Loan
Greater than	3.00:1.00	2.50%	3.50%	3.75%	6.25%
Greater than or equal to but less than or equal to	2.00:1.00 3.00:1.00	2.25%	3.25%	3.50%	6.00%
Less than	2.00:1.00	2.00%	3.00%	3.25%	5.75%

As of September 30, 2007, the Company’s principal balances on the loans totaled $43.6 million, consisting of $25.5 million in Tranche A Term Loans, $15.6 million in Tranche B Term Loans and $2.5 million in LIBOR revolving loans.  At September 30, 2007, interest rates on the Tranche A Term Loans, Tranche B Term Loans and LIBOR revolving loans were 9.1%, 11.6% and 8.8%, respectively.  For the fiscal year ended September 30, 2007, the Company incurred $4.0 million in interest expense net of $186,000 in capitalized interest.  For the fiscal year ended October 1, 2006, the Company incurred $5.1 million in interest expense.  At September 30, 2007, the facility had been reduced by mandatory principal payments on the Tranche A Term Loan of $3.0 million and voluntary principal payments on the Tranche B Term Loan of $2.9 million.  As of September 30, 2007, the Company had $5.0 million available to use on the revolving loan.

Initial proceeds from the GCF facility, received May 16, 2006, were used to repay approximately $44.5 million in existing debt and related fees and expenses in connection with the termination of the Company’s former financing arrangements and to pay approximately $1.6 million in fees and expenses relating to the new financing.  Of these fees, $1.3 million is recorded as debt discount, net of accumulated amortization, on the accompanying balance sheet as of September 30, 2007.  The Company recorded a pretax charge of approximately $176,000 in connection with the termination of the former financing arrangements in the third quarter of fiscal year 2006.  The Company paid GCF an additional $132,000 in fees and expenses on March 9, 2007 related to the second amendment, which was recorded as a debt discount.

The GCF facility contains covenants whereby, among other things, the Company is required to maintain compliance with agreed levels of earnings before interest, taxes, depreciation and amortization, interest coverage, fixed charge coverage, leverage targets, annual capital expenditures and incremental indebtedness limits.

5. LONG-TERM DEBT (continued)

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

As of September 30, 2007, the Company was in compliance with the covenant requirements of the agreement with GCF.  The Company believes it is probable that it will remain in compliance with all of those covenant requirements for the foreseeable future.  However, if the Company fails to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under its financing arrangements could result and interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect its financial condition, results of operations and cash flows.

Mandatory payments on the Company’s long-term debt as of September 30, 2007 were as follows:

2008	$2,492,702
2009	2,756,473
2010	2,994,678
2011	36,809,315
2012	8,600
Total payments (1)	$45,061,768

(1) Includes General Electric capital lease of $842,168 as amended commencing on October 2, 2006.

6.	SHAREHOLDERS' EQUITY

On December 23, 2005, LLCP received 283,076 shares of the Company’s common stock upon surrender and conversion in full of the 23.57 shares of Series A Convertible Preferred Stock it then held.

In addition, LLCP received 198 shares of the Company’s common stock upon cashless exercise in full of the two warrants it held to purchase an aggregate of 200 shares of the Company’s common stock at an exercise price of $0.0000008 per share, for a rounded aggregate exercise price of $0.01.

Stock Options

The Company adopted stock option plans in October 2002 and May 2005.  The Company reserved 800,000 and 550,000 shares of common stock under the plans adopted in October 2002 and May 2005, respectively, for the issuance to eligible directors and employees of, and consultants to, the Company under the plans.  The plans provide for the grant of both incentive stock options (at exercise prices no less than fair value at the date of grant) and non-qualified stock options (at exercise prices as determined by the Company’s Compensation Committee).  Such options may be exercisable as determined by such Committee.  The plans expire ten years following their adoption.

6.	SHAREHOLDERS' EQUITY (continued)

Pro forma information regarding net income and earnings per share is required by SFAS No. 123R, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123R.  No options were granted in fiscal years 2007 and 2006. The fair value for the options granted in fiscal year 2005 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: weighted-average risk-free interest rate of 3.38%; dividend yield of 0%; weighted-average volatility factor of the expected market price of the Company's common stock of 0.955; and a weighted-average expected life of the options of 3 years.  The weighted-average fair value of options granted during fiscal year 2005 was $0.88.

A summary of the Company’s stock option activity and related information follows:

	For the Fiscal Years Ended
	September 30,		October 1,		October 2,
	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	1,102,000	$1.47	1,184,000	$1.43	672,000	$1.28
Granted	-	$-	-	$-	539,000	$1.61
Exercised	353,000	$1.26	82,000	$0.92	27,000	$1.47
Canceled	-	$-	-	$-	-	$-
Outstanding at end of year	749,000	$1.56	1,102,000	$1.47	1,184,000	$1.43
Exercisable at end of year	749,000	$1.56	1,102,000	$1.47	1,184,000	$1.43

Exercise prices for the 749,000 options outstanding as of September 30, 2007 ranged from $0.48 to $2.50.  The weighted-average contractual life of those options is 5.6 years.  The following table summarizes information about stock options outstanding as of September 30, 2007:

	Options Outstanding				Options Exercisable
		Weighted-
		Average Remaining	Weighted -Average	Aggregate		Weighted- Average	Aggregate
	Number	Contractual	Exercise	Intrinsic	Number	Exercise	Intrinsic
	Outstanding	Life	Price	Value(1)	Exercisable	Price	Value(1)
$2.50	23,148	7	$2.50	$22,222	23,148	$2.50	$22,222
$2.00	23,148	7	$2.00	$33,796	23,148	$2.00	$33,796
$1.60	472,000	5	$1.60	$877,920	472,000	$1.60	$877,920
$1.50	23,148	7	$1.50	$45,370	23,148	$1.50	$45,370
$1.47	179,556	7	$1.47	$357,316	179,556	$1.47	$357,316
$0.48	28,000	1	$0.48	$83,440	28,000	$0.48	$83,440
$0.48 - $2.50	749,000	5.6	$1.56	$1,420,064	749,000	$1.56	$1,420,064

___________________

(1)	Based on the last reported sale price of the Company’s common stock of $3.46 on September 28, 2007 (the last trading day during fiscal year 2007).

The total intrinsic value of options exercised during the fiscal year ended September 30, 2007 was $1,206,855 at the time of exercise.

7.	NET INCOME PER SHARE

The following table sets forth the calculation of income per share for the periods presented:

	For the Fiscal Years Ended
	September 30, 2007	October 1, 2006	October 2, 2005

Basic EPS Computation:
Numerator:
Net income	$4,562,461	$5,101,985	$3,696,165
Denominator:
Weighted-average common shares outstanding	15,338,038	15,204,424	14,863,716
Total shares	15,338,038	15,204,424	14,863,716
Basic EPS	$0.30	$0.34	$0.25

Diluted EPS Computation:
Numerator:
Net income	$4,562,461	$5,101,985	$3,696,165
Denominator:
Weighted-average common shares outstanding	15,338,038	15,204,424	14,863,716
Incremental shares from assumed conversion of preferred stock and exercise of stock option and warrants	465,071	676,083	711,743
Total shares	15,803,109	15,880,507	15,575,459
Diluted EPS	$0.29	$0.32	$0.24

8.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30,	October 1,
	2007	2006

Compensation	$2,119,833	$1,905,144
Taxes other than income taxes	28,155	93,514
Interest	22,962	23,140
Other	1,164,223	892,795
	$3,335,173	$2,914,593

9.	INCOME TAXES

Income tax provision consisted of the following:

	For the Fiscal Years Ended
	September 30, 2007	October 1, 2006	October 2, 2005
Current:
Federal	$1,611,133	$233,823	$120,362
State	626,357	432,158	39,223
Total current	2,237,490	665,981	159,585

Deferred:
Federal	672,684	2,454,692	1,384,900
State	38,586	335,027	290,946
Total deferred	711,270	2,789,719	1,675,846

Total income tax provision	$2,948,760	$3,455,700	$1,835,431

In fiscal years 2007 and 2006, the Company recorded a $17,000 valuation allowance against a capital loss carryforward that the Company does not anticipate utilizing.

The total income tax provision was 39.3%, 40.4% and 33.2% of pretax income for the fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005, respectively.  A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:

	For the Fiscal Years Ended
	September 30, 2007	October 1, 2006	October 2, 2005

Computed tax provision at federal statutory rate (34%)	$2,553,815	$2,930,873	$1,880,743
State income tax provision, net of federal benefit	438,863	503,824	281,953
Permanent items	(26,760)	34,669	28,257
Valuation allowance change	–	17,195	(337,000)
Other	(17,158)	(30,861)	(18,522)
	$2,948,760	$3,455,700	$1,835,431

9.	INCOME TAXES (continued)

The deferred tax assets and deferred tax liabilities recorded on the balance sheet are as follows:

	September 30, 2007		October 1, 2006
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities

Current:
Inventory, accounts receivable	$154,786	$–	$391,394	$–
Accrued liabilities	992,315	–	827,631	–
Prepaid expenses	–	(184,632)	–	(207,263)
Other	–	(1,705)	2,987	–
	1,147,101	(186,337)	1,222,012	(207,263)

Noncurrent:
Net operating loss carry forwards & AMT credit	$–	$–	$534,547	$–
Deposits and deferrals	91,465	–	84,164	–
Depreciation	251,222	–	88,756	–
Goodwill	–	(1,837,468)	–	(1,544,964)
Valuation Allowance	(17,195)	–	(17,195)	–
Other	–	(3,318)
	325,492	(1,840,786)	690,272	(1,544,964)
Total deferred taxes net of valuation allowance	$1,472,593	$(2,027,123)	$1,912,284	$(1,752,227)

Failure by the Company to successfully maintain improved margins, grow revenues and/or maintain anticipated savings on future interest costs, and maintain profitable operating results in the near term, could adversely affect the Company’s expected realization of some or all of its deferred tax assets and could require the Company to record a valuation allowance against some or all of such assets, which could adversely affect the Company’s financial position and results of operations.

As of September 30, 2007, the Company had no net operating losses or alternative minimum tax credits available for carryforward for federal tax purposes.

10.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company enters into monthly and long-term leases.  Future minimum lease payments for all long-term operating leases, including facilities and equipment, at September 30, 2007 were as follows:

2008	$1,957,847
2009	1,841,862
2010	1,656,651
2011	1,087,968
2012	1,027,658
2013 and thereafter	3,968,248
$11,540,234

10.    COMMITMENTS AND CONTINGENCIES (continued)

The Company leases its facilities under operating leases expiring through September 2011, with an option for a five-year extension on the Plant No. 1 operating facility in Vernon.  Certain of the other leases provide for renewal options at substantially the same terms as the current leases.

The Company’s lease of its primary operating facility requires the premises to be restored to its original condition upon the termination of the lease.  Accordingly, the Company has recorded a liability of $354,000 representing the present value of the estimated restoration costs at September 30, 2007.  The corresponding asset is being depreciated over 13 years, and the present value of the liability is being accreted over the term in order to establish a reserve at the end of the lease equal to the refurbishment costs.

Certain of the Company’s equipment leases provide for declining annual rental amounts.  Rent expense is recorded on a straight-line basis over the term of the lease.  Accordingly, deferred rent is recorded in the accompanying balance sheets in other assets as the difference between rent expense and amounts paid under the terms of the lease agreements.

Rent expense, including monthly equipment rentals, was approximately $2.3 million, $2.7 million and $2.5 million, for the fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005, respectively.

The Company maintains an employment agreement with its Chief Executive Officer, James Rudis.  Mr. Rudis’ employment agreement, as amended, initially ran through October 31, 2007.  Pursuant to a termination option extension agreement the Company entered into with Mr. Rudis on November 30, 2006, the Company and Mr. Rudis chose not to terminate the employment agreement.  On December 10, 2007, our board of directors approved a modification and extension for Mr. Rudis’ employment agreement.  The new agreement will be effective December 1, 2007 and expire on November 30, 2009.  The employment agreement will automatically renew thereafter from year-to-year unless terminated by Mr. Rudis or the Company upon giving to Mr. Rudis minimum notice of at least 90 days prior to the beginning of the next annual extension period.  The value of the remaining obligations under Mr. Rudis’ employment agreement as of September 30, 2007 was $91,000.  Subsequent to signing the new agreement, the Company will be obligated to pay Mr. Rudis $423,000 and $348,000 during the years ending September 28, 2008 and September 27, 2009, respectively.

The Company’s open purchase orders for raw materials and contractual obligations to purchase raw protein within the next year totals $12.4 million.

Contingencies

The Company is involved in certain legal actions and claims arising in the ordinary course of business.  Management believes (based, in part, on advice of legal counsel) that such contingencies will be resolved without materially and adversely affecting the Company’s financial position, results of operations or cash flows.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  The Company performs on-going credit evaluations of each customer’s financial condition and generally requires no collateral from its customers.  The Company charges off uncollectible accounts at the point in time when no recovery is expected.

Receivables related to Jenny Craig, Inc., Panda Restaurant Group, Inc. (through their distributors), H.J. Heinz Company, Inc. and Safeway Inc. accounted for approximately 27%, 26%, 17% and 10%, respectively, of the Company’s total accounts receivable balance at September 30, 2007 and approximately 38%, 34%, 0% and 1%, respectively, of the Company’s total accounts receivable balance at October 1, 2006.

10.  COMMITMENTS AND CONTINGENCIES (continued)

Significant Customers

Significant customers accounted for the following percentages of the Company’s revenues:

	For the Fiscal Years Ended
	September 30,	October 1,	October 2,
	2007	2006	2005

Panda Restaurant Group, Inc.	27%	35%	31%
Jenny Craig, Inc.	26%	28%	19%

No other customer accounted for revenues of 10% or more in the periods presented.

Concentration of Sources of Labor

The Company’s total hourly and salaried workforce consisted of approximately 1,064 employees at September 30, 2007.  Approximately 84% of the Company’s workforce is covered by a three-year collective bargaining agreement renewed effective March 1, 2005.

Liquidated Damages

On December 23, 2005, LLCP resold to 15 institutional investors in a private transaction all of the 5,771,661 shares of the Company’s common stock that LLCP owned of record as of that date (“Transferred Shares”). To facilitate LLCP's sale of the Transferred Shares, the Company made various representations and warranties as a party to a stock purchase agreement with LLCP and the investors.  In addition, the Company entered into a registration rights agreement with the investors that required the Company to register for resale the Transferred Shares and to maintain the effectiveness of the registration statement for a maximum of 24 months following the closing date. The registration statement was declared effective by the Securities and Exchange Commission on April 13, 2006. If the Company is unable to meet its obligations under the registration rights agreement to maintain the effectiveness of the registration statement, the Company will be required to pay to each investor liquidated damages equal to 1% of the amount paid by the investor for the Transferred Shares still owned by the investor on the date of the default and 1% of the amount paid by the investor for the Transferred Shares still owned by the investor on each monthly anniversary of the date of the default that occurs prior to the cure of the default.  The registration statement has been effective for 19 months, 21 months have elapsed since the closing date and approximately 2,200,000 Transferred Shares are still owned by the investors.  At this time, the Company is unaware of the existence of any circumstances that would cause the registration statement to no longer be effective.

11.  EMPLOYEE BENEFIT PLANS

In April 1997, Overhill Farms introduced a retirement savings plan under Section 401(k) of the Internal Revenue Code.  The plan covers substantially all non-union employees meeting minimum service requirements.

Effective March 1, 2005, Overhill Farms executed a new three-year contract with the UFCW Union, Local 770, that eliminated the need for a previous provision in its 401(k) plan established in January 2002 for its union employees that required an annual contribution to be made by the Company in the event that revenues exceeded specific thresholds.

Employees voluntarily make contributions under both plans.  The Company does not provide for a match to the employees’ contributions, and its expenses related to the plans have not been significant.  The Company’s 2006 bonus program permitted a discretionary bonus equal to 2% of non-union employees’ gross W-2 earnings in the form of a 401(k) contribution. The total contribution under the 2006 bonus program of $254,000 was made during fiscal year 2007.  The Company’s 2007 bonus program permits a discretionary bonus equal to 3% of non-union employees’ gross W-2 earnings in the form of a 401(k) contribution to be made during fiscal year 2008.

12.QUARTERLY FINANCIAL DATA (unaudited)

	For the Fiscal Year Ended September 30, 2007
	December 31, 2006 (13 weeks)	April 1, 2007 (13 weeks)	July 1, 2007 (13 weeks)	September 30, 2007 (13 weeks)

Net revenues	$40,538,492	$46,028,425	$53,079,823	$52,994,834

Gross profit	5,506,502	4,210,388	5,326,133	4,904,883

Operating income	3,729,285	2,533,333	3,004,555	2,633,300

Net income	1,555,759	875,043	1,100,645	1,031,014

Net income per share – basic	$0.10	$0.06	$0.07	$0.07

Net income per share – diluted	$0.10	$0.06	$0.07	$0.06

	For the Fiscal Year Ended October 1, 2006
	January 1, 2006 (13 weeks)	April 2, 2006 (13 weeks)	July 2, 2006 (13 weeks)	October 1, 2006 (13 weeks)

Net revenues	$39,588,808	$43,693,519	$43,957,858	$41,069,406

Gross profit	4,393,397	5,202,825	6,244,478	5,643,972

Operating income	2,544,179	3,460,619	4,450,415	3,833,150

Net income	607,149	1,212,764	1,718,981	1,563,091

Net income per share – basic	$0.04	$0.08	$0.11	$0.10

Net income per share – diluted	$0.04	$0.08	$0.11	$0.10

Schedule II

OVERHILL FARMS, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Additions	Deductions(1)	Balance at End of year

Allowance for Doubtful Accounts
2007	$(15,000)	$(12,000)	$9,000	$(18,000)
2006	(196,000)	-	181,000	(15,000)
2005	(125,000)	(170,000)	99,000	(196,000)

Inventory Excess and Obsolete Reserve
2007	$(820,000)	$(313,000)	$553,000	$(580,000)
2006	(814,000)	(608,000)	602,000	(820,000)
2005	(216,000)	(802,000)	204,000	(814,000)

Income Tax Valuation Allowance
2007	$(17,000)	$-	$-	$(17,000)
2006	-	(17,000)	-	(17,000)
2005	(425,000)	-	425,000	-
______________

(1) Deductions to the allowance for doubtful accounts consist of write-offs, net of recoveries.

Exhibit Number	Index of Exhibits Attached to this Report

10.27	Description of Employment Arrangement between Overhill Farms, Inc. and Tracy E. Quinn

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002