Form 10-Q
period 2007-12-30
OVERHILL FARMS INC
filed 2008-02-07
CIK 1101020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
     (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 2007

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

Large Accelerated Filer [ ] Accelerated Filer [X] Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of February 7, 2008, there were 15,792,699 shares of the issuer's common stock, $.01 par value, outstanding.

                              OVERHILL FARMS, INC.
                                    FORM 10-Q
                         QUARTER ENDED DECEMBER 30, 2007

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1.  Financial Statements

     Condensed Balance Sheets as of December 30, 2007 (unaudited)
     and September 30, 2007                                                    2

     Condensed Statements of Income (unaudited) for the Quarters
     Ended December 30, 2007 and December 31, 2006                             4

     Condensed Statements of Cash Flows (unaudited) for the Quarters
     Ended December 30, 2007 and December 31, 2006                             5

     Notes to Condensed Financial Statements (unaudited)                       7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 12

Item 3. Quantitative and Qualitative Disclosures about Market Risk            18

Item 4. Controls and Procedures                                               18

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                     19

Item 6. Exhibits                                                              19

SIGNATURES                                                                    20

EXHIBITS ATTACHED TO THIS FORM 10-Q                                           21

ITEM 1.   FINANCIAL STATEMENTS

                                            OVERHILL FARMS, INC.
                                          CONDENSED BALANCE SHEETS

                                                   ASSETS


                                                                               December 30,   September 30,
                                                                                  2007            2007
                                                                              ------------    ------------
                                                                              (Unaudited)

Current assets:
   Cash                                                                       $  1,295,612    $  1,325,868
   Accounts receivable, net of allowance for doubtful accounts of $16,000
     and $18,000 at December 30, 2007 and September 30, 2007, respectively      20,656,342      21,073,735
   Inventories                                                                  16,756,914      18,097,043
   Prepaid expenses and other                                                      797,314       1,170,053
   Deferred income taxes                                                           960,764         960,764
                                                                              ------------    ------------
           Total current assets                                                 40,466,946      42,627,463
                                                                              ------------    ------------

Property and equipment, at cost:
   Fixtures and equipment                                                       23,036,555      22,997,549
   Leasehold improvements                                                       10,250,510      10,254,496
   Automotive equipment                                                             50,854          50,854
                                                                              ------------    ------------
                                                                                33,337,919      33,302,899
   Less accumulated depreciation and amortization                              (14,089,710)    (13,685,015)
                                                                              ------------    ------------
           Total property and equipment                                         19,248,209      19,617,884
                                                                              ------------    ------------

Other assets:
   Excess of cost over value of net assets acquired                             12,188,435      12,188,435
   Deferred financing costs, net of accumulated amortization of $278,000
     and $258,000 at December 30, 2007 and September 30, 2007, respectively        307,506         327,633
   Other                                                                         1,325,515       1,389,006
                                                                              ------------    ------------
           Total other non-current assets                                       13,821,456      13,905,074
                                                                              ------------    ------------

Total assets                                                                  $ 73,536,611    $ 76,150,421
                                                                              ============    ============



                                The accompanying notes are an integral part
                                  of these condensed financial statements.




                                             OVERHILL FARMS, INC.
                                     CONDENSED BALANCE SHEETS (CONTINUED)


                                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                 December 30,  September 30,
                                                                                    2007            2007
                                                                                 ------------   ------------
                                                                                 (Unaudited)
Current liabilities:
   Accounts payable                                                              $ 10,170,110   $ 15,005,394
   Accrued liabilities                                                              3,693,323      2,981,658
   Current maturities of long-term debt                                             2,502,464      2,492,702
                                                                                 ------------   ------------
           Total current liabilities                                               16,365,897     20,479,754

Long-term accrued liabilities                                                         366,032        353,515
Deferred tax liabilities                                                            1,515,294      1,515,294
Long-term debt, less current maturities, net of unamortized debt discount of
   $1,105,000 and $1,186,000 at December 30, 2007 and September 30, 2007,
   respectively                                                                    41,280,774     41,382,832
                                                                                 ------------   ------------
           Total liabilities                                                       59,527,997     63,731,395
                                                                                 ------------   ------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $0.01 par value, authorized 50,000,000 shares, 4.43 designated as Series A convertible preferred stock, 0 shares issued and
     outstanding                                                                           --             --
   Common stock, $0.01 par value, authorized 100,000,000 shares, issued and
     outstanding 15,620,271 shares at December 30, 2007 and September 30, 2007        156,203        156,203
   Additional paid-in capital                                                      11,116,989     11,116,989
   Retained earnings                                                                2,735,422      1,157,478
   Accumulated other comprehensive loss                                                    --        (11,644)
                                                                                 ------------   ------------
           Total shareholders' equity                                              14,008,614     12,419,026
                                                                                 ------------   ------------

Total liabilities and shareholders' equity                                       $ 73,536,611   $ 76,150,421
                                                                                 ============   ============


                                 The accompanying notes are an integral part
                                   of these condensed financial statements.



                              OVERHILL FARMS, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                      For the Quarter Ended
                                                   ----------------------------
                                                   December 30,    December 31,
                                                      2007             2006
                                                   ------------    ------------

Net revenues                                       $ 56,826,629    $ 40,538,492
Cost of sales                                        50,839,325      35,031,990
                                                   ------------    ------------
Gross profit                                          5,987,304       5,506,502

Selling, general and administrative expenses          2,211,232       1,777,217
                                                   ------------    ------------

Operating income                                      3,776,072       3,729,285

Interest expense:
  Interest expense                                     (993,008)     (1,020,818)
  Amortization of deferred financing costs             (101,504)        (93,541)
                                                   ------------    ------------
Total interest expense                               (1,094,512)     (1,114,359)

Other expense                                           (11,603)        (18,099)
                                                   ------------    ------------

Income before income taxes                            2,669,957       2,596,827

Income tax expense                                    1,092,013       1,041,068
                                                   ------------    ------------

Net income                                         $  1,577,944    $  1,555,759
                                                   ============    ============

Net income per share:

  Basic                                            $       0.10    $       0.10
                                                   ============    ============

  Diluted                                          $       0.10    $       0.10
                                                   ============    ============

Shares used in computing net income per share:

  Basic                                              15,620,271      15,267,271
  Diluted                                            15,862,067      15,672,313




                   The accompanying notes are an integral part
                    of these condensed financial statements.




                                     OVERHILL FARMS, INC.
                              CONDENSED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)



                                                                    For the Quarter Ended
                                                                  --------------------------
                                                                  December 30,   December 31,
                                                                     2007           2006
                                                                  -----------    -----------

Operating Activities:
   Net income                                                     $ 1,577,944    $ 1,555,759
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                    730,668        535,666
     Amortization of debt discount and deferred financing costs       101,505         93,541
     Loss on asset disposals                                           55,325         19,641
     Provision for doubtful accounts                                   (1,941)            --
     Deferred income taxes                                                 --        380,362
     Loss (gain) on sale of marketable securities                      11,644         (2,999)
     Changes in:
       Accounts receivable                                            419,334      1,682,184
       Inventories                                                  1,340,129       (994,825)
       Prepaid expenses and other assets                              382,254        410,305
       Accounts payable                                            (4,835,284)      (350,861)
       Accrued liabilities                                            711,665        547,128
                                                                  -----------    -----------
Net cash provided by operating activities                             493,243      3,875,901
                                                                  -----------    -----------

Investing Activities:
   Additions to property and equipment                               (403,800)      (724,240)
   Proceeds from sale of property and equipment                            --         10,238
   Sale of marketable securities                                       53,976         38,530
                                                                  -----------    -----------
Net cash used in investing activities                                (349,824)      (675,472)
                                                                  -----------    -----------





                         The accompanying notes are an integral part
                           of these condensed financial statements.





                                     OVERHILL FARMS, INC.
                        CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                         (UNAUDITED)




                                                                   For the Quarter Ended
                                                                ----------------------------
                                                                December 30,     December 31,
                                                                   2007             2006
                                                                -----------      -----------

Financing Activities:
   Borrowings under financing arrangements                      $ 1,000,000      $        --
   Borrowings under equipment loans                                      --          216,617
   Principal payments on debt                                    (1,054,100)      (2,500,000)
   Principal payments on equipment loans                            (51,206)         (16,468)
   Principal payments on capital lease obligation                   (68,369)         (83,765)
                                                                -----------      -----------
Net cash used in financing activities                              (173,675)      (2,383,616)
                                                                -----------      -----------

Net (decrease) increase in cash                                     (30,256)         816,813
Cash at beginning of period                                       1,325,868        2,111,251
                                                                -----------      -----------

Cash at end of period                                           $ 1,295,612      $ 2,928,064
                                                                ===========      ===========

Supplemental Schedule of Cash Flow Information:
   Cash paid during the period for:
     Interest                                                   $   679,236      $ 1,027,815
     Income taxes                                               $        --      $        --

   Non-cash transactions:
     Capital lease obligation                                   $        --      $   842,168





                         The accompanying notes are an integral part
                           of these condensed financial statements.

                              OVERHILL FARMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 30, 2007
                                   (UNAUDITED)


1.       NATURE OF BUSINESS AND ORGANIZATIONAL MATTERS

     Overhill Farms, Inc. (the "Company" or "Overhill Farms") is a value-added manufacturer of quality frozen food products including entrees, plated meals, meal components, soups, sauces, as well as poultry, meat and fish specialties.

2.       BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 28, 2008 or for any other period. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The condensed balance sheet at September 30, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

     For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2007.

3.       RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact adoption may have on its financial condition or results of operations.

4.       INVENTORIES

     Inventories are summarized as follows:
                                                 December 30,      September 30,
                                                    2007               2007
                                                 -----------       -----------
        Raw ingredients                          $ 6,759,180       $ 7,394,169
        Finished product                           7,818,045         8,316,681
        Packaging                                  2,179,689         2,386,193
                                                 -----------       -----------
                                                 $16,756,914       $18,097,043
                                                 ===========       ===========

5.       LONG-TERM DEBT

     Long-term debt of the Company as of December 30, 2007 was as follows:


Tranche A Term Loans payable to GCF                       $   25,489,762
Tranche B Term Loans payable to GCF                           15,650,000
LIBOR revolving loans payable to GCF                           2,445,900
Equipment loans                                                  809,371
Capital lease                                                    493,061
                                                          --------------
                                                              44,888,094
                                                          --------------
Less current maturities                                       (2,502,464)
Less debt discount                                            (1,104,856)
                                                          --------------
                                                          $   41,280,774
                                                          ==============

     The Company executed a senior secured credit agreement with Guggenheim Corporate Funding, LLC ("GCF") on April 17, 2006. Under the credit agreement, GCF acts as collateral agent, administrative agent, arranger and syndication agent in connection with loans made by various lenders, including affiliates of GCF. The facility was originally structured as a $7.5 million non-amortizing revolving loan, a $25.0 million amortizing Tranche A Term Loan and a $15.0 million non-amortizing Tranche B Term Loan.

     On March 9, 2007, the Company executed a second amendment to the senior secured credit agreement allowing for $7.0 million of additional capital expenditures to facilitate new business by increasing plant capacity and improving line efficiency, to be funded by increases of $3.5 million in each of the Tranche A and Tranche B Term Loans.

     As of December 30, 2007, the facility with GCF, reflecting principal payments and the March 9, 2007 amendment, was a $49.6 million senior secured credit facility maturing in May 2011, secured by a first priority lien on substantially all of the Company's assets. As of December 30, 2007, the facility was structured as a $7.5 million non-amortizing revolving loan, a $26.5 million amortizing Tranche A Term Loan and a $15.7 million non-amortizing Tranche B Term Loan. The facility bears interest, adjustable quarterly, at the London Inter Bank Offered Rate ("LIBOR") plus the Applicable Margin for LIBOR loans or, at the Company's option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus the Applicable Margin for Alternate Base Rate Loans, as follows:


                                           Applicable
                                           Margin for
                        Total Debt to    Alternate Base                     Applicable Margin for
                        EBITDA Ratio       Rate Loans                            LIBOR Loans
                          for last       ---------------     ----------------------------------------------------
                           Twelve                                                  Tranche A          Tranche B
                           Months         Revolving Loan     Revolving Loan        Term Loan          Term Loan
-----------------------------------------------------------------------------------------------------------------
Greater than              3.00:1.00           2.50%              3.50%              3.75%              6.25%

Greater than or
equal to but less         2.00:1.00
than or equal to          3.00:1.00           2.25%              3.25%              3.50%              6.00%

Less than                 2.00:1.00           2.00%              3.00%              3.25%              5.75%
-----------------------------------------------------------------------------------------------------------------

     As of December 30, 2007, the Company's principal balances on the loans totaled $43.6 million, consisting of $25.5 million in Tranche A Term Loans, $15.7 million in Tranche B Term Loans and $2.4 million in LIBOR revolving loans. At December 30, 2007, interest rates on the Tranche A Term Loans, Tranche B Term Loans and LIBOR revolving loans were 8.3%, 10.8% and 8.1%, respectively. For the quarter ended December 30, 2007, the Company incurred $993,000 in interest expense, excluding amortization of deferred financing costs, net of $43,000 in capitalized interest. For the quarter ended December 31, 2006, the Company incurred $1.0 million in interest expense. At December 30, 2007, the facility had been reduced by mandatory principal payments on the Tranche A Term Loan of $3.0 million and voluntary principal payments on the Tranche B Term Loan of $2.9 million. As of December 30, 2007, the Company had $5.1 million available to borrow under the revolving loan.

     Initial proceeds from the GCF facility, received on or about May 16, 2006, were used to repay approximately $44.5 million in existing debt and related fees and expenses in connection with the termination of the Company's former financing arrangements and to pay approximately $1.6 million in fees and expenses relating to the new financing. Of these fees, $1.1 million is recorded as debt discount, net of accumulated amortization, on the accompanying balance sheet as of December 30, 2007. The Company recorded a pretax charge of approximately $176,000 in connection with the termination of the former financing arrangements in the third quarter of fiscal year 2006. The Company paid GCF an additional $132,000 in fees and expenses on March 9, 2007 related to the second amendment, which was recorded as a debt discount.

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

     As of December 30, 2007, the Company was in compliance with the covenant requirements of the agreement with GCF. The Company believes it is probable that it will remain in compliance with all of those covenant requirements for the foreseeable future. However, if the Company fails to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under its financing arrangements could result and interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect its financial condition, results of operations and cash flows.

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

6.       PER SHARE DATA

   The following table sets forth the calculation of earnings per share ("EPS") for the periods presented:

                                                           Quarter Ended
                                                     --------------------------
                                                     December 30,   December 31,
                                                        2007           2006
                                                     -----------    -----------

Basic EPS Computation:
Numerator:
  Net income                                         $ 1,577,944    $ 1,555,759
Denominator:
  Weighted average common shares outstanding          15,620,271     15,267,271
                                                     -----------    -----------
          Total shares
                                                      15,620,271     15,267,271
                                                     ===========    ===========
           Basic EPS                                 $      0.10    $      0.10
                                                     ===========    ===========


Diluted EPS Computation:
Numerator:
  Net income                                         $ 1,577,944    $ 1,555,759
Denominator:
  Weighted average common shares outstanding          15,620,271     15,267,271
  Incremental shares from assumed
      exercise of stock options                          241,796        405,042
                                                     -----------    -----------
          Total shares                                15,862,067     15,672,313
                                                     ===========    ===========
          Diluted EPS                                $      0.10    $      0.10
                                                     ===========    ===========


7.       STOCK OPTIONS

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment"("SFAS 123(R)"), which requires the Company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Accordingly, with the adoption of SFAS 123(R), any future option awards will have an impact on the Company's results of operations, although awards will have no impact on the Company's overall financial position. The Company adopted SFAS 123(R) on October 3, 2005 utilizing the modified prospective method. The Company's adoption of SFAS 123(R) did not impact the Company's income before income tax expense, net income and basic and diluted earnings per share since no options were granted during the quarters ended December 30, 2007 and December 31, 2006, respectively, and all of the Company's outstanding options were fully vested at the date of adoption of this standard.

8.       INCOME TAXES

     The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty of Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48") on October 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The total amount of unrecognized tax benefits as of the date of adoption was not material. The Company has substantially concluded all U.S. federal income tax matters for years through fiscal year 2004. As a result of the implementation of FIN 48, the Company recorded no increase in the liability for unrecognized tax benefits and the balance of unrecognized tax benefits was zero at December 30, 2007.

     The Company has adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of income taxes. The total amount of interest and penalty recognized in the statement of income was zero for the quarter ended December 30, 2007.

     The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions.

     The effective tax rates were 40.9% and 40.1% for the quarter of each of fiscal years 2008 and 2007, respectively, which is consistent with the statutory rate.

9.       CONTINGENCIES

         LEGAL PROCEEDINGS

     The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes that such contingencies will be resolved without materially and adversely affecting the Company's financial position, results of operations or cash flows.

         CONCENTRATIONS OF CREDIT RISK

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. The Company performs on-going credit evaluations of each customer's financial condition and generally requires no collateral from its customers. The Company charges off uncollectible accounts at the point in time when no recovery is expected.

     A significant portion of the Company's total net revenues during the first quarter of fiscal years 2008 and 2007 was derived from four customers. Panda Restaurant Group, Inc., Jenny Craig, Inc., H. J. Heinz Company and Safeway Inc. accounted for approximately 24%, 21%, 16% and 11%, respectively, of the Company's total net revenues for the quarter ended December 30, 2007 and approximately 35%, 30%, 0% and 2%, respectively, of the Company's total net revenues for the quarter ended December 31, 2006. Receivables related to Panda Restaurant Group, Inc. (through its distributors), H. J. Heinz Company, Jenny Craig, Inc. and Safeway Inc. accounted for approximately 28%, 26%, 13% and 9%, respectively, of the Company's total accounts receivable balance for the quarter ended December 30, 2007 and approximately 44%, 0%, 28% and 3%, respectively, of the Company's total accounts receivable balance for the quarter ended December 31, 2006.

         LIQUIDATED DAMAGES

     On December 23, 2005, Levine Leichtman Capital Partners II, L.P. ("LLCP") resold to 15 institutional investors in a private transaction all of the 5,771,661 shares of the Company's common stock that LLCP owned of record as of that date ("Transferred Shares"). To facilitate LLCP's sale of the Transferred Shares, the Company made various representations and warranties as a party to a stock purchase agreement with LLCP and the investors. In addition, the Company entered into a registration rights agreement with the investors that required the Company to register for resale the Transferred Shares and to maintain the effectiveness of the registration statement for a maximum of 24 months following the closing date. The registration statement was declared effective by the Securities and Exchange Commission on April 13, 2006 and remained effective through December 23, 2007, the end of the required effectiveness period. Accordingly, the Company did not incur any liquidated damages with respect to its registration obligations.

10.      RELATED PARTY TRANSACTIONS

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

     In February 2004, the Company engaged Alexander Auerbach & Co., Inc. ("AAPR") to provide the Company with public relations and marketing services. AAPR provides public relations, media relations and communications marketing services to support the Company's sales activities. Alexander Auerbach, who is a director and stockholder of the Company, is a stockholder, director and officer of AAPR. Fees paid to AAPR for services rendered under this engagement during the first quarter of fiscal years 2008 and 2007 were immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The following discussion and analysis should be read in conjunction with our condensed financial statements and notes to condensed financial statements included elsewhere in this report. This report, and our condensed financial statements and notes to our condensed financial statements, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements are based on current expectations or beliefs. For this purpose, statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as "continue," "efforts," "expects," "anticipates," "intends," "plans," "believes," "estimates," "projects," "forecasts," "strategy," "will," "goal," "target," "prospects," "optimistic," "confident" or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), on-going business strategies or prospects, and possible future company actions, which may be provided by management, are also forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others:

     o    the impact of competitive products and pricing;

     o market conditions that may affect the costs of raw materials as well as the market for our products;

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

     o    changes in governmental laws and regulations, including income taxes;
          and

     o other factors as may be discussed in this report and other reports we file with the Securities and Exchange Commission ("Commission"), including those described in Item 1A of Part I of our annual report on Form 10-K for the fiscal year ended September 30, 2007 and any updates thereto.

     We do not undertake to update, revise or correct any forward-looking statements, except as otherwise required by law.

OVERVIEW

     We are a leading value-added manufacturer of high quality, prepared frozen food products for branded retail, private label, food service and airline customers. Our product line includes entrees, plated meals, bulk-packed meal components, pastas, soups, sauces, poultry, meat and fish specialties, as well as organic and vegetarian offerings. Our extensive research and development efforts, combined with proprietary recipes and flexible manufacturing capabilities, provide customers with a one-stop solution for new product ideas, formulations and product manufacturing, as well as precise replication of existing recipes. Our capabilities allow customers to outsource product development, product manufacturing and packaging, thereby avoiding significant fixed-cost and variable investments in resources and equipment. Our customers include prominent nationally recognized names such as Panda Restaurant Group, Inc., Jenny Craig, Inc., H. J. Heinz Company, American Airlines, Inc., Safeway Inc. and Pinnacle Foods Corporation.

     Our goal is to be a leading developer and manufacturer of value-added food products and provider of custom prepared frozen foods. We intend to create superior value for our stockholders by continuing to execute our growth and operating strategies, including:

     o diversifying and expanding our customer base by focusing on sectors we believe have attractive growth characteristics, such as foodservice and retail;

     o    investing in and operating efficient production facilities;

     o    providing value-added ancillary support services to customers;

     o offering a broad range of products to customers in multiple channels of distribution; and

     o continuing to pursue growth through strategic acquisitions and investments.

CRITICAL ACCOUNTING POLICIES

     Management's discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. See Note 2 to the financial statements contained in our 2007 annual report on Form 10-K for the year ended September 30, 2007 for a summary of our significant accounting policies. Management believes the following critical accounting policies are related to our more significant estimates and assumptions used in the preparation of our financial statements.

     CONCENTRATIONS OF CREDIT RISK. Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. We perform on-going credit evaluations of each customer's financial condition and generally require no collateral from our customers. A bankruptcy or other significant financial deterioration of any customer could impact its future ability to satisfy its receivables with us. Our allowance for doubtful accounts is calculated based primarily upon specific identification, historical bad debt experience and current market conditions. For the quarters ended December 30, 2007 and December 31, 2006, our write-offs, net of recoveries, to the allowance for doubtful accounts were immaterial.

     A significant portion of our total net revenues during the first quarter of fiscal years 2008 and 2007 was derived from four customers. Panda Restaurant Group, Inc., Jenny Craig, Inc., H. J. Heinz Company and Safeway Inc. accounted for approximately 24%, 21%, 16% and 11%, respectively, of our total net revenues for the quarter ended December 30, 2007 and approximately 35%, 30%, 0% and 2%, respectively, of our total net revenues for the quarter ended December 31, 2006. Receivables related to Panda Restaurant Group, Inc. (through its distributors),
H. J. Heinz Company, Jenny Craig, Inc. and Safeway Inc. accounted for approximately 28%, 26%, 13% and 9%, respectively, of our total accounts receivable balance for the quarter ended December 30, 2007 and approximately 44%, 0%, 28% and 3%, respectively, of our total accounts receivable balance for the quarter ended December 31, 2006.

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

     We establish a reserve for the estimated aged surplus, spoiled or damaged products and discontinued inventory items and components. We determine the amount of the reserve by analyzing inventory composition, expected usage, historical and projected sales information and other factors. Changes in sales volume due to unexpected economic or competitive conditions are among the factors that could result in material increases or decreases in the reserve.

     PROPERTY AND EQUIPMENT. The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from three to ten years. Leasehold improvements to our Plant No. 1 in Vernon, California are amortized over the lesser of the initial lease term plus one lease extension period, initially totaling 15 years, or the estimated useful lives of the assets. Other leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. Depreciation is generally computed using the straight-line method.

     Expenditures for maintenance and repairs are charged to expense as incurred. The cost of materials purchased and labor expended in betterments and major renewals are capitalized. Costs and related accumulated depreciation of properties sold or otherwise retired are eliminated from the accounts, and gains or losses on disposals are included in operating income.

     EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED. We evaluate the excess of cost over fair value of net assets acquired (goodwill) at least annually for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data. At December 30, 2007, we had goodwill of $12.2 million. A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

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

     We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty of Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48") on October 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. We have also adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of income taxes.


RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 30, 2007 COMPARED TO QUARTER ENDED DECEMBER 31, 2006

     While we operate as a single business unit, manufacturing various products on common production lines, revenues from similar customers are grouped into the following natural categories: retail, foodservice and airlines.

     The quarters ended December 30, 2007 and December 31, 2006 were both 13-week periods.

     NET REVENUES. Net revenues for the first quarter of fiscal year 2008 increased $16.3 million (40.2%) to $56.8 million from $40.5 million for the first quarter of fiscal year 2007. We expect total net revenues to continue at an annual run rate of at least $225 million.

     Retail net revenues increased $16.9 million (85.8%) to $36.6 million for first quarter of fiscal year 2008 from $19.7 million for the first quarter of fiscal year 2007. The increase in retail sales was largely due to the addition of a major national-brand food company as a customer and the addition of a private label product line comprising 24 new items for Safeway Inc. during the second quarter of fiscal year 2007.

     Foodservice net revenues declined $1.6 million (9.9%) to $14.6 million for first quarter of fiscal year 2008 from $16.2 million for the first quarter of fiscal year 2007 due to decreased revenue from the previously announced decrease in volume for an existing foodservice customer.

     As disclosed in our 2007 annual report, in an effort to improve margins we have increased prices to some of other customers and continue to negotiate increases with additional accounts as those annual contracts come up for renewal.

     During the first quarter of fiscal year 2008, we have reached an agreement in principle, subject to final legal documentation, with Panda Restaurant Group ("Panda") on volume levels and pricing through calendar year 2008. The new arrangement provides for minimum sales of approximately $39 million for our 2008 fiscal year. The new arrangement provides for a price increase to reflect rising raw material costs for Panda products. Factoring in the expected revenue from Panda, we anticipate that our projected revenues for fiscal year 2008 will continue at the run rate noted above.

     Airline net revenues increased $996,000 (21.7%) to $5.6 million for the first quarter of fiscal year 2008 from $4.6 million for the first quarter of fiscal year 2007. The increase in airline sales was largely due to increases in passenger travel during calendar year 2007. We believe airline meals will continue to be a profitable part of our overall business despite the financial and business challenges facing the airline industry.

     GROSS PROFIT. Gross profit for the first quarter of fiscal year 2008 increased by $481,000 to $6.0 million from $5.5 million for the first quarter of fiscal year 2007 due to increased revenue. Gross profit as a percentage of net revenues decreased from 13.6% for the first quarter of fiscal year 2007 to 10.5% for the first quarter of 2008 due largely to better pricing of raw materials (particularly chicken and vegetables) in the prior year. This decrease was also attributable to higher raw materials and commodity costs for virtually all food related commodities (especially poultry, dairy, cheese, eggs, wheat, corn products and oils) as well as lower profit margins on products produced for Panda in the first quarter of fiscal year 2008. As previously disclosed, Panda asked us to increase our production volume after chicken contracts were in place for the calendar year 2007. As we were required to purchase non-contracted chicken at higher spot market costs for this increased volume, our margins were negatively affected through the end of the calendar year. Gross profit as a percentage of net revenues for the first quarter of fiscal year 2008 improved over the second, third and fourth quarters of fiscal year 2007. We expect continued gross profit improvement as the result of the completion of plant improvements and price increases to customers.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $434,000 (24.1%) to $2.2 million (3.9% of net revenues) for the first quarter of fiscal year 2008 from $1.8 million (4.4% of net revenues) for the first quarter of fiscal year 2007. SG&A expenses increased in fiscal year 2008 due to higher professional fees related to Sarbanes-Oxley Section 404 requirements and increased brokerage from higher retail sales, offset partially by reductions in sales promotional activities and insurance expenses. These expenses decreased as a percentage of net revenues as we were able to administer a greater volume of business with little increase in staffing.

     OPERATING INCOME. Operating income increased $47,000 (1.3%) to $3.8 million for the first quarter of fiscal year 2008 from $3.7 million for the first quarter of fiscal year 2007. The increase in operating income was the result of improvements in sales as noted above.

     TOTAL INTEREST EXPENSE. Total interest expense for the first quarter of fiscal year 2008 was $1.1 million as compared to $1.1 million for the first quarter of fiscal year 2007. The slight decrease in total interest expense of $20,000 is due to a decrease in our overall interest rates offset by an increase in our average debt balance. Debt is higher versus last year predominately due to our capital expansion project as noted below.

     INCOME TAX PROVISION. Income tax expense was $1.1 million for the first quarter of fiscal year 2008 compared to $1.0 million for the first quarter of fiscal year 2007. The difference was a result of income before taxes increasing $73,000 from $2.6 million for the first quarter of fiscal year 2007 to $2.7 million for the first quarter of fiscal year 2008. The effective tax rates were 40.9% and 40.1% for the first quarter of fiscal years 2008 and 2007, respectively. The effective tax rate for the first quarter of fiscal years 2008 and 2007 did not materially differ from the statutory rate.

     NET INCOME. Net income for the first quarter of fiscal year 2008 was $1.6 million or $0.10 per basic and diluted share compared to net income of $1.6 million or $0.10 per basic share and diluted share for the first quarter of fiscal year 2007.

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of fiscal year 2008, our operating activities provided cash of $493,000 as compared to cash provided of $3.9 million during the first quarter of fiscal year 2007. Cash generated from operations before working capital changes for the first quarter of fiscal year 2008 was $2.5 million. Cash used from changes in working capital was $2.0 million during the first quarter of fiscal year 2008 and resulted from a decrease in accounts payable of $4.8 million. Despite an increase in net revenues, accounts receivable declined by $419,000 and inventory declined by $1.3 million, which reflects the results of our efforts to shorten our cash collection cycle and increase inventory turns. In addition, cash provided by prepaid expenses and other assets and accrued liabilities were $382,000 and $712,000, respectively. As of December 30, 2007, we had working capital of $24.1 million as compared to working capital of $22.1 million at fiscal year end 2007. We were able to fund our growth in sales in the first quarter internally without increasing our external debt by executing the cash management procedures noted above.

     During the first quarter of fiscal year 2008, our investing activities, consisting primarily of capital expenditures and proceeds from the sale of marketable securities, resulted in a net use of cash of approximately $350,000, as compared to a net use of cash of approximately $675,000 during the first quarter of fiscal year 2007. The decrease was due to prior year additions of property and equipment related to the purchase of new machinery to replace aging equipment and to automate certain manufacturing processes in anticipation of acquiring new retail business.

     During the first quarter of fiscal year 2008, our financing activities resulted in a use of cash of $174,000 compared to a use of cash of $2.4 million during the first quarter of fiscal year 2007. The decrease was primarily due to the borrowings under an existing financing arrangement of $1.0 million as well as a decrease in principal payments on debt of $1.4 million due to the timing of debt payments as well as a decrease in our revolving loan payments.

     On March 9, 2007, we executed a second amendment to the senior secured credit agreement with Guggenheim Corporate Funding, LLC ("GCF") allowing for $7.0 million of additional capital expenditures to facilitate new business by increasing plant capacity and improving line efficiency, to be funded by increases of $3.5 million in each of the Tranche A and Tranche B Term Loans.

     As of December 30, 2007, the facility with GCF, reflecting principal payments and the March 9, 2007 amendment, was a $49.6 million senior secured credit facility maturing in May 2011, secured by a first priority lien on substantially all of our assets. As of December 30, 2007, the facility was structured as a $7.5 million non-amortizing revolving loan, a $26.5 million amortizing Tranche A Term Loan and a $15.7 million non-amortizing Tranche B Term Loan. The facility bears interest, adjustable quarterly, at the London Inter Bank Offered Rate ("LIBOR") plus the Applicable Margin (listed below) for LIBOR loans or, at our option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus an applicable margin, as follows:


                                           Applicable
                                           Margin for
                        Total Debt to    Alternate Base                     Applicable Margin for
                        EBITDA Ratio       Rate Loans                            LIBOR Loans
                          for last       ---------------     ----------------------------------------------------
                           Twelve                                                  Tranche A          Tranche B
                           Months         Revolving Loan     Revolving Loan        Term Loan          Term Loan
-----------------------------------------------------------------------------------------------------------------
Greater than              3.00:1.00           2.50%              3.50%              3.75%              6.25%

Greater than or
equal to but less         2.00:1.00
than or equal to          3.00:1.00           2.25%              3.25%              3.50%              6.00%

Less than                 2.00:1.00           2.00%              3.00%              3.25%              5.75%
-----------------------------------------------------------------------------------------------------------------

     As of December 30, 2007, our principal balances on the loans totaled $43.6 million, consisting of $25.5 million in Tranche A Term Loans, $15.7 million in Tranche B Term Loans and $2.4 million in LIBOR revolving loans. At December 30, 2007, interest rates on the Tranche A Term Loans, Tranche B Term Loans and LIBOR revolving loans were 8.3%, 10.8% and 8.1%, respectively. For the quarter ended December 30, 2007, we incurred $993,000 in interest expense, excluding amortization of deferred financing costs, net of $43,000 in capitalized interest. For the quarter ended December 31, 2006, we incurred $1.0 million in interest expense. At December 30, 2007, the facility had been reduced by mandatory principal payments on the Tranche A Term Loan of $3.0 million and voluntary principal payments on the Tranche B Term Loan of $2.9 million. As of December 30, 2007, we had $5.1 million available to borrow under the revolving loan.

     Initial proceeds from the GCF facility, received on or about May 16, 2006, were used to repay approximately $44.5 million in existing debt and related fees and expenses in connection with the termination of our former financing arrangements and to pay approximately $1.6 million in fees and expenses relating to the new financing. Of these fees, $1.1 million is recorded as debt discount, net of accumulated amortization, on our balance sheet as of December 30, 2007. We recorded a pretax charge of approximately $176,000 in connection with the termination of the former financing arrangements in the third quarter of fiscal year 2006. We paid GCF an additional $132,000 in fees and expenses on March 9, 2007 related to the second amendment, which we recorded as a debt discount.

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

      As of December 30, 2007, we were in compliance with the covenant requirements of the agreement with GCF. We believe it is probable that we will remain in compliance with all of those covenant requirements for the foreseeable future. However, if we fail to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under our financing arrangements could result and interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect our financial condition, results of operations or cash flows.

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

     Following is a summary of our contractual obligations at December 30, 2007:

                                                                   Payments Due By Period
                                ---------------------------------------------------------------------------------------------

                                                      Remainder of
        Contractual                                    Fiscal Year                                               More than
        Obligations                  Total                2008             2-3 Years           4-5 Years          5 Years
----------------------------    -----------------    ----------------    ---------------     --------------    --------------

Debt maturities                     $ 44,395,034         $ 2,159,489        $ 5,471,730      $  36,763,815       $        --

Interest expense (1)                  14,198,925           3,337,491          8,316,894          2,544,540                --

Capital lease
   obligation                            493,061             213,639            279,422                 --                --

Operating lease
   obligations (2)                    11,043,650           1,461,263          3,498,513          2,115,626         3,968,248

Other contractual
   obligations                           924,547             477,547            447,000                 --                --

Open purchase orders (3)              10,636,819          10,636,819                 --                 --                --
                                -----------------    ----------------    ---------------     --------------    --------------

Total contractual
   obligations                      $ 81,692,036         $18,286,248        $18,013,559       $ 41,423,981       $ 3,968,248
                                =================    ================    ===============     ==============    ==============
____________

(1)   Assumes only mandatory principal pay-downs and the use of the LIBOR rate as of December 28, 2007 on the GCF debt and fixed rate interest payments on equipment loans and capital lease obligation.
(2)   Includes real estate leases.
(3)   Contracts for raw chicken purchases subsequently signed in January 2008 obligate us to $19.2 million dollars for calendar year 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Interest Rate Risk - Obligations. We are subject to interest rate risk on variable interest rate obligations. A hypothetical 10% increase in average market interest rates would increase by approximately $405,000 the annual interest expense on our debt outstanding as of December 30, 2007. We are also subject to interest rate risk on our fixed interest rate obligations. Based upon outstanding amounts of fixed rate obligations as of December 30, 2007, a hypothetical 10% decrease in average market interest rates would increase the fair value of outstanding fixed rate debt by approximately $7,000.

ITEM 4. CONTROLS AND PROCEDURES

      Our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 30, 2007, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      During the quarter ended December 30, 2007, there were no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 6. EXHIBITS

(a)      Exhibits

         Number                            Description
         ------                            -----------

         31.1 Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

         31.2 Certification of Interim Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002 (1)

         32 Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
   ___________

        (1)                Attached hereto.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             OVERHILL FARMS, INC.
                                             (REGISTRANT)


Date:    February 7, 2008                    By: /s/ James Rudis
                                                 -------------------------------
                                                 James Rudis
                                                 Chairman, President and
                                                 Chief Executive Officer



Date:    February 7, 2008                    By: /s/ Tracy E. Quinn
                                                 -------------------------------
                                                 Tracy E. Quinn
                                                 Interim Chief Financial Officer

                       EXHIBITS ATTACHED TO THIS FORM 10-Q



Number                              Description
------                              -----------

31.1 Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Interim Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002