Form 10-Q
period 2008-03-30
OVERHILL FARMS INC
filed 2008-05-08
CIK 1101020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

(323) 582-9977
(Registrant’s telephone number, including area code)

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

Non-accelerated filer [  ]    Smaller reporting company [   ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 8, 2008, there were 15,792,699 shares of the issuer’s common stock, $0.01 par value, outstanding.

OVERHILL FARMS, INC.
FORM 10-Q
QUARTER ENDED MARCH 30, 2008

Item 1.   Financial Statements

OVERHILL FARMS, INC.
CONDENSED BALANCE SHEETS

Assets

	March 30, 2008	September 30, 2007
	(Unaudited)

Current assets:
Cash	$5,204,274	$1,325,868
Accounts receivable, net of allowance for doubtful accounts of $32,000 and $18,000 at March 30, 2008 and September 30, 2007, respectively	23,509,543	21,073,735
Inventories	15,138,656	18,097,043
Prepaid expenses and other	841,306	1,170,053
Deferred income taxes	985,642	960,764
Total current assets	45,679,421	42,627,463

Property and equipment, at cost:
Fixtures and equipment	23,629,710	22,997,549
Leasehold improvements	10,227,435	10,254,496
Automotive equipment	50,854	50,854
	33,907,999	33,302,899
Less accumulated depreciation and amortization	(14,768,592)	(13,685,015)
Total property and equipment	19,139,407	19,617,884

Other assets:
Excess of cost over value of net assets acquired	12,188,435	12,188,435
Deferred financing costs, net of accumulated amortization of $298,000 and $258,000 at March 30, 2008 and September 30, 2007, respectively	287,380	327,633
Other	1,262,325	1,389,006
Total other non-current assets	13,738,140	13,905,074

Total assets	$78,556,968	$76,150,421

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED BALANCE SHEETS (continued)

Liabilities and Shareholders’ Equity

	March 30, 2008	September 30, 2007
	(Unaudited)
Current liabilities:
Accounts payable	$13,744,488	$15,005,394
Accrued liabilities	4,567,706	2,981,658
Current maturities of long-term debt	2,512,417	2,492,702
Total current liabilities	20,824,611	20,479,754

Long-term accrued liabilities	378,993	353,515
Deferred tax liabilities	1,552,819	1,515,294
Long-term debt, less current maturities, net of unamortized debt discount of $1,023,000 and $1,186,000 at March 30, 2008 and September 30, 2007, respectively	38,284,354	41,382,832
Total liabilities	61,040,777	63,731,395

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 50,000,000 shares, 4.43 designated as Series A convertible preferred stock, 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 15,792,699 and 15,620,271 shares at March 30, 2008 and September 30, 2007, respectively	157,927	156,203
Additional paid-in capital	11,450,927	11,116,989
Retained earnings	5,907,337	1,157,478
Accumulated other comprehensive loss	-	(11,644)
Total shareholders’ equity	17,516,191	12,419,026

Total liabilities and shareholders’ equity	$78,556,968	$76,150,421

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended
	March 30, 2008	April 1, 2007

Net revenues	$66,447,684	$46,028,425
Cost of sales	58,024,612	41,818,037
Gross profit	8,423,072	4,210,388

Selling, general and administrative expenses	2,058,353	1,677,055

Operating income	6,364,719	2,533,333

Interest expense:
Interest expense	(874,974)	(988,944)
Amortization of deferred financing costs	(101,504)	(95,380)
Total interest expense	(976,478)	(1,084,324)

Other income	189	11,456

Income before income tax expense	5,388,430	1,460,465

Income tax expense	2,216,515	585,422

Net income	$3,171,915	$875,043

Net income per share:
Basic	$0.20	$0.06
Diluted	$0.20	$0.06

Shares used in computing net income per share:
Basic	15,739,055	15,286,493
Diluted	15,974,300	15,781,221

The accompanying notes are an integral part
of these condensed financial statements.

  OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Six Months Ended
	March 30, 2008	April 1, 2007

Net revenues	$123,274,313	$86,566,917
Cost of sales	108,863,938	76,850,026
Gross profit	14,410,375	9,716,891

Selling, general and administrative expenses	4,269,585	3,454,273

Operating income	10,140,790	6,262,618

Interest expense:
Interest expense	(1,867,982)	(2,009,762)
Amortization of deferred financing costs	(203,008)	(188,921)
Total interest expense	(2,070,990)	(2,198,683)

Other expenses	(11,414)	(6,643)

Income before income tax expense	8,058,386	4,057,292

Income tax expense	3,308,527	1,626,490

Net income	$4,749,859	$2,430,802

Net income per share:
Basic	$0.30	$0.16
Diluted	$0.30	$0.15

Shares used in computing net income per share:
Basic	15,679,663	15,276,882
Diluted	15,918,184	15,726,767

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	March 30, 2008	April 1, 2007

Operating Activities:
Net income	$4,749,859	$2,430,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,486,884	1,106,592
Amortization of deferred financing costs	203,008	188,921
Loss on asset disposals	61,614	19,641
Loss on recalled product	885,540	-
Provision for doubtful accounts	13,559	-
Deferred income taxes	12,647	380,362
Loss (gain) on sale of marketable securities	11,644	(12,999)
Changes in:
Accounts receivable	(3,249,682)	(5,303,133)
Inventories	2,873,162	(3,345,047)
Prepaid expenses and other assets	401,452	(70,642)
Accounts payable	(1,260,906)	4,821,721
Accrued liabilities	1,586,048	(96,439)
Net cash provided by operating activities	7,774,829	119,779

Investing Activities:
Additions to property and equipment	(1,044,541)	(4,006,019)
Proceeds from sale of property and equipment	-	10,238
Sale of marketable securities	53,976	65,557
Net cash used in investing activities	(990,565)	(3,930,224)

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Six Months Ended
	March 30, 2008	April 1, 2007

Financing Activities:
Borrowings under financing arrangements	$1,000,000	$10,500,000
Borrowings under equipment loans	-	692,660
Principal payments on debt	(4,000,000)	(9,360,238)
Principal payments on equipment loans	(103,379)	(56,400)
Principal payments on capital lease obligation	(138,141)	(148,094)
Debt discount	-	(132,344)
Deferred financing costs	-	(1,500)
Exercise of stock options, including tax benefit	335,662	307,429
Net cash (used in) provided by financing activities	(2,905,858)	1,801,513

Net increase (decrease) in cash	3,878,406	(2,008,932)
Cash at beginning of period	1,325,868	2,111,251
Cash at end of period	$5,204,274	$102,319

Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$1,627,977	$2,011,270
Income taxes	$1,714,000	$1,550,000

Non-cash transactions:
Capital lease obligation	$-	$842,168

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 30, 2008
(Unaudited)

1.     NATURE OF BUSINESS AND ORGANIZATIONAL MATTERS

Overhill Farms, Inc. (the “Company” or “Overhill Farms”) is a value-added manufacturer of quality frozen food products including entrées, plated meals, meal components, soups, sauces, as well as poultry, meat and fish specialties.

2.     BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended March 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 28, 2008 or for any other period.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

3.     RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact adoption may have on its financial condition or results of operations.

4.     INVENTORIES

Inventories are summarized as follows:
	March 30, 2008	September 30, 2007
Raw ingredients	$5,065,149	$7,394,169
Finished product	8,170,517	8,316,681
Packaging	1,902,990	2,386,193
	$15,138,656	$18,097,043

5.     LONG-TERM DEBT

Long-term debt of the Company as of March 30, 2008 and September 30, 2007 is summarized as follows:

	March 30, 2008	September 30, 2007

Tranche A Term Loans payable to GCF	$24,989,762	$25,489,762
Tranche B Term Loans payable to GCF	15,650,000	15,650,000
LIBOR revolving loans payable to GCF	-	2,500,000
Equipment loans	757,199	860,576
Capital lease	423,289	561,430
	41,820,250	45,061,768

Less current maturities	(2,512,417)	(2,492,702)
Less debt discount	(1,023,479)	(1,186,234)
	$38,284,354	$41,382,832

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

As of March 30, 2008, the facility with GCF, reflecting principal payments and the March 9, 2007 amendment, was a $49.6 million senior secured credit facility maturing in May 2011, secured by a first priority lien on substantially all of the Company’s assets. As of March 30, 2008, the facility was structured as a $7.5 million non-amortizing revolving loan, a $26.5 million amortizing Tranche A Term Loan and a $15.7 million non-amortizing Tranche B Term Loan. The facility bears interest, adjustable quarterly, at the London Inter Bank Offered Rate (“LIBOR”) plus the Applicable Margin for LIBOR loans or, at the Company’s option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus the Applicable Margin for Alternate Base Rate Loans, as follows:

		Applicable Margin for Alternate Base Rate Loans	Applicable Margin for LIBOR Loans
	Total Debt to EBITDA Ratio for Last Twelve Months	Revolving Loan	Revolving Loan	Tranche A Term Loan	Tranche B Term Loan
Greater than	3.00:1.00	2.50%	3.50%	3.75%	6.25%
Greater than or equal to but less than or equal to	2.00:1.00 3.00:1.00	2.25%	3.25%	3.50%	6.00%
Less than	2.00:1.00	2.00%	3.00%	3.25%	5.75%

As of March 30, 2008, the Company’s principal balances on the loans totaled $40.7 million, consisting of $25.0 million in Tranche A Term Loans and $15.7 million in Tranche B Term Loans.  At March 30, 2008, interest rates on the Tranche A Term Loans and Tranche B Term Loans were 6.6% and 9.1%, respectively.  Over the term of the loan, the facility had been reduced by mandatory principal payments on the Tranche A Term Loan of $3.5 million and voluntary principal payments on the Tranche B Term Loan of $2.9 million.  As of March 30, 2008, the Company had $7.5 million available to borrow under the revolving loan as the Company paid down the loan balance to zero during the quarter ended March 30, 2008.

Initial proceeds from the GCF facility, received on or about May 16, 2006, were used to repay approximately $44.5 million in existing debt and related fees and expenses in connection with the termination of the Company’s former financing arrangements and to pay approximately $1.6 million in fees and expenses relating to the new financing.  Of these fees, $1.0 million is recorded as debt discount, net of accumulated amortization, on the accompanying balance sheet as of March 30, 2008.  The Company recorded a pretax charge of approximately $176,000 in connection with the termination of the former financing arrangements in the third quarter of fiscal year 2006.  The Company paid GCF an additional $132,000 in fees and expenses on March 9, 2007 related to the second amendment, which was recorded as a debt discount.

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

As of March 30, 2008, the Company was in compliance with the covenant requirements of the agreement with GCF.  The Company believes it is probable that it will remain in compliance with all of those covenant requirements for the foreseeable future.  However, if the Company fails to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under its financing arrangements could result and interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect its financial condition, results of operations and cash flows.

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

6.     PER SHARE DATA

The following table sets forth the calculation of earnings per share (“EPS”) for the periods presented:

	Quarter Ended
	March 30, 2008	April 1, 2007

Basic EPS Computation:
Numerator:
Net income	$3,171,915	$875,043
Denominator:
Weighted average common shares outstanding	15,739,055	15,286,493
Total shares	15,739,055	15,286,493
Basic EPS	$0.20	$0.06

Diluted EPS Computation:
Numerator:
Net income	$3,171,915	$875,043
Denominator:
Weighted average common shares outstanding	15,739,055	15,286,493
Incremental shares from assumed exercise of stock options	235,245	494,728
Total shares	15,974,300	15,781,221
Diluted EPS	$0.20	$0.06

	Six Months Ended
	March 30, 2008	April 1, 2007

Basic EPS Computation:
Numerator:
Net income	$4,749,859	$2,430,802
Denominator:
Weighted average common shares outstanding	15,679,663	15,276,882
Total shares	15,679,663	15,276,882
Basic EPS	$0.30	$0.16

Diluted EPS Computation:
Numerator:
Net income	$4,749,859	$2,430,802
Denominator:
Weighted average common shares outstanding	15,679,663	15,276,882
Incremental shares from assumed exercise of stock options	238,521	449,885
Total shares	15,918,184	15,726,767
Diluted EPS	$0.30	$0.15

Additionally, during the quarter and six months ended March 30, 2008 and April 1, 2007, the Company issued 172,428 and 103,000 shares, respectively, of common stock in connection with the exercise of employee stock options for total proceeds of approximately $274,000 and $84,000, respectively.

7.     STOCK OPTIONS

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”(“SFAS 123(R)”), which requires the Company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).  Accordingly, with the adoption of SFAS 123(R), any future option awards will have an impact on the Company’s results of operations, although awards will have no impact on the Company’s overall financial position.  The Company adopted SFAS 123(R) on October 3, 2005 utilizing the modified prospective method.  The Company’s adoption of SFAS 123(R) did not impact the Company’s income before income tax expense, net income or basic and diluted earnings per share since no options were granted during the quarters and six months ended March 30, 2008 and April 1, 2007, respectively, and all of the Company’s outstanding options were fully vested at the date of adoption of this standard.  During the quarter ended March 30, 2008, 25,000 options lapsed due to the resignation of one of the Company’s board members.

8.     INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty of Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48") on October 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The total amount of unrecognized tax benefits as of the date of adoption was not material. The Company has substantially concluded all U.S. federal income tax matters for years through fiscal year 2004.  As a result of the implementation of FIN 48, the Company recorded no increase in the liability for unrecognized tax benefits and the balance of unrecognized tax benefits was zero at March 30, 2008.

The Company has adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of income taxes. The total amount of interest and penalty recognized in the statement of income was zero for the quarter and six months ended March 30, 2008.

The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions.

The effective tax rates were 41.1% and 40.1% for the first six months of each of fiscal years 2008 and 2007, respectively, which is consistent with the statutory rate.

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

A significant portion of the Company’s total net revenues during the first six months of fiscal years 2008 and 2007 was derived from five customers.  Jenny Craig, Inc., H. J. Heinz Company, Panda Restaurant Group, Inc., Safeway Inc. and Pinnacle Foods Group LLC accounted for approximately 24%, 19%, 18%, 11% and 5%, respectively, of the Company’s total net revenues for the six months ended March 30, 2008 and approximately 27%, 8%, 30%, 3% and 4%, respectively, of the Company’s total net revenues for the six months ended April 1, 2007.  Receivables related to Jenny Craig, Inc., H. J. Heinz Company, Panda Restaurant Group, Inc. (through its distributors), Safeway Inc. and Pinnacle Foods Group LLC accounted for approximately 24%, 22%, 15%, 10% and 10%, respectively, of the Company’s total accounts receivable balance for the six months ended March 30, 2008 and approximately 23%, 25%, 24%, 6% and 4%, respectively, of the Company’s total accounts receivable balance for the six months ended April 1, 2007.

Concentration of Sources of Labor

The Company’s total hourly and salaried workforce consisted of approximately 1,074 employees at March 30, 2008.  Approximately 84% of the Company’s employees are unionized with the United Food & Commercial Workers Union, Local 770 and are covered by a three-year collective bargaining agreement renewed effective March 1, 2005, which expired on March 1, 2008.  As of March 30, 2008, the Company was in on-going negotiations with the union.

Other Matters

During the quarter ended March 30, 2008, the Company was notified by the U.S. Department of Agriculture of a recall of beef produced by the Hallmark/Westland Meat Packing Co.  The recall was classified as Class II, meaning the risk of health and/or safety issues are remote.  The Company purchased a small amount of raw beef directly from Hallmark/Westland during the fiscal year and manufactured it into finished goods that were eventually destroyed.  The Company was subsequently informed that a larger amount of cooked beef was purchased from another vendor (a vendor mandated by a customer) that had originally purchased raw beef from Hallmark/Westland.  As a result of this government mandated recall, the Company destroyed or approved destruction of approximately 70,000 cases of product resulting in a charge to cost of sales of approximately $1.0 million during the quarter ended March 30, 2008.  The Company believes that it has areas of recourse to recover all or part of the losses incurred relating to the recall.  Any recovery will be recorded in subsequent periods.

Liquidated Damages

On December 23, 2005, Levine Leichtman Capital Partners II, L.P. (“LLCP”) resold to 15 institutional investors in a private transaction all of the 5,771,661 shares of the Company’s common stock that LLCP owned of record as of that date (“Transferred Shares”). To facilitate LLCP's sale of the Transferred Shares, the Company made various representations and warranties as a party to a stock purchase agreement with LLCP and the investors.  In addition, the Company entered into a registration rights agreement with the investors that required the Company to register for resale the Transferred Shares and to maintain the effectiveness of the registration statement for a maximum of 24 months following the closing date. The registration statement was declared effective by the Securities and Exchange Commission on April 13, 2006 and remained effective through December 23, 2007, the end of the required effectiveness period.  Accordingly, the Company did not incur any liquidated damages with respect to its registration obligations.

10.     RELATED PARTY TRANSACTIONS

In connection with the spin-off from the Company’s former parent, Overhill Corporation (now TreeCon Resources, Inc. (“TreeCon”)), the Company received from Overhill Corporation a non-recourse promissory note in the principal amount of $207,375 made on September 25, 2001 by Mr. Rudis, the Company’s President, Chief Executive Officer and Chairman of the Board, and a similar note in the principal amount of $184,875 by William Shatley, who served as an officer of the former parent company and later served as an officer and director of the Company.  These notes became due and payable on September 24, 2003.  Mr. Rudis’ note was collateralized solely by 276,500 shares of common stock of TreeCon.  Mr. Shatley’s note was collateralized solely by 246,500 shares of common stock of TreeCon.  Based on the Company’s assessment of the collectibility of these notes, including the value of the subject collateral, the Company assigned no value to the notes upon their receipt.  During the quarter ended April 2, 2006, Mr. Rudis tendered to the Company the 276,500 shares of TreeCon common stock that had served as collateral for the note receivable.  Mr. Shatley tendered to the Company the 246,500 shares of TreeCon common stock that had served as collateral for the note receivable during the quarter ended July 2, 2006.

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

In February 2004, the Company engaged Alexander Auerbach & Co., Inc. (“AAPR”) to provide the Company with public relations and marketing services.  AAPR provides public relations, media relations and communications marketing services to support the Company’s sales activities.  Alexander Auerbach, who is a director and stockholder of the Company, is a stockholder, director and officer of AAPR.  Fees paid to AAPR for services rendered under this engagement during the first six months of fiscal years 2008 and 2007 were immaterial.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our condensed financial statements and notes to condensed financial statements included elsewhere in this report. This report, and our condensed financial statements and notes to our condensed financial statements, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies.  The forward-looking statements are based on current expectations or beliefs.  For this purpose, statements of historical fact may be deemed to be forward-looking statements.  Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as  “continue,” “efforts,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “forecasts,” “strategy,” “will,” “goal,” “target,” “prospects,” “optimistic,” “confident” or similar expressions.  In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), on-going business strategies or prospects, and possible future company actions, which may be provided by management, are also forward-looking statements.  We caution that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others:

•	the impact of competitive products and pricing;

•	market conditions that may affect the costs of raw materials, energy, logistics and labor as well as the market for our products, including customers or consumers ability to pay;

•	changes in our business environment, including actions of competitors and changes in customer preferences, as well as disruptions to our customers’ businesses;

•	natural disasters that can impact, among other things, costs of fuel and raw materials;

•	the occurrence of acts of terrorism, such as the events of September 11, 2001, or acts of war;

•	changes in governmental laws and regulations, including income taxes; and

•
 other factors as may be discussed in this report and other reports we file with the Securities and Exchange Commission (“Commission”), including those described in Item 1A of Part I of our annual report on Form 10-K for the fiscal year ended September 30, 2007 and any updates thereto.

We do not undertake to update, revise or correct any forward-looking statements, except as otherwise required by law.

Overview

We are a leading value-added manufacturer of high quality, prepared frozen food products for branded retail, private label, foodservice and airline customers.  Our product line includes entrées, plated meals, bulk-packed meal components, pastas, soups, sauces, poultry, meat and fish specialties, as well as organic and vegetarian offerings.  Our extensive research and development efforts, combined with proprietary recipes and flexible manufacturing capabilities, provide customers with a one-stop solution for new product ideas, formulations and product manufacturing, as well as precise replication of existing recipes.  Our capabilities allow customers to outsource product development, product manufacturing and packaging, thereby avoiding significant fixed-cost and variable investments in resources and equipment.  Our customers include prominent nationally recognized names such as Jenny Craig, Inc., H. J. Heinz Company, American Airlines, Inc., Safeway Inc., Pinnacle Foods Group LLC and Panda Restaurant Group, Inc.

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

Concentrations of Credit Risk.  Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  We perform on-going credit evaluations of each customer’s financial condition and generally require no collateral from our customers.  A bankruptcy or other significant financial deterioration of any customer could impact its future ability to satisfy its receivables with us.  Our allowance for doubtful accounts is calculated based primarily upon specific identification, historical bad debt experience and current market conditions.  For the six months ended March 30, 2008 and April 1, 2007, our write-offs, net of recoveries, to the allowance for doubtful accounts were immaterial.

A significant portion of our total net revenues during the first six months of fiscal years 2008 and 2007 was derived from five customers.  Jenny Craig, Inc., H. J. Heinz Company, Panda Restaurant Group, Inc., Safeway Inc. and Pinnacle Foods Group LLC accounted for approximately 24%, 19%, 18%, 11% and 5%, respectively, of our total net revenues for the six months ended March 30, 2008 and approximately 27%, 8%, 30%, 3% and 4%, respectively, of our total net revenues for the six months ended April 1, 2007.  Receivables related to Jenny Craig, Inc., H. J. Heinz Company, Panda Restaurant Group, Inc. (through its distributors), Safeway Inc. and Pinnacle Foods Group LLC accounted for approximately 24%, 22%, 15%, 10% and 10%, respectively, of our total accounts receivable balance for the six months ended March 30, 2008 and approximately 23%, 25%, 24%, 6% and 4%, respectively, of our total accounts receivable balance for the six months ended April 1, 2007.

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

We assess property and equipment for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.

Expenditures for maintenance and repairs are charged to expense as incurred.  The cost of materials purchased and labor expended in betterments and major renewals are capitalized.  Costs and related accumulated depreciation of properties sold or otherwise retired are eliminated from the accounts, and gains or losses on disposals are included in operating income.

Excess of Cost Over Fair Value of Net Assets Acquired.  We evaluate the excess of cost over fair value of net assets acquired (goodwill) at least annually for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data.  At March 30, 2008, we had goodwill of $12.2 million.  A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

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

We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty of Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48") on October 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.  We have also adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of income taxes.

Results of Operations

Quarter and Six Months Ended March 30, 2008 Compared To Quarter and Six Months Ended April 1, 2007

While we operate as a single business unit, manufacturing various products on common production lines, revenues from similar customers are grouped into the following natural categories: retail, foodservice and airlines.

The quarter and six months ended March 30, 2008 and April 1, 2007 were both 13-week and 26-week periods, respectively.

Net Revenues.  Total net revenues for the quarter ended March 30, 2008 increased $20.4 million (44.3%) to $66.4 million from $46.0 million for the quarter ended April 1, 2007 due predominately to increased volume from new and existing customers.  Total net revenues for the six months ended March 30, 2008 increased $36.7 million (42.4%) to $123.3 million from $86.6 million for the six months ended April 1, 2007.  We expect total net revenues to continue at an annual run rate of at least $260 million.

Retail net revenues increased $22.7 million (80.8%) to $50.8 million for the quarter ended March 30, 2008 from $28.1 million for the quarter ended April 1, 2007.  Retail net revenues for the six months ended March 30, 2008 increased $39.5 million (82.6%) to $87.3 million from $47.8 million for the six months ended April 1, 2007.  The increase in retail sales was largely due to higher year-on-year sales of a major national-brand food company and 24 items for Safeway Inc., both of which were launched during the second quarter of fiscal year 2007.

Foodservice net revenues declined $2.7 million (20.1%) to $10.7 million for the quarter ended March 30, 2008 from $13.4 million for the quarter ended April 1, 2007.   Foodservice net revenues for the six months ended March 30, 2008 decreased $4.2 million (14.2%) to $25.4 million from $29.6 million for the six months ended April 1, 2007.  The decline in foodservice sales in the quarter ended March 30, 2008 was attributable to softness in the foodservice industry due to a slowing economy and reduced volume from one customer.  For the six months ended March 30, 2008, the foodservice category as a percentage of net revenues decreased to 21% from 34%.  However, we continue to focus sales efforts in this category and believe that foodservice represents a significant opportunity for us.

Airline net revenues increased $424,000 (9.4%) to $4.9 million for the quarter ended March 30, 2008 from $4.5 million for the quarter ended April 1, 2007.  Airline net revenues for the six months ended March 30, 2008 increased $1.5 million (16.5%) to $10.6 million from $9.1 million for the six months ended April 1, 2007.  The increase in airline net revenues was largely due to increases in passenger travel.

Gross Profit.  Gross profit for the quarter ended March 30, 2008 increased $4.2 million (100%) to $8.4 million from $4.2 million for the quarter ended April 1, 2007.  Gross profit for the six months ended March 30, 2008 increased $4.7 million (48.5%) to $14.4 million from $9.7 million for the six months ended April 1, 2007.  Gross profit, both in dollars and as a percentage of revenues, was higher due to increased sales along with on-going manufacturing improvements, increased efficiencies and yields, stronger financial reviews and controls and modest increases in sales prices to several customers.   Gross profit as a percentage of net revenues increased from 9.1% for the quarter ended April 1, 2007 to 12.7% for the quarter ended March 30, 2008.   Gross profit as a percentage of net revenues increased to 11.7% for the six months ended March 30, 2008 from 11.2% for the six months ended April 1, 2007.

During the quarter ended March 30, 2008, we were notified by the U.S. Department of Agriculture of a recall of beef produced by the Hallmark/Westland Meat Packing Co.  The recall was classified as Class II, meaning the risk of health and/or safety issues are remote.  We purchased a small amount of raw beef directly from Hallmark/Westland during the fiscal year and manufactured it into finished goods that were eventually destroyed.  We were subsequently informed that a larger amount of cooked beef was purchased from another vendor (a vendor mandated by a customer) that had originally purchased raw beef from Hallmark/Westland.  As a result of this government mandated recall, we destroyed or approved destruction of approximately 70,000 cases of product resulting in a charge to cost of sales of approximately $1.0 million during the quarter ended March 30, 2008.  Gross profit margin was negatively affected by less than 1%.  We believe that we have areas of recourse to recover all or part of the losses incurred relating to the recall.  Any recovery will be recorded in subsequent periods.

The food industry in general has experienced extremely high commodity, energy and logistics cost increases over the last year.  We have responded to rising costs with forward buying of raw materials, price increases to several customers and charge-backs to customers with cost-plus based contracts.  We will continue to negotiate price increases with other customers as their contracts come up for renewal.  Also, we are currently in the process of on-going negotiations with our union, as noted in footnote 9.  We expect to sign a new labor agreement in the subsequent quarter at economically reasonable terms.   While the current economic environment is challenging, we believe there are opportunities to further improve our gross profit margin.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $381,000 (22.4%) to $2.1 million (3.2% of net revenues) for the quarter ended March 30, 2008 from $1.7 million (3.7% of net revenues) for the quarter ended April 1, 2007.  SG&A expenses increased $815,000 (23.3%) to $4.3 million (3.5% of net revenues) for the six months ended March 30, 2008 compared to $3.5 million (4.0% of net revenues) for the six months ended April 1, 2007.  SG&A expenses increased during the first half of fiscal year 2008 due to brokerage fees from greater retail sales and higher professional fees.  However, SG&A expenses decreased as a percentage of net revenues because we were able to administer a greater volume of business with little increase in staffing.

Operating Income.  Operating income increased $3.9 million (156%) to $6.4 million for the quarter ended March 30, 2008 from $2.5 million for the quarter ended April 1, 2007.  Operating income increased $3.8 million (60.3%) to $10.1 million for the six months ended March 30, 2008 as compared to $6.3 million for the six months ended April 1, 2007.  The increase in operating income was the result of improvements in net revenues and gross profit margins as noted above.

Total Interest Expense.  Total interest expense decreased $108,000 (9.8%) to $976,000 for the quarter ended March 30, 2008 compared to $1.1 million for the quarter ended April 1, 2007.  Total interest expense decreased $128,000 (5.8%) to $2.1 million for the six months ended March 30, 2008 as compared to $2.2 million for the six months ended April 1, 2007.   The decrease is due to reductions in our overall interest rates and in our long-term debt balance.

Income Tax Expense.  Income tax expense was $2.2 million for the quarter ended March 30, 2008 compared to $585,000 for the quarter ended April 1, 2007.  The difference was a result of income before taxes increasing $3.9 million from $1.5 million for the quarter ended April 1, 2007 to $5.4 million for the quarter ended March 30, 2008.  Income tax expense was $3.3 million for the first six months ended March 30, 2008 compared to $1.6 million for the six months ended April 1, 2007.  The effective tax rates were 41.1% for the quarter and six months ended March 30, 2008 and 40.1% for the quarter and six months ended April 1, 2007.  The effective tax rates for the quarters and six months ended March 30, 2008 and April 1, 2007 did not materially differ from the statutory rate.

Net Income. Net income for the quarter ended March 30, 2008 was $3.2 million or $0.20 per basic and diluted share compared to net income of $875,000 or $0.06 per basic and diluted share for the quarter ended April 1, 2007.  Net income for the six months ended March 30, 2008 was $4.7 million or $0.30 per basic and $0.30 per diluted share compared to net income of $2.4 million or $0.16 per basic and $0.15 per diluted share for the six months ended April 1, 2007.

Liquidity and Capital Resources

During the six months ended March 30, 2008, our operating activities provided cash of $7.8 million compared to cash provided of $120,000 during the six months ended April 1, 2007.  Cash generated from operations before working capital changes for the first six months of fiscal year 2008 was $7.4 million.  Cash provided by changes in working capital was $350,000 during the first six months of fiscal year 2008 and resulted from a $1.3 million decrease in accounts payable.  Due to an increase in sales volume, accounts receivable increased by $3.2 million.  Inventory declined by $2.9 million, which reflects the results of our efforts to increase inventory turns.  In addition, cash provided by prepaid expenses and other assets and accrued liabilities were $401,000 and $1.6 million, respectively.  As of March 30, 2008, we had working capital of $24.9 million compared to working capital of $22.1 million at fiscal year end on September 30, 2007.  We were able to fund our growth in sales in the first six months of fiscal year 2008 internally without increasing our external debt by executing the cash management procedures noted above.

Our investing activities, consisting primarily of capital expenditures and proceeds from the sale of marketable securities, resulted in a net use of cash of approximately $991,000 during the first six months of fiscal year 2008, compared to a net use of cash of approximately $3.9 million during the first six months of fiscal year 2007.   The decrease was due to prior year additions of property and equipment related to the expansion of the manufacturing capacity of our entrée plant to accommodate additional business opportunities, meet anticipated growth and improve operating efficiency.  The additions to property and equipment were partially offset by $54,000 in proceeds from the sale of marketable securities during the first six months of fiscal year 2008 as compared to $66,000 in the first six months of fiscal year 2007.   We anticipate that cash generated from operating activities and borrowing availability under our existing credit facilities will fund revenue growth in the near term.  To continue our current growth rate into fiscal year 2009, we will need additional capacity either through acquisition of another facility or another business within the next twelve months.  We believe that funding will be available through debt facilities at competitive rates, available cash or equity funding for this future capacity.

During the first six months of fiscal year 2008, our financing activities resulted in a use of cash of $2.9 million compared to cash provided by financing activities of $1.8 million during the first six months of fiscal year 2007.  The net use of cash was due to principal payments on debt, equipment loans and our capital lease obligation of $4.0 million, $103,000 and $138,000, respectively, as we paid down our revolving loan balance to zero during the first six months of fiscal year 2008.  The principal payments were offset by borrowings of $1.0 million and $336,000 received from the exercise of stock options, including the related tax benefit.

On March 9, 2007, we executed a second amendment to the senior secured credit agreement with Guggenheim Corporate Funding, LLC (“GCF”) allowing for $7.0 million of additional capital expenditures to facilitate new business by increasing plant capacity and improving line efficiency, to be funded by increases of $3.5 million in each of the Tranche A and Tranche B Term Loans.

As of March 30, 2008, the facility with GCF, reflecting principal payments and the March 9, 2007 amendment, was a $49.6 million senior secured credit facility maturing in May 2011, secured by a first priority lien on substantially all of our assets. As of March 30, 2008, the facility was structured as a $7.5 million non-amortizing revolving loan, a $26.5 million amortizing Tranche A Term Loan and a $15.7 million non-amortizing Tranche B Term Loan. The facility bears interest, adjustable quarterly, at the London Inter Bank Offered Rate (“LIBOR”) plus the Applicable Margin (listed below) for LIBOR loans or, at our option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus an applicable margin, as follows:

		Applicable Margin for Alternate Base Rate Loans	Applicable Margin for LIBOR Loans
	Total Debt to EBITDA Ratio for Last Twelve Months	Revolving Loan	Revolving Loan	Tranche A Term Loan	Tranche B Term Loan
Greater than	3.00:1.00	2.50%	3.50%	3.75%	6.25%
Greater than or equal to but less than or equal to	2.00:1.00 3.00:1.00	2.25%	3.25%	3.50%	6.00%
Less than	2.00:1.00	2.00%	3.00%	3.25%	5.75%

As of March 30, 2008, our principal balances on the loans totaled $40.7 million, consisting of $25.0 million in Tranche A Term Loans and $15.7 million in Tranche B Term Loans.  At March 30, 2008, interest rates on the Tranche A Term Loans and Tranche B Term Loans were 6.6% and 9.1%, respectively.  Over the term of the loan, the facility had been reduced by mandatory principal payments on the Tranche A Term Loan of $3.5 million and voluntary principal payments on the Tranche B Term Loan of $2.9 million.  As of March 30, 2008, we had $7.5 million available to borrow under the revolving loan as we paid down the loan balance to zero during the quarter ended March 30, 2008.

Initial proceeds from the GCF facility, received on or about May 16, 2006, were used to repay approximately $44.5 million in existing debt and related fees and expenses in connection with the termination of our former financing arrangements and to pay approximately $1.6 million in fees and expenses relating to the new financing.  Of these fees, $1.0 million is recorded as debt discount, net of accumulated amortization, on our balance sheet as of March 30, 2008.  We recorded a pretax charge of approximately $176,000 in connection with the termination of the former financing arrangements in the third quarter of fiscal year 2006.  We paid GCF an additional $132,000 in fees and expenses on March 9, 2007 related to the second amendment, which we recorded as a debt discount.

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

As of March 30, 2008, we were in compliance with the covenant requirements of the agreement with GCF.  We believe it is probable that we will remain in compliance with all of those covenant requirements for the foreseeable future.  However, if we fail to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under our financing arrangements could result and interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect our financial condition, results of operations or cash flows.

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

Following is a summary of our contractual obligations at March 30, 2008:

	Payments Due By Period

Contractual Obligations	Total	Remainder of Fiscal Year 2008	2-3 Years	4-5 Years	More than 5 Years

Debt maturities	$41,396,962	$1,107,317	$5,221,730	$35,067,915	$-

Interest expense (1)	10,543,034	1,780,600	6,700,894	2,061,540	-

Capital lease obligation	423,289	143,867	279,422	-	-
Operating lease obligations (2)	11,303,301	1,012,057	3,677,424	2,292,236	4,321,584

Other contractual obligations	737,778	273,914	463,864	-	-

Open purchase orders	25,441,998	20,631,998	4,810,000	-	-

Total contractual obligations	$89,846,362	$24,949,753	$21,153,334	$39,421,691	$4,321,584
____________
(1)	Assumes only mandatory principal pay-downs and the use of LIBOR as of March 28, 2008 on the GCF debt and fixed rate interest payments on equipment loans and capital lease obligation.
(2)	Includes real estate leases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk – Obligations.  We are subject to interest rate risk on variable interest rate obligations.  A hypothetical 10% increase in average market interest rates would increase the annual interest expense on our debt outstanding as of March 30, 2008 by approximately $314,000.  We are also subject to interest rate risk on our fixed interest rate obligations.  Based upon outstanding amounts of fixed rate obligations as of March 30, 2008, a hypothetical 10% decrease in average market interest rates would increase the fair value of outstanding fixed rate debt by approximately $6,000.

Item 4. Controls and Procedures

Our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 30, 2008, that the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 30, 2008, there were no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OVERHILL FARMS, INC. (Registrant)

Date: May 8, 2008	By:	/s/ James Rudis
James Rudis
Chairman, President and Chief Executive Officer

Date: May 8, 2008	By:	/s/ Tracy E. Quinn
Tracy E. Quinn
Interim Chief Financial Officer

EXHIBITS ATTACHED TO THIS FORM 10-Q

Number	Description

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002