Form 10-Q
period 2008-06-29
OVERHILL FARMS INC
filed 2008-08-07
CIK 1101020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
     (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2008

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

As of August 7, 2008, there were 15,823,271 shares of the issuer's common stock, $0.01 par value, outstanding.

                              OVERHILL FARMS, INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 29, 2008

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
------------------------------
                                                                        Page No.
                                                                        --------

Item 1.  Financial Statements

         Condensed Balance Sheets as of June 29, 2008 (unaudited) and
         September 30, 2007                                                   2

         Condensed Statements of Operations for the Quarters Ended
         June 29, 2008 and July 1, 2007 (unaudited)                           4

         Condensed Statements of Operations for the Nine Months Ended
         June 29, 2008 and July 1, 2007 (unaudited)                           5

         Condensed Statements of Cash Flows for the Nine Months Ended
         June 29, 2008 and July 1, 2007 (unaudited)                           6

         Notes to Condensed Financial Statements (unaudited)                  8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          22

Item 4.  Controls and Procedures                                             22

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                   23

Item 4.  Submission of Matters to a Vote of Security Holders                 23

Item 6.  Exhibits                                                            23

SIGNATURES                                                                   24

EXHIBITS ATTACHED TO THIS FORM 10-Q                                          25

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                      OVERHILL FARMS, INC.
                                    CONDENSED BALANCE SHEETS


                                             ASSETS

                                                                   June 29,      September 30,
                                                                     2008           2007
                                                                 ------------    ------------
                                                                 (Unaudited)
Current assets:
   Cash                                                          $  4,715,104    $  1,325,868
   Accounts receivable, net of allowance for doubtful accounts of $27,760 and $18,202 at June 29, 2008 and September
     30, 2007, respectively                                        21,036,466      21,073,735
   Inventories                                                     17,374,638      18,097,043
   Prepaid expenses and other                                         636,413       1,170,053
   Deferred income taxes                                              985,642         960,764
                                                                 ------------    ------------
           Total current assets                                    44,748,263      42,627,463
                                                                 ------------    ------------

Property and equipment, at cost:
   Fixtures and equipment                                          23,813,102      22,997,549
   Leasehold improvements                                          10,225,348      10,254,496
   Automotive equipment                                                50,854          50,854
                                                                 ------------    ------------
                                                                   34,089,304      33,302,899
   Less accumulated depreciation and amortization                 (15,511,225)    (13,685,015)
                                                                 ------------    ------------
           Total property and equipment                            18,578,079      19,617,884
                                                                 ------------    ------------

Other assets:
   Excess of cost over value of net assets acquired                12,188,435      12,188,435
   Deferred financing costs, net of accumulated amortization
     of $318,500 and $258,120 at June 29, 2008 and September
     30, 2007, respectively                                           267,253         327,633
   Other                                                            2,286,057       1,389,006
                                                                 ------------    ------------
           Total other non-current assets                          14,741,745      13,905,074
                                                                 ------------    ------------

Total assets                                                     $ 78,068,087    $ 76,150,421
                                                                 ============    ============

                           The accompanying notes are an integral part
                            of these condensed financial statements.



                                      OVERHILL FARMS, INC.
                              CONDENSED BALANCE SHEETS (CONTINUED)

                             LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          June 29,     September 30,
                                                                            2008          2007
                                                                        ------------   ------------
                                                                        (Unaudited)
Current liabilities:
   Accounts payable                                                     $ 11,565,239   $ 15,005,394
   Accrued liabilities                                                     3,525,219      2,981,658
   Current maturities of long-term debt                                    2,522,569      2,492,702
                                                                        ------------   ------------
           Total current liabilities                                      17,613,027   $ 20,479,754

Long-term accrued liabilities                                                392,413        353,515
Deferred tax liabilities                                                   1,552,819      1,515,294
Long-term debt, less current maturities, net of unamortized
   debt discount of $942,101 and $1,186,234 at June 29,
   2008 and September 30, 2007, respectively                              37,731,220     41,382,832
                                                                        ------------   ------------
           Total liabilities                                              57,289,479     63,731,395
                                                                        ------------   ------------



Commitments and contingencies


Stockholders' equity:
   Preferred stock, $0.01 par value, authorized 50,000,000
     shares, 4.43 designated as Series A convertible preferred
     stock, 0 shares issued and outstanding                                       --             --
   Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 15,823,271 and 15,620,271 shares
     at June 29, 2008 and September 30, 2007, respectively                   158,233        156,203
   Additional paid-in capital                                             11,559,044     11,116,989
   Retained earnings                                                       9,061,331      1,157,478
   Accumulated other comprehensive loss                                           --        (11,644)
                                                                        ------------   ------------
           Total stockholders' equity                                     20,778,608     12,419,026
                                                                        ------------   ------------

Total liabilities and stockholders' equity                              $ 78,068,087   $ 76,150,421
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



                              OVERHILL FARMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       For the Quarter Ended
                                                   ----------------------------
                                                     June 29,        July 1,
                                                      2008            2007
                                                   ------------    ------------

Net revenues                                       $ 62,422,674    $ 53,079,823
Cost of sales                                        54,023,789      47,753,690
                                                   ------------    ------------
Gross profit                                          8,398,885       5,326,133

Selling, general and administrative expenses          2,223,424       2,321,578
                                                   ------------    ------------

Operating income                                      6,175,461       3,004,555

Interest expense:
  Interest expense                                     (736,251)     (1,065,887)
  Amortization of deferred financing costs             (101,504)       (101,504)
                                                   ------------    ------------
Total interest expense                                 (837,755)     (1,167,391)

Other expense                                            (1,000)             --
                                                   ------------    ------------

Income before income tax expense                      5,336,706       1,837,164

Income tax expense                                    2,182,714         736,519
                                                   ------------    ------------

Net income                                         $  3,153,992    $  1,100,645
                                                   ============    ============

Net income per share:

  Basic                                            $       0.20    $       0.07
                                                   ============    ============

  Diluted                                          $       0.20    $       0.07
                                                   ============    ============

Shares used in computing net income per share:

  Basic                                              15,802,969      15,370,271
  Diluted                                            16,059,963      15,890,819


                   The accompanying notes are an integral part
                    of these condensed financial statements.



                              OVERHILL FARMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   For the Nine Months Ended
                                                 ------------------------------
                                                    June 29,          July 1,
                                                     2008              2007
                                                 -------------    -------------

Net revenues                                     $ 185,696,987    $ 139,646,741
Cost of sales                                      162,887,725      124,603,716
                                                 -------------    -------------
Gross profit                                        22,809,262       15,043,025

Selling, general and administrative expenses         6,493,009        5,775,850
                                                 -------------    -------------

Operating income                                    16,316,253        9,267,175

Interest expense:
  Interest expense                                  (2,604,233)      (3,075,649)
  Amortization of deferred financing costs            (304,512)        (290,425)
                                                 -------------    -------------
Total interest expense                              (2,908,745)      (3,366,074)

Other expense                                          (12,414)          (6,643)
                                                 -------------    -------------

Income before income tax expense                    13,395,094        5,894,458

Income tax expense                                   5,491,241        2,363,010
                                                 -------------    -------------

Net income                                       $   7,903,853    $   3,531,448
                                                 =============    =============

Net income per share:

  Basic                                          $        0.50    $        0.23
                                                 =============    =============

  Diluted                                        $        0.50    $        0.22
                                                 =============    =============

Shares used in computing net income per share:

  Basic                                             15,721,404       15,308,393
  Diluted                                           15,965,444       15,781,451


                   The accompanying notes are an integral part
                    of these condensed financial statements.



                              OVERHILL FARMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                     For the Nine Months Ended
                                                     --------------------------
                                                      June 29,        July 1,
                                                        2008            2007
                                                     -----------    -----------

Operating Activities:
Net income                                           $ 7,903,853    $ 3,531,448
 Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                      2,264,784      1,724,367
    Amortization of deferred financing costs             304,512        290,425
    Loss on asset disposals                               64,029         19,640
    Loss on recalled product                             885,540             --
    Provision for (recovery of) doubtful accounts          9,559        (65,305)
    Deferred income taxes                                 12,647        380,362
    Loss (gain) on sale of marketable securities          11,644         (9,932)
    Changes in:
       Accounts receivable                              (772,605)    (3,535,760)
       Inventories                                       637,180     (5,134,880)
       Prepaid expenses and other                       (417,387)       605,800
       Accounts payable                               (3,440,155)     4,144,618
       Accrued liabilities                               543,561        327,976
                                                     -----------    -----------

Net cash provided by operating activities              8,007,162      2,278,759
                                                     -----------    -----------

Investing Activities:
 Additions to property and equipment                  (1,250,107)    (6,349,522)
 Proceeds from sale of property and equipment                 --         10,238
 Sale of marketable securities                            53,976         65,557
                                                     -----------    -----------

Net cash used in investing activities                 (1,196,131)    (6,273,727)
                                                     -----------    -----------


                   The accompanying notes are an integral part
                    of these condensed financial statements.


                              OVERHILL FARMS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                       For the Nine Months Ended
                                                      ----------------------------
                                                        June 29,         July 1,
                                                          2008            2007
                                                      ------------    ------------

Financing Activities:
 Borrowings under financing arrangements                 1,000,000      12,000,000
 Borrowings under equipment loans                               --         692,660
 Principal payments on debt                             (4,500,000)     (9,860,238)
 Principal payments on equipment loans                    (156,535)       (105,728)
 Principal payments on capital lease obligation           (209,345)       (213,742)
 Debt discount                                                  --        (132,344)
 Deferred financing costs                                       --          (1,500)
 Exercise of stock options, including tax benefit          444,085         307,429
                                                      ------------    ------------
Net cash (used in) provided by financing activities     (3,421,795)      2,686,537
                                                      ------------    ------------

Net increase (decrease) in cash                          3,389,236      (1,308,431)
Cash at beginning of period                              1,325,868       2,111,251
                                                      ------------    ------------

Cash at end of period                                 $  4,715,104    $    802,820
                                                      ============    ============

Supplemental Schedule of Cash Flow Information:
   Cash paid during the period for:
     Interest                                         $  2,394,084    $  3,076,857
     Income taxes                                     $  4,569,000    $  1,879,000

  Non-cash transactions:
    Capital lease obligation                          $         --    $    842,168


                   The accompanying notes are an integral part
                    of these condensed financial statements.

                                      -7-

                              OVERHILL FARMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 29, 2008
                                   (UNAUDITED)


1.       NATURE OF BUSINESS AND ORGANIZATIONAL MATTERS

     Overhill Farms, Inc. (the Company or Overhill Farms) is a value-added manufacturer of quality frozen food products including entrees, plated meals, bulk-packed meal components, pastas, soups, sauces, poultry, meat and fish specialties, and organic and vegetarian offerings.

2.       BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended June 29, 2008 are not necessarily indicative of the results that may be expected for the year ending September 28, 2008 or for any other period. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

     In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141(R)"), "Business Combinations," which replaces FASB Statement 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes," to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact adoption may have on its financial condition or results of operations relating to potential future acquisitions.

     In December 2007, the FASB issued SFAS No. 160 ("SFAS 160"), "Accounting for Noncontrolling Interests," which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. SFAS 160 will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact adoption may have on its financial condition or results of operations.

4. INVENTORIES

     Inventories are summarized as follows:

                                                  June 29,         September 30,
                                                    2008               2007
                                                 -----------        -----------
     Raw ingredients                             $ 5,211,634        $ 7,394,169
     Finished product                             10,002,704          8,316,681
     Packaging                                     2,160,300          2,386,193
                                                 -----------        -----------
                                                 $17,374,638        $18,097,043
                                                 ===========        ===========

5. LONG-TERM DEBT

     Long-term debt of the Company as of June 29, 2008 and September 30, 2007 is summarized as follows:

                                                   June 29,        September 30,
                                                     2008              2007
                                                 ------------      ------------

Tranche A Term Loans payable to GCF              $ 24,489,762      $ 25,489,762
Tranche B Term Loans payable to GCF                15,650,000        15,650,000
LIBOR revolving loans payable to GCF                       --         2,500,000
Equipment loans                                       704,042           860,576
Capital lease                                         352,086           561,430
                                                 ------------      ------------
                                                   41,195,890        45,061,768

Less current maturities                            (2,522,569)       (2,492,702)
Less debt discount                                   (942,101)       (1,186,234)
                                                 ------------      ------------
                                                 $ 37,731,220      $ 41,382,832
                                                 ============      ============

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

     As of June 29, 2008, the facility with GCF, reflecting principal payments and the March 9, 2007 amendment, was a $49.7 million senior secured credit facility maturing in May 2011, secured by a first priority lien on substantially all of the Company's assets. As of June 29, 2008, the facility was structured as a $7.5 million non-amortizing revolving loan, a $26.5 million amortizing Tranche A Term Loan and a $15.7 million non-amortizing Tranche B Term Loan. The facility bears interest, adjustable quarterly, at the London Inter Bank Offered Rate ("LIBOR") plus the Applicable Margin for LIBOR loans or, at the Company's option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus the Applicable Margin for Alternate Base Rate Loans, as follows:

                                           Applicable
                                           Margin for
                         Total Debt to   Alternate Base                 Applicable Margin for
                         EBITDA Ratio      Rate Loans                        LIBOR Loans
                           for Last     ---------------- ------------------------------------------------------
                            Twelve                                            Tranche A          Tranche B
                            Months       Revolving Loan   Revolving Loan      Term Loan          Term Loan
---------------------- ---------------- ---------------- ---------------- ------------------ ------------------

Greater than              3.00:1.00           2.50%            3.50%            3.75%              6.25%

Greater than or
equal to but less         2.00:1.00
than or equal to          3.00:1.00           2.25%            3.25%            3.50%              6.00%

Less than                 2.00:1.00           2.00%            3.00%            3.25%              5.75%
---------------------- ---------------- ---------------- ---------------- ------------------ ------------------

     As of June 29, 2008, the Company's principal balances on the loans totaled $40.2 million, consisting of $24.5 million in Tranche A Term Loans and $15.7 million in Tranche B Term Loans. At June 29, 2008, interest rates on the Tranche A Term Loans and Tranche B Term Loans were 5.9% and 8.4%, respectively. Over the term of the loan, the facility had been reduced by mandatory principal payments on the Tranche A Term Loan of $4.0 million and voluntary principal payments on the Tranche B Term Loan of $2.9 million. As of June 29, 2008, the Company had $7.5 million available to borrow under the revolving loan, as the Company paid down the loan balance to zero during the quarter ended March 30, 2008.

     Initial proceeds from the GCF facility, received on or about May 16, 2006, were used to repay approximately $44.5 million in existing debt and related fees and expenses in connection with the termination of the Company's former financing arrangements and to pay approximately $1.6 million in fees and expenses relating to the new financing. Of these fees, $942,000 is recorded as debt discount, net of accumulated amortization, on the accompanying balance sheet as of June 29, 2008. The Company recorded a pretax charge of approximately $176,000 in connection with the termination of the former financing arrangements in the third quarter of fiscal year 2006. The Company paid GCF an additional $132,000 in fees and expenses on March 9, 2007 related to the second amendment, which was recorded as a debt discount.

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

     As of June 29, 2008, the Company was in compliance with the covenant requirements of the agreement with GCF. The Company believes it is probable that it will remain in compliance with all of those covenant requirements for the foreseeable future. However, if the Company fails to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under its financing arrangements could result and interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect its financial condition, results of operations and cash flows.

     The Company entered into the following amortizing loans with Key Bank to finance the purchase of machinery used for manufacturing processes: a five-year loan in the principal amount of $324,000 at a fixed interest rate of 7.5% on September 21, 2006, a five-year loan in the principal amount of $217,000 at a fixed interest rate of 7.5% on November 27, 2006 and a four-year loan in the principal amount of $476,000 at a fixed interest rate of 7.5% on January 9, 2007.

     The Company amended its existing operating lease agreements with General Electric Capital Corporation on October 2, 2006. The amended lease resulted in a three-year capital lease in the principal amount of $842,000 at a fixed interest rate of 8.15%, with a $1 bargain purchase option at the expiration of the lease. The assets acquired under this capital lease have an acquisition cost of $912,000.

6.       PER SHARE DATA

     The following table sets forth the calculation of income per share ("EPS") for the periods presented:

                                                             Quarter Ended
                                                      --------------------------
                                                       June 29,        July 1,
                                                         2008           2007
                                                      -----------    -----------

Basic EPS Computation:
Numerator:
  Net income                                          $ 3,153,992    $ 1,100,645
Denominator:
  Weighted average common shares outstanding           15,802,969     15,370,271
                                                      -----------    -----------
          Total shares                                 15,802,969     15,370,271
                                                      ===========    ===========
           Basic EPS                                  $      0.20    $      0.07
                                                      ===========    ===========

Diluted EPS Computation:
Numerator:
  Net income                                          $ 3,153,992    $ 1,100,645
Denominator:
  Weighted average common shares outstanding           15,802,969     15,370,271
   Incremental shares from assumed exercise
       of stock options                                   256,994        520,548
                                                      -----------    -----------
          Total shares                                 16,059,963     15,890,819
                                                      ===========    ===========
          Diluted EPS                                 $      0.20    $      0.07
                                                      ===========    ===========


                                                          Nine Months Ended
                                                      --------------------------
                                                       June 29,        July 1,
                                                         2008           2007
                                                      -----------    -----------

Basic EPS Computation:
Numerator:
  Net income                                          $ 7,903,853    $ 3,531,448
Denominator:
  Weighted average common shares outstanding           15,721,404     15,308,393
                                                      -----------    -----------
          Total shares                                 15,721,404     15,308,393
                                                      ===========    ===========
           Basic EPS                                  $      0.50    $      0.23
                                                      ===========    ===========

Diluted EPS Computation:
Numerator:
  Net income                                          $ 7,903,853    $ 3,531,448
Denominator:
  Weighted average common shares outstanding           15,721,404     15,308,393
   Incremental shares from assumed conversion
     of preferred stock and exercise of stock
     options and warrants                                 244,040        473,058
                                                      -----------    -----------
          Total shares                                 15,965,444     15,781,451
                                                      ===========    ===========
          Diluted EPS                                 $      0.50    $      0.22
                                                      ===========    ===========

     Additionally, during the quarter ended June 29, 2008, the Company issued 30,572 shares of common stock in connection with the exercise of employee stock options for total proceeds of approximately $20,000. There was no exercise of employee stock options during the quarter ended July 1, 2007. During the nine months ended June 29, 2008 and July 1, 2007, the Company issued 203,000 and 103,000 shares, respectively, of common stock in connection with the exercise of employee stock options for total proceeds of approximately $294,000 and $84,000, respectively.

7.       STOCK OPTIONS

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment"("SFAS 123(R)"), which requires the Company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Accordingly, with the adoption of SFAS 123(R), any future option awards will have an impact on the Company's results of operations, although awards will have no impact on the Company's overall financial position. The Company adopted SFAS 123(R) on October 3, 2005 utilizing the modified prospective method. The Company's adoption of SFAS 123(R) did not impact the Company's income before income tax expense, net income or basic and diluted earnings per share since no options were granted during the quarters and nine months ended June 29, 2008 and July 1, 2007, respectively, and all of the Company's outstanding options were fully vested at the date of adoption of this standard.

8.       INCOME TAXES

     The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty of Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48") on October 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The total amount of unrecognized tax benefits as of the date of adoption was not material. The Company has substantially concluded all U.S. federal income tax matters for years through fiscal year 2004. As a result of the implementation of FIN 48, the Company recorded no increase in the liability for unrecognized tax benefits and the balance of unrecognized tax benefits was zero at June 29, 2008.

     The Company has adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of income taxes. The total amount of interest and penalty recognized in the statement of income was zero for the quarter and nine months ended June 29, 2008.

     The Company does not anticipate any significant change within twelve months of this reporting date of its uncertain tax positions.

     The effective tax rates were 41.0% and 40.1% for the first nine months of each of fiscal years 2008 and 2007, respectively, which is consistent with the statutory rate.

9.       CONTINGENCIES

         LEGAL PROCEEDINGS

     The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes that such contingencies will be resolved without materially and adversely affecting the Company's financial position, results of operations or cash flows.

         CONCENTRATIONS OF CREDIT RISK

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. The Company performs on-going credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company charges off uncollectible accounts at the point in time when no recovery is expected.

     A significant portion of the Company's total net revenues during the first nine months of fiscal years 2008 and 2007 was derived from four customers. Jenny Craig, Inc., H. J. Heinz Company, Panda Restaurant Group, Inc. and Safeway Inc. accounted for approximately 25%, 18%, 16% and 12%, respectively, of the Company's total net revenues for the nine months ended June 29, 2008 and approximately 26%, 8%, 28% and 8%, respectively, of the Company's total net revenues for the nine months ended July 1, 2007. Receivables related to Jenny Craig, Inc., Panda Restaurant Group, Inc. (through its distributors), H. J. Heinz Company and Safeway Inc. accounted for approximately 26%, 15%, 14% and 14%, respectively, of the Company's total accounts receivable balance for the nine months ended June 29, 2008 and approximately 26%, 26%, 7% and 18%, respectively, of the Company's total accounts receivable balance for the nine months ended July 1, 2007.

     Cash used primarily for working capital purposes is maintained in two accounts with one major financial institution. Account balances as of June 29, 2008 are in excess of the FDIC insurance limits. If the financial banking markets experience disruption, the Company may need to temporarily rely on other forms of liquidity, including borrowing under the Credit Agreement.

         CONCENTRATION OF SOURCES OF LABOR

     The Company's total hourly and salaried workforce consisted of approximately 1,043 employees at June 29, 2008. Approximately 83% of the Company's employees are unionized with the United Food & Commercial Workers Union, Local 770 and are covered by a three-year collective bargaining agreement renewed effective March 1, 2008.

         LIQUIDATED DAMAGES

     On December 23, 2005, Levine Leichtman Capital Partners II, L.P. ("LLCP") resold to 15 institutional investors in a private transaction all of the 5,771,661 shares of the Company's common stock that LLCP owned of record as of that date ("Transferred Shares"). To facilitate LLCP's sale of the Transferred Shares, the Company made various representations and warranties as a party to a stock purchase agreement with LLCP and the investors. In addition, the Company entered into a registration rights agreement with the investors that required the Company to register for resale the Transferred Shares and to maintain the effectiveness of the registration statement for a maximum of 24 months following the closing date. The registration statement was declared effective by the Securities and Exchange Commission on April 13, 2006 and remained effective through December 23, 2007, the end of the required effectiveness period. Accordingly, the Company did not and will not incur any liquidated damages with respect to its registration obligations.

10.      RELATED PARTY TRANSACTIONS

     In connection with the spin-off from the Company's former parent, Overhill Corporation (now TreeCon Resources, Inc. ("TreeCon")), the Company received from Overhill Corporation a non-recourse promissory note in the principal amount of $207,375 made on September 25, 2001 by James Rudis, the Company's President, Chief Executive Officer and Chairman of the Board, and a similar note in the principal amount of $184,875 by William Shatley, who served as an officer of the former parent company and later served as an officer and director of the Company. These notes became due and payable on September 24, 2003. Mr. Rudis' note was collateralized solely by 276,500 shares of common stock of TreeCon. Mr. Shatley's note was collateralized solely by 246,500 shares of common stock of TreeCon. Based on the Company's assessment of the collectibility of these notes, including the value of the subject collateral, the Company assigned no value to the notes upon their receipt. During the quarter ended April 2, 2006, Mr. Rudis tendered to the Company the 276,500 shares of TreeCon common stock that had served as collateral for the note receivable. Mr. Shatley tendered to the Company the 246,500 shares of TreeCon common stock that had served as collateral for the note receivable during the quarter ended July 2, 2006.

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

     In February 2004, the Company engaged Alexander Auerbach & Co., Inc. ("AAPR") to provide the Company with public relations and marketing services. AAPR provides public relations, media relations and communications marketing services to support the Company's sales activities. Alexander Auerbach, who is a director of the Company, is a stockholder, director and officer of AAPR. Fees paid to AAPR for services rendered under this engagement during the first nine months of fiscal years 2008 and 2007 were $31,000 and $26,000, respectively.


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

     o   fulfillment by suppliers of existing raw material contracts;

     o market conditions that may affect the costs and/or availability of raw materials, fuels, energy, logistics and labor as well as the market for our products, including our customers' ability to pay and consumer demand;

     o changes in our business environment, including actions of competitors and changes in customer preferences, as well as disruptions to our customers' businesses;

     o   seasonality in retail category;

     o loss of key customers due to competitive environment or production being moved in-house by the customer;

     o natural disasters that can impact, among other things, costs of fuel and raw materials;

     o   the occurrence of acts of terrorism or acts of war;

     o   changes in governmental laws and regulations, including income taxes;

     o change in control due to takeover or other significant changes in ownership; and

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

OVERVIEW

     We are a leading value-added manufacturer of high quality, prepared frozen food products for branded retail, private label, foodservice and airline customers. Our product line includes entrees, plated meals, bulk-packed meal components, pastas, soups, sauces, poultry, meat and fish specialties, and organic and vegetarian offerings. Our extensive research and development efforts, combined with our extensive catalogue of recipes and flexible manufacturing capabilities, provide customers with a one-stop solution for new product ideas, formulations and product manufacturing, as well as precise replication of existing recipes. Our capabilities allow customers to outsource product development, product manufacturing and packaging, thereby avoiding significant fixed-cost and variable investments in resources and equipment. Our customers include prominent nationally recognized names such as Jenny Craig, Inc., H. J. Heinz Company, American Airlines, Inc., Safeway Inc., Pinnacle Foods Group LLC and Panda Restaurant Group, Inc.

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

     o   offering a broad range of products to customers in multiple channels;
         and

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

     INVENTORIES. Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost, which approximates the first-in, first-out ("FIFO") method, or market. We use a standard costing system to estimate our FIFO cost of inventory at the end of each reporting period. Historically, standard costs have been materially consistent with actual costs. We periodically review our inventory for excess items, and we establish a valuation reserve based upon the age of specific items in inventory and the expected recovery from the disposition of the items.

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

     We assess property and equipment for impairment whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable.

     Expenditures for maintenance and repairs are charged to expense as incurred. The cost of materials purchased and labor expended in betterments and major renewals are capitalized. Costs and related accumulated depreciation of properties sold or otherwise retired are eliminated from the accounts, and gains or losses on disposals are included in operating income.

     EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED. We evaluate the excess of cost over fair value of net assets acquired (goodwill) at least annually for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data. At June 29, 2008, we had goodwill of $12.2 million. A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

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

     We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty of Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48") on October 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. We have also adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of income taxes.

     CONCENTRATIONS OF CREDIT RISK

     Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. We perform on-going credit evaluations of our customers' financial condition and generally require no collateral from our customers. A bankruptcy or other significant financial deterioration of any customers could impact their future ability to satisfy their receivables with us. Our allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions. For the nine months ended June 29, 2008 and July 1, 2007, our write-offs, net of recoveries, to the allowance for doubtful accounts were immaterial.

     While we continue to diversify our customer list to reduce concentration risk, a significant portion of our total net revenues during the first nine months of fiscal years 2008 and 2007 was derived from four customers. Jenny Craig, Inc., H. J. Heinz Company, Panda Restaurant Group, Inc. and Safeway Inc. accounted for approximately 25%, 18%, 16% and 12%, respectively, of our total net revenues for the nine months ended June 29, 2008 and approximately 26%, 8%, 28% and 8%, respectively, of our total net revenues for the nine months ended July 1, 2007. Receivables related to Jenny Craig, Inc., Panda Restaurant Group, Inc. (through its distributors), H. J. Heinz Company and Safeway Inc. accounted for approximately 26%, 15%, 14% and 14%, respectively, of our total accounts receivable balance for the nine months ended June 29, 2008 and approximately 26%, 26%, 7% and 18%, respectively, of our total accounts receivable balance for the nine months ended July 1, 2007.

     Cash used primarily for working capital purposes is maintained in two accounts with one major financial institution. Account balances as of June 29, 2008 are in excess of the FDIC insurance limits. If the financial banking markets experience disruption, we may need to temporarily rely on other forms of liquidity, including borrowing under the Credit Agreement.

RESULTS OF OPERATIONS

     While we operate as a single business unit, manufacturing various products on common production lines, revenues from similar customers are grouped into the following natural categories: retail, foodservice and airlines.

     With our increased penetration into the grocery segment, we expect to see some increased seasonality in the retail category of our business. Traditionally, the summer months of June, July and August see slightly diminished frozen grocery sales. Sales volume may be highest in the winter periods (our second quarter) and lowest in the warmer months (our third and fourth quarters).

QUARTER ENDED JUNE 29, 2008 COMPARED TO QUARTER ENDED JULY 1, 2007

     The quarters ended June 29, 2008 and July 1, 2007 were both 13-week periods.

     NET REVENUES. Total net revenues for the quarter ended June 29, 2008 increased $9.3 million (17.5%) to $62.4 million from $53.1 million for the quarter ended July 1, 2007 due to increased volume and new products from new and existing customers as discussed below.

     Retail net revenues increased $15.0 million (45.0%) to $48.3 million for the quarter ended June 29, 2008 from $33.3 million for the quarter ended July 1, 2007 due to higher year-on-year sales to a major national-brand food company, which was launched during the second quarter of fiscal year 2007. In addition, there was a 30.5% increase in sales to Jenny Craig, Inc. versus the same quarter in the prior year. For the quarter ended June 29, 2008, the retail category as a percentage of net revenues increased to 77.4% from 62.7%.

     During the quarter ended June 29, 2008, we entered into a five-year licensing agreement with Better Living Brands tm Alliance ("Alliance") for the exclusive right to produce and sell frozen entrees under the Eating Right tm and O Organics tm brands. The mission of the Alliance is to provide health and wellness food and beverage solutions via its two proven multi-category lifestyle brands. We initially paid a one-time $1.0 million licensing fee as well as a $125,000 royalty fee prepayment. The agreement is renewable for two five-year terms. For the quarter ended June 29, 2008, amortization expense related to the licensing fee was $34,000. We anticipate revenue from the licensing agreement to begin in fiscal year 2009.

     Also, during our fourth fiscal quarter, we plan to roll out another product line of 30 items for one of our retail customers. We expect to see some of the benefits from the new business in our fourth quarter, and anticipate realizing the full impact in the first quarter of fiscal year 2009.

     Foodservice net revenues decreased $5.5 million (37.7%) to $9.1 million for the quarter ended June 29, 2008 from $14.6 million for the quarter ended July 1, 2007 due to anticipated reduced volume from one customer and softness in the foodservice industry caused by a slowing economy. For the quarter ended June 29, 2008, the foodservice category as a percentage of net revenues decreased to 14.6% from 27.5%. However, we continue our sales efforts in this category and believe that foodservice represents a significant opportunity for us.

     Airline net revenues decreased $160,000 (3.1%) to $5.0 million for the quarter ended June 29, 2008 from $5.2 million for the quarter ended July 1, 2007 largely due to one airline account transitioning to a new supplier. For the quarter ended June 29, 2008, the airline category as a percentage of net revenues decreased to 8.0% from 9.8%.

     GROSS PROFIT. Gross profit increased $3.1 million (58.5%) to $8.4 million (13.5% of net revenues) for the quarter ended June 29, 2008 from $5.3 million (10.0% of net revenues) for the quarter ended July 1, 2007. Gross profit, both in dollars and as a percentage of revenues, was higher due to increased sales along with on-going manufacturing improvements, increased efficiencies and yields, stronger financial reviews and controls and modest increases in sales prices to several customers offset partially by new product development costs. As previously disclosed, in order to maintain our gross profit margins we continue to analyze our lower margin accounts. In the third quarter of fiscal year 2008, we stopped producing for one retail customer that did not meet our profit objectives and going forward, we will continue to focus on higher margin business.

     The food industry in general has experienced extremely high commodity, energy and logistics cost increases over the past year. We have responded to rising costs with forward buying of raw materials and price increases to several customers. We also have experienced increased sales to customers with cost-plus based contracts. We will continue to make efforts to negotiate price increases, which reflect increased costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased $98,000 (4.3%) to $2.2 million (3.5% of net revenues) for the quarter ended June 29, 2008 from $2.3 million (4.3% of net revenues) for the quarter ended July 1, 2007. The decrease in dollars was due to decreased Sarbanes Oxley consulting and professional service fees. SG&A expenses decreased as a percentage of net revenues because we were able to administer a greater volume of business with little increase in staffing.

     OPERATING INCOME. Operating income increased $3.2 million (106.7%) to $6.2 million for the quarter ended June 29, 2008 from $3.0 million for the quarter ended July 1, 2007. The increase in operating income was the result of increased net revenues and improvements in gross profit margins as noted above.

     TOTAL INTEREST EXPENSE. Total interest expense, which consisted of various financing-related charges, decreased $362,000 (30.2%) to $838,000 for the quarter ended June 29, 2008 as compared to $1.2 million for the quarter ended July 1, 2007. The decrease is due to lower overall interest rates and a reduction in our long-term debt balance.

     INCOME TAX EXPENSE. Income tax expense was $2.2 million for the quarter ended June 29, 2008 as compared to $737,000 for the quarter ended July 1, 2007. The effective tax rates were 40.9% for the quarter ended June 29, 2008 and 40.1% for the quarter ended July 1, 2007. The effective tax rates for the quarters ended June 29, 2008 and July 1, 2007 did not materially differ from the statutory rate.

     NET INCOME. Net income for the quarter ended June 29, 2008 was $3.2 million or $0.20 per basic and diluted share compared to net income of $1.1 million or $0.07 per basic and diluted share for the quarter ended July 1, 2007.

NINE MONTHS ENDED JUNE 29, 2008 COMPARED TO NINE MONTHS ENDED JULY 1, 2007

     The nine months ended June 29, 2008 and July 1, 2007 were both 39-week periods.

     NET REVENUES. Total net revenues increased $46.1 million (33.0%) to $185.7 million for the nine months ended June 29, 2008 from $139.6 million for the nine months ended July 1, 2007 due to increased volume and new products from new and existing customers as discussed below.

     Retail net revenues increased $54.4 million (67.0%) to $135.6 million for the nine months ended June 29, 2008 from $81.2 million for the nine months ended July 1, 2007 largely due to higher year-on-year sales to a major national-brand food company and sales of 24 items to Safeway Inc., both of which were launched during the second quarter of fiscal year 2007. In addition, there was a 26.6% increase in sales to Jenny Craig, Inc. For the nine months ended June 29, 2008, the retail category as a percentage of net revenues increased to 73.0% from 58.2%.

     Foodservice net revenues decreased $9.7 million (21.9%) to $34.5 million for the nine months ended June 29, 2008 from $44.2 million for the nine months ended July 1, 2007 due to anticipated reduced volume from one customer and softness in the foodservice industry caused by a slowing economy. For the nine months ended June 29, 2008, the foodservice category as a percentage of net revenues decreased to 18.6% from 31.7%.

     Airline net revenues increased $1.3 million (9.1%) to $15.6 million for the nine months ended June 29, 2008 from $14.3 million for the nine months ended July 1, 2007 largely due to increases in passenger travel during the first nine months of the fiscal year. For the nine months ended June 29, 2008, the airline category as a percentage of net revenues decreased to 8.4% from 10.2%. Given record high fuel costs and airline initiatives to cut costs, going forward we expect a decrease in airline net revenues that we anticipate would be offset by an increase in retail net revenues.

     GROSS PROFIT. Gross profit increased $7.8 million (52.0%) to $22.8 million (12.3% of net revenues) for the nine months ended June 29, 2008 from $15.0 million (10.7% of net revenues) for the nine months ended July 1, 2007. Gross profit, both in dollars and as a percentage of revenues, was higher due to increased sales along with on-going manufacturing improvements, increased efficiencies and yields, stronger financial reviews and controls and modest increases in sales prices to several customers offset slightly by costs incurred for new product development. In addition, in order to maintain our gross profit margins, we continue to analyze our lower margin accounts and expect to move away from some of the accounts that do not meet our profit objectives towards higher margin business now available to us.

     During the nine months ended June 29, 2008, we were notified by the U.S. Department of Agriculture of a recall of beef produced by the Hallmark/Westland Meat Packing Co. The recall was classified as Class II, meaning the risk of health and/or safety issues are remote. We purchased a small amount of raw beef directly from Hallmark/Westland during the fiscal year and manufactured it into finished goods that were eventually destroyed. We were subsequently informed that a larger amount of cooked beef was purchased from another vendor (a vendor mandated by a customer) that had originally purchased raw beef from Hallmark/Westland. As a result of this government mandated recall, we destroyed or approved destruction of approximately 70,000 cases of product resulting in a charge to cost of sales of approximately $1.0 million during the nine months ended June 29, 2008. Gross profit margin was negatively affected by less than 1%. We believe that we have areas of recourse to recover all or part of the losses incurred relating to the recall. Any recovery will be recorded in subsequent periods.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased $700,000 (12.1%) to $6.5 million (3.5% of net revenues) for the nine months ended June 29, 2008 from $5.8 million (4.2% of net revenues) for the nine months ended July 1, 2007. SG&A expenses increased during the first nine months of fiscal year 2008 due to brokerage fees from greater retail sales and higher professional fees. However, SG&A expenses decreased as a percentage of net revenues because we were able to administer a greater volume of business with little increase in staffing.

     OPERATING INCOME. Operating income increased $7.0 million (75.3%) to $16.3 million for the nine months ended June 29, 2008 from $9.3 million for the nine months ended July 1, 2007. The increase in operating income was the result of improvements in net revenues and gross profit margins as noted above.

     TOTAL INTEREST EXPENSE. Total interest expense, which consisted of various financing-related charges, decreased $500,000 (14.7%) to $2.9 million for the nine months ended June 29, 2008 from $3.4 million for nine months ended July 1, 2007. The decrease is due to reductions in our overall interest rates and in our long-term debt balance.

     INCOME TAX EXPENSE. Income tax expense was $5.5 million for the nine months ended June 29, 2008 as compared to $2.4 million for the nine months ended July 1, 2007. The effective tax rates were 41.0% for the nine months ended June 29, 2008 and 40.1% for the nine months ended July 1, 2007 and did not materially differ from the statutory rate.

     NET INCOME. Net income for the nine months ended June 29, 2008 was $7.9 million or $0.50 per basic and diluted share compared to net income of $3.5 million or $0.23 per basic and $0.22 per diluted share for the nine months ended July 1, 2007.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended June 29, 2008, our operating activities provided cash of $8.0 million compared to cash provided of $2.3 million during the nine months ended July 1, 2007. Cash generated from operations before working capital changes for the first nine months of fiscal year 2008 was $11.5 million. We used operating cash flows to finance working capital needs primarily as a result of a decrease in accounts payable of $3.4 million during the first nine months of fiscal year 2008. Due to an increase in sales volume, accounts receivable increased by $773,000. Inventory declined by $637,000, which reflects the results of our efforts to increase inventory turns. Cash used by prepaid expenses and other assets was $417,000 and related primarily to the Alliance licensing and royalty agreement discussed above. In addition, cash provided by accrued liabilities was $544,000. As of June 29, 2008, we had working capital of $27.1 million compared to working capital of $22.1 million at fiscal year end on September 30, 2007. We were able to fund our growth in sales in the first nine months of fiscal year 2008 internally, without increasing our external debt, by executing the cash management procedures noted above.

     Our investing activities, consisting primarily of capital expenditures and proceeds from the sale of marketable securities, resulted in a net use of cash of approximately $1.2 million during the first nine months of fiscal year 2008 compared to $6.3 million during the first nine months of fiscal year 2007. The decrease in cash used was due to prior year additions of property and equipment related to the expansion of the manufacturing capacity of our entree plant to accommodate additional business opportunities, meet anticipated growth and improve operating efficiency. The additions to property and equipment were partially offset by $54,000 in proceeds from the sale of marketable securities during the first nine months of fiscal year 2008 as compared to $66,000 in the first nine months of fiscal year 2007. We anticipate that cash generated from operating activities and borrowing availability under our existing credit facilities will fund revenue growth in the near term. To continue our current growth rate into fiscal year 2009, we will need additional capacity either through acquisition of another facility or another business within the next twelve months. We believe that funding will be available through debt facilities at competitive rates, available cash or equity funding for this future capacity.

     Our financing activities resulted in a use of cash of $3.4 million during the first nine months of fiscal year 2008 compared to cash provided by financing activities of $2.7 million during the first nine months of fiscal year 2007. The net use of cash was due to principal payments on debt, equipment loans and our capital lease obligation of $4.5 million, $157,000 and $209,000, respectively, as we paid down our revolving loan balance to zero during the second quarter of fiscal year 2008. The principal payments were offset by borrowings of $1.0 million and receipt of $444,000 from the exercise of employee stock options, including the related tax benefit.

     Our continued accumulation of cash will be used for general corporate purposes, including working capital, acquisitions, retirement of debt and other business opportunities.

     On March 9, 2007, we executed a second amendment to the senior secured credit agreement with Guggenheim Corporate Funding, LLC ("GCF") allowing for $7.0 million of additional capital expenditures to facilitate new business by increasing plant capacity and improving line efficiency, to be funded by increases of $3.5 million in each of the Tranche A and Tranche B Term Loans.

     As of June 29, 2008, the facility with GCF, reflecting principal payments and the March 9, 2007 amendment, was a $49.7 million senior secured credit facility maturing in May 2011, secured by a first priority lien on substantially all of our assets. As of June 29, 2008, the facility was structured as a $7.5 million non-amortizing revolving loan, a $26.5 million amortizing Tranche A Term Loan and a $15.7 million non-amortizing Tranche B Term Loan. The facility bears interest, adjustable quarterly, at the London Inter Bank Offered Rate ("LIBOR") plus the Applicable Margin (listed below) for LIBOR loans or, at our option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus an applicable margin, as follows:


                                           Applicable
                                           Margin for
                         Total Debt to   Alternate Base                 Applicable Margin for
                         EBITDA Ratio      Rate Loans                        LIBOR Loans
                           for Last     ---------------- ------------------------------------------------------
                            Twelve                                            Tranche A          Tranche B
                            Months       Revolving Loan   Revolving Loan      Term Loan          Term Loan
---------------------- ---------------- ---------------- ---------------- ------------------ ------------------

Greater than              3.00:1.00           2.50%            3.50%            3.75%              6.25%

Greater than or
equal to but less         2.00:1.00
than or equal to          3.00:1.00           2.25%            3.25%            3.50%              6.00%

Less than                 2.00:1.00           2.00%            3.00%            3.25%              5.75%
---------------------- ---------------- ---------------- ---------------- ------------------ ------------------


     As of June 29, 2008, our principal balances on the loans totaled $40.2 million, consisting of $24.5 million in Tranche A Term Loans and $15.7 million in Tranche B Term Loans. At June 29, 2008, interest rates on the Tranche A Term Loans and Tranche B Term Loans were 5.9% and 8.4%, respectively. As of June 29, 2008, our total debt to EBITDA ratio for the last twelve months was less than 2.00:1.00 and therefore we qualified for the lowest applicable margin for the alternative base rate and LIBOR loans, which will be applicable to our borrowing beginning in the fourth quarter of fiscal year 2008. Over the term of the loan, the facility had been reduced by mandatory principal payments on the Tranche A Term Loan of $4.0 million and voluntary principal payments on the Tranche B Term Loan of $2.9 million. As of June 29, 2008, we had $7.5 million available to borrow under the revolving loan, as we had paid down the loan balance to zero during the quarter ended March 30, 2008.

     Initial proceeds from the GCF facility, received on or about May 16, 2006, were used to repay approximately $44.5 million in existing debt and related fees and expenses in connection with the termination of our former financing arrangements and to pay approximately $1.6 million in fees and expenses relating to the new financing. Of these fees, $942,000 is recorded as debt discount, net of accumulated amortization, on our balance sheet as of June 29, 2008. We recorded a pretax charge of approximately $176,000 in connection with the termination of the former financing arrangements in the third quarter of fiscal year 2006. We paid GCF an additional $132,000 in fees and expenses on March 9, 2007 related to the second amendment, which we recorded as a debt discount.

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

     As of June 29, 2008, we were in compliance with the covenant requirements of the agreement with GCF. We believe it is probable that we will remain in compliance with all of those covenant requirements for the foreseeable future. However, if we fail to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under our financing arrangements could result and interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect our financial condition, results of operations or cash flows.

     We entered into the following amortizing loans with Key Bank to finance the purchase of machinery used for manufacturing processes: a five-year loan in the principal amount of $324,000 at a fixed interest rate of 7.5% on September 21, 2006, a five-year loan in the principal amount of $217,000 at a fixed interest rate of 7.5% on November 27, 2006 and a four-year loan in the principal amount of $476,000 at a fixed interest rate of 7.5% on January 9, 2007.

     We amended our existing operating lease agreements with General Electric Capital Corporation on October 2, 2006. The amended lease resulted in a three-year capital lease in the principal amount of $842,000 at a fixed interest rate of 8.15%, with a $1 bargain purchase option at the expiration of the lease. The assets acquired under this capital lease have an acquisition cost of $912,000.

     We believe that funds available to us from operations and existing capital resources will be adequate for our capital requirements for at least the next twelve months.

     Following is a summary of our contractual obligations at June 29, 2008:

                                             Payments Due By Period
                       -------------------------------------------------------------------

                                     Remainder of
   Contractual                        Fiscal Year                               More than
   Obligations            Total         2008        2-3 Years     4-5 Years      5 Years
--------------------   -----------   -----------   -----------   -----------   -----------

Debt maturities        $40,843,804   $   554,160   $ 5,221,730   $35,067,914   $        --

Interest expense (1)     9,443,560       865,126     6,561,894     2,016,540            --

Capital lease
   obligation              352,086        72,664       279,422            --            --

Operating lease
   obligations (2)      11,182,087       519,311     3,826,036     2,440,850     4,395,890

Other contractual
   obligations           1,025,366       186,502       838,864            --            --

Open purchase orders    22,709,259    13,729,081     8,980,178            --            --
                       -----------   -----------   -----------   -----------   -----------
Total contractual
   obligations         $85,556,162   $15,926,844   $25,708,124   $39,525,304   $ 4,395,890
                       ===========   ===========   ===========   ===========   ===========

------------

   (1) Assumes only mandatory principal pay-downs and the use of LIBOR as of June 27, 2008 on the GCF debt and fixed rate interest payments on equipment loans and capital lease obligation.

   (2)   Includes real estate leases.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk - Obligations. We are subject to interest rate risk on variable interest rate obligations. A hypothetical 10.0% increase in average market interest rates would increase by approximately $281,000 the annual interest expense on our debt outstanding as of June 29, 2008. We are also subject to interest rate risk on our fixed interest rate obligations. Based upon outstanding amounts of fixed rate obligations as of June 29, 2008, a hypothetical 10.0% decrease in average market interest rates would increase the fair value of outstanding fixed rate debt by approximately $6,000.

ITEM 4. CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 29, 2008, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     During the quarter ended June 29, 2008, there were no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our 2008 annual meeting of stockholders on June 3, 2008. There were 15,792,699 shares of our common stock outstanding and entitled to vote at the meeting. Each holder of record of our common stock on the record date was entitled to cast one vote per share on each proposal.

     Five nominees were presented for election and elected to our board of directors at the meeting. The results of the vote for the election of directors were as follows:


  Nominee                             For               Withheld
  -------                             ---               --------
  James Rudis                         11,033,492          250,766
  Harold Estes                        10,857,468          426,790
  Geoffrey A. Gerard                  10,855,710          428,548
  Alexander Auerbach                  10,060,583        1,223,675
  Alexander Rodetis, Jr.              10,857,860          426,398

ITEM 6. EXHIBITS

     Number                              Description
     ------                              -----------

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


                                                 OVERHILL FARMS, INC.
                                                 (REGISTRANT)


Date:    August 7, 2008                 By: /s/  James Rudis
                                            ------------------------------------
                                                 James Rudis
                                                 Chairman, President and
                                                 Chief Executive Officer



Date:    August 7, 2008                 By: /s/  Tracy E. Quinn
                                            ------------------------------------
                                                 Tracy E. Quinn
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