Form 10-K
period 2008-09-28
OVERHILL FARMS INC
filed 2008-12-12
CIK 1101020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 28, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ____________

Commission file number 1-16699

OVERHILL FARMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	75-2590292
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2727 East Vernon Avenue
Vernon, California	90058
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (323) 582-9977

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01	NYSE Alternext US (formerly, American Stock Exchange)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ X]

Non-Accelerated Filer [ ] (Do not check if smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on March 28, 2008, which was the last business day of the registrant’s second fiscal quarter ended March 30, 2008 (based on the closing price on such date on the NYSE Alternext US) was approximately $50.3 million.  For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.  The registrant has no non-voting common equity.

There were 15,823,271 shares of common stock, par value $0.01, outstanding as of December 11, 2008.

Documents Incorporated By Reference:  None

i

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements.  Examples of forward-looking statements include, but are not limited to, statements concerning projected net revenues, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; our success in pending litigation; the demand for our products; the availability and pricing of commodities; the competitive nature of and anticipated growth in our industry; manufacturing capacity and goals; our ability to consummate acquisitions and integrate their operations successfully; and our prospective needs for additional capital.

These forward-looking statements are based on our current expectations, estimates, approximations and/or projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

ii

PART I

ITEM 1.	Business

History

Overhill Farms, Inc. was formed in 1995 as a Nevada corporation, with the acquisition of substantially all of the assets of IBM Foods, Inc., founded in 1968.  We sell our products nationwide, and our headquarters and manufacturing facilities are located in Vernon, California.

Products and Services

We are a leading value-added manufacturer of high quality, prepared frozen food products for branded retail, private label, foodservice and airline customers.  Our product line includes entrées, plated meals, bulk-packed meal components, pastas, soups, sauces, poultry, meat and fish specialties, and organic and vegetarian offerings.  We provide custom prepared foods to a number of prominent, nationally recognized customers such as Jenny Craig, Inc., H. J. Heinz Company, American Airlines, Inc., Safeway Inc., Pinnacle Foods Group LLC and Panda Restaurant Group, Inc.

Sales and Marketing

We operate as a single business segment – the development and production of frozen food products. We market our products through both an internal sales force and outside food brokers.  Our customers are foodservice, retail and airline accounts.

A significant portion of our total net revenues during the last three fiscal years was derived from four customers.  Jenny Craig, Inc., H. J. Heinz Company, Panda Restaurant Group, Inc. and Safeway Inc. accounted for approximately 24%, 18%, 16% and 13%, respectively, of our revenues for the fiscal year ended September 28, 2008.  For the fiscal year ended September 30, 2007, Jenny Craig, Inc., H. J. Heinz Company, Panda Restaurant Group, Inc. and Safeway Inc. accounted for approximately 26%, 9%, 27% and 9%, respectively, of our revenues.  For the fiscal year ended October 1, 2006, Jenny Craig, Inc., H. J. Heinz Company, Panda Restaurant Group, Inc. and Safeway Inc. accounted for approximately 28%, 0%, 35% and 2%, respectively, of our revenues.

Manufacturing and Sourcing

In 2003, we consolidated our headquarters, entrée manufacturing and warehousing, product development, sales and quality control facilities into a single location in Vernon, California.  We also maintain a separate protein cooking facility in Vernon, California.  In 2007, we invested approximately $7.0 million in capital expenditures to expand the manufacturing capacity of our entrée plant in order to accommodate new business opportunities.

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

Competition

Our products compete with those produced by numerous regional and national firms.  Many of these companies are divisions of larger highly integrated companies.  Competition is strong, with many firms producing alternative products for the foodservice and retail industries.  Competitive factors include price, food safety, product quality, flexibility, product development, customer service and, on a retail basis, name recognition.  We are competitive in this market as a result of our ability to produce mid-sized to large custom product runs within a short time frame on a cost-effective basis and our ability to provide ancillary support services such as research and development, assistance with regulatory matters, production planning and logistics.

Product Development and Marketing

We maintain a comprehensive, fully staffed research and development department that formulates recipes and upgrades specific products for current and prospective customers and establishes production and quality standards.  We develop products based upon customers’ specifications, conventional recipes, new product trends or our own product initiatives.  We are continuously developing recipes as customers’ tastes and client requirements change.  We also maintain a quality control department for inspection, testing, monitoring and compliance to ensure that our products are produced consistently in accordance with our standards.

Intellectual Property

We have registered the “Overhill Farms” and “Chicago Brothers” trademarks with the United States Patent and Trademark Office.   Also, during the fiscal year ended September 28, 2008, we entered into a five-year licensing agreement with Better Living Brands tm Alliance (“Alliance”) for the exclusive right to produce and sell frozen entrées under the Eating Right tm and O Organics tm brands.

Employees

Our total hourly and salaried workforce consisted of 1,048 employees at September 28, 2008.  Most of our operations are labor intensive, generally requiring unskilled employees.  Approximately 83% of our employees are unionized with the United Food & Commercial Workers Union, Local 770 and are covered by a three-year collective bargaining agreement renewed effective March 1, 2008.  We believe our relations with our employees and the union are good.

Regulation

Food manufacturers are subject to strict government regulation, particularly in the health and environmental areas, by the United States Department of Agriculture (“USDA”), the Food and Drug Administration (“FDA”), as well as the Occupational Safety and Health Administration (“OSHA”) and the Environmental Protection Agency (“EPA”).  Our food processing facilities are subject to continuous on-site examination, inspection and regulation by the USDA.  Compliance with the current applicable federal, state and local environmental regulations has not adversely affected our financial position, results of operations or competitive position.  However, we cannot predict whether regulation by various federal, state or local governmental entities and agencies may adversely affect our future business and financial results.  If a product recall does occur, we have processes and procedures in place to assist in the recall of products.  Since 1997, we have used a Hazard Analysis Critical Point Plan to ensure proper handling of all food items.

Additional Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are available free of charge on our website at www.overhillfarms.com as soon as reasonably practicable after being filed or furnished to the Securities and Exchange Commission (“Commission”). Our reports filed with the Commission are also made available to read and copy at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public

Reference Room by contacting the Commission at 1-800-SEC-0330. Reports filed with the Commission are also made available on its website at www.sec.gov.

ITEM 1A.	Risk Factors

Our ability to compete effectively in the highly competitive food industry may affect our operational performance and financial results.

Our continued success depends in part on our ability to be an efficient producer in the highly competitive food industry.  We face competition in all of our markets from large, national companies and smaller, regional operators.  Some of our competitors, including diversified food companies, are larger and have greater financial resources than we do.  From time to time, we experience price pressure in some of our markets as a result of competitors’ promotional pricing practices as well as general market conditions.  Our failure to match or exceed our competitors’ cost reductions through productivity gains and other improvements could weaken our competitive position.  Competition is based on product quality, food safety, distribution effectiveness, brand loyalty, price, effective promotional activities, the ability to identify and satisfy emerging consumer preferences and the ability to provide ancillary support services.  We may not be able to effectively compete with these larger, more diversified companies.  Also, a disruption of our supply chain could impair our ability to manufacture or supply goods.  In addition, products have life cycles, and as the lives of products diminish, we may not be able to replace our existing customers.

The loss or consolidation of any of our key customers could adversely affect our financial results by decreasing our existing sales opportunities and prices and increasing our marketing and promotional expenses.

The largest purchasers of our products, Jenny Craig, Inc., H. J. Heinz Company, Panda Restaurant Group, Inc. and Safeway Inc., accounted for approximately 24%, 18%, 16% and 13%, respectively, of our total net revenues during the fiscal year ended September 28, 2008.  We expect that our sales to these customers will continue to constitute a significant percentage of our net revenues.  The loss of any of these customers as a significant outlet for our products could adversely affect our competitive position and operating results if we do not obtain additional customers to offset any change in these accounts.

Financial difficulties of foodservice and retail customers due to the economic downturn may adversely affect our revenues, costs and collections.

As the domestic economic downturn deepens, collectibility of receivables from our customers may be adversely affected, causing an increase in aged receivables and/or a reduced collection rate.  Our margins could be adversely affected if we are forced to write off uncollectible accounts.  In addition, the economic downturn could adversely affect the fiscal health of key customers or impair their ability to continue to operate during a recessionary period, which would decrease our revenues unless we are able to replace any lost business.

We are a major purchaser of many commodities that we use for raw materials and packaging, and price changes for the commodities we depend on may adversely affect our profitability.

When possible, we enter into contracts for the purchase of raw materials at fixed prices, which are designed to protect us against raw material price increases during their terms.  Where appropriate, we attempt to recover our commodity cost increases by increasing prices, promoting a higher-margin product mix and creating additional operating efficiencies.

We also use paper products, such as corrugated cardboard, aluminum products, films and plastics to package our products.  Substantial increases in prices of packaging materials or higher prices of our raw materials could adversely affect our operating performance and financial results.  In addition, transportation costs have been unpredictable.  If such costs rise to the levels that were seen in the summer of 2008, our operating margins could be eroded.

Commodity price changes may result in unexpected increases in raw materials and packaging costs, and we may be unable to increase our prices to offset these increased costs without suffering reduced volume, revenue and income.  Any substantial fluctuation in the prices we pay for raw materials and packaging, if not offset by increases in our sales prices, could adversely affect our profitability.

If our food products become adulterated or misbranded, we would need to recall those items and may experience product liability claims if consumers are injured as a result.

Food products occasionally contain contaminants due to inherent defects in those products or improper storage or handling.  Under adverse circumstances, food manufacturers may need to recall some of their products if they become adulterated or misbranded or as a result of government-mandated recall, such as the 2008 beef recall involving the Hallmark/Westland Meat Packing Co.  Food manufacturers may also be liable if the consumption of any of their products causes injury.

The scope of such a recall could result in significant costs incurred as a result of the recall, potential destruction of inventory, and lost sales. Should consumption of any product cause injury, we may be liable for monetary damages as a result of a judgment against us.  A widespread product recall could result in changes to one or more of our business processes, product shortages, a loss of customer confidence in our food or other adverse effects on our business.

If we are required to defend against a product liability claim, whether or not we are found liable under the claim, we could incur substantial costs, our reputation could suffer and our customers might substantially reduce their existing or future orders from us.

Concerns with the safety and quality of food products could cause customers to avoid our products.

We could be adversely affected if our customers and the ultimate consumers of our products lose confidence in the safety and quality of various food products.  Adverse publicity about these types of concerns, such as the publicity about genetically modified organisms and avian influenza, whether or not valid, may discourage our customers from buying our products or cause production and delivery disruptions.  Negative changes in customer perceptions about the safety and quality of products we produce could adversely affect our business and financial condition.

Some of our significant customer and supplier contracts are short-term and may not be renewable on terms favorable to us or at all.

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

Tightening credit markets could impair our ability to obtain financing as and when needed.

Tightening credit markets could impair our ability to obtain additional credit as and when needed to finance our operations and fund future plant or business expansions.  In addition, tight credit markets could result in an increase in interest rates, which would adversely affect us, as we currently have $40.6 million in long-term debt with interest rates that adjust quarterly.

If we violate our financial and other covenants under our secured credit facility, our financial condition, results of operations or cash flows may be adversely affected if secured parties foreclose on our assets or impose default rates of interest.

Our $49.7 million senior secured credit facility, maturing in May 2011, is secured by a first-priority lien on substantially all of our assets. The facility contains covenants whereby, among other things, we are required to maintain compliance with agreed levels of EBITDA, interest coverage, fixed charge coverage, leverage targets and annual capital expenditures and incremental indebtedness limits.  If we violate these covenants and are unable to obtain waivers or renegotiate the terms of the covenants, we could become subject to, among other things, interest rate increases and acceleration of maturity of the loans, which could adversely affect our financial condition, results of operations or cash flows.

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

Assuming the exercise of the aggregate options issued to our executive officers and directors to purchase shares of our common stock, our executive officers and directors and stockholders who beneficially own greater than 5% of our common stock were beneficial owners, in the aggregate, of approximately 28% of our outstanding common stock as of December 11, 2008.  These stockholders, if acting together, could be able to significantly influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

We may not be able to protect our intellectual property and proprietary rights or may become subject to claims relating to our use of our customers’ trademarks, which could harm our competitive position, resulting in decreased revenue.

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

During the 52-week period ended December 11, 2008, the high and low sales prices of our common stock on the NYSE Alternext US (formerly, American Stock Exchange) were $10.00 per share and $2.15 per share, respectively.  Prices for our shares are determined in the marketplace and may accordingly be influenced by many factors, including, but not limited to:

●	the depth and liquidity of the market for the shares;

●	quarter-to-quarter variations in our operating results;

●	announcements about our performance as well as the announcements of our competitors about the performance of their businesses;

●	investors’ evaluations of our future prospects and the food industry generally;

●	changes in earnings estimates by, or failure to meet the expectations of, securities analysts; and

●	general economic and market conditions.

In addition, the stock market has been experiencing significant volatility that may be unrelated to the operating performance of the specific companies whose stock is traded.  This volatility could adversely affect the trading price of our shares.

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

In fiscal year 2008, sales to airline customers were approximately $20.7 million, or 8.7% of total net revenues, compared to sales of $19.7 million in fiscal year 2007 and $21.6 million in fiscal year 2006, representing 10.2% and 12.8% of total net revenues in fiscal years 2007 and 2006, respectively.  Additionally, accounts receivable from airline-related customers accounted for approximately 10.0% and 9.0% of the total accounts receivable balance at September 28, 2008 and September 30, 2007, respectively.  Given the financial and business challenges facing the airline industry, we carefully monitor our receivables from all of our customers in this sector.  The on-going effect of these challenges on the airline industry, airline revenues, and on our business in particular cannot be accurately determined and could further adversely affect our financial position, results of operations or cash flows by, among other things, decreasing our sales to and making it more difficult to collect receivables from airline customers.

Our business is subject to federal, state and local government regulations that could adversely affect our business and financial position.

Food manufacturing operations are subject to regulation by various federal, state and local government entities and agencies.  As a producer of food products for human consumption, our operations are subject to stringent production, packaging, quality, labeling and distribution standards, including regulations mandated by the federal Food, Drug and Cosmetic Act and the U.S. Department of Agriculture.  Future regulation by various federal, state or local governmental entities or agencies may adversely affect our business and financial results.

In addition, our business operations and the past and present ownership and operation of our properties are subject to extensive and changing federal, state and local environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment.  We cannot predict whether environmental issues relating to presently known matters or identified sites or to other matters or sites will require additional, currently unanticipated investigation, assessment or expenditures.

Future sales of shares of our common stock by our stockholders could cause our stock price to decline.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time.  As of December 11, 2008, we had outstanding 15,823,271 shares of common stock, most or all of which were eligible for resale without registration.  Also, as of December 11, 2008, there were outstanding options to purchase up to 521,000 shares of common stock.  All of the shares of common stock underlying these options are covered by an existing effective registration statement.  Sales of shares of our common stock in the public market, or perceptions that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

Our articles of incorporation, our bylaws and provisions of Nevada law could make it more difficult for a third party to acquire us, even if doing so could be in our stockholders’ best interest.

Provisions of our articles of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so might be in the best interest of our stockholders.  It could be difficult for a potential bidder to acquire us because our articles of incorporation and bylaws contain provisions that may discourage takeover attempts.  These provisions may limit our stockholders’ ability to approve a transaction that our stockholders may think is in their best interest.  These provisions include a requirement that certain procedures must be followed before matters can be proposed for consideration at meetings of our stockholders and also include the ability of our board of directors to fix the rights and preferences of an issue of shares of preferred stock without stockholder action.

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

We lease two manufacturing facilities in Vernon, California.  In January 2002, we entered into a ten-year lease, with an option for a five-year renewal, for a facility, Plant No. 1, that has been expanded to 170,000 square feet.  Most of our principal executive office, manufacturing and warehousing, product development and sales and quality control facilities have been consolidated into this single location.  We also lease a 55,000 square foot facility, Plant No. 2, primarily for cooking protein.  In addition, we lease two dry goods storage facilities. These leased facilities are a 25,000 square foot facility in Vernon, California and a 7,620 square foot facility in Huntington Park, California.

We believe that our Plant No. 1, currently operating at approximately 75% capacity, is adequate to meet our requirements for the near future.  In fiscal year 2008, items that were processed at Plant No. 1 (some of which included components that were processed at Plant No. 2) accounted for sales of approximately $190.7 million.  Items that were processed in Plant No. 2 that did not require further processing in Plant No. 1 accounted for the balance of sales in fiscal year 2008 of approximately $45.0 million.  As our sales of cooked protein grow, it may become necessary to augment the cooking capacity that we now have at Plant No. 2.  We are in the process of evaluating our cooking capacity.  If we deem additional cooking capacity to be necessary, estimated capital expenditures for that capacity could range from $5 million to $10 million during fiscal years 2009 and 2010, depending on the amount of additional cooking capacity added.

We recently signed a new 60-month lease for Plant No. 2, which will be effective January 1, 2009.  This new lease includes the original 55,000 square foot facility mentioned above, as well as 68,000 additional square feet that we plan to use to expand our dry and cold storage and cooking capacity.  We anticipate that cash generated from operating activities and borrowing availability under our existing credit facility will be sufficient to fund our anticipated capital expenditures and expansion of our storage and cooking capacity.

ITEM 3.	Legal Proceedings

From time to time, we are involved in various lawsuits, claims and proceedings related to the conduct of our business.  Management does not believe that the disposition of any pending claims is likely to materially and adversely affect our financial condition, results of operations or cash flows.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

  Market Information and Record Holders

Our common stock has traded on NYSE Alternext US (which was known as the American Stock Exchange until October 1, 2008) under the symbol “OFI” since November 1, 2002.  At December 11, 2008, we had approximately 150 stockholders of record.  These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.  On December 11, 2008, the closing sale price of our common stock on NYSE Alternext US was $4.20.  The following table sets forth the range of high and low sales prices for our common stock on NYSE Alternext US for the periods indicated:

Fiscal 2007	High	Low
First Quarter from October 2, 2006 to December 31, 2006	$3.70	$2.66
Second Quarter from January 1, 2007 to April 1, 2007	7.47	2.80
Third Quarter from April 2, 2007 to July 1, 2007	7.65	5.45
Fourth Quarter from July 2, 2007 to September 30, 2007	6.10	3.42

Fiscal 2008	High	Low
First Quarter from October 1, 2007 to December 30, 2007	$3.99	$2.76
Second Quarter from December 31, 2007 to March 30, 2008	5.20	2.15
Third Quarter from March 31, 2008 to June 29, 2008	8.45	3.71
Fourth Quarter from June 30, 2008 to September 28, 2008	10.00	5.81

Performance Graph

The following is a line graph comparing the yearly percentage change in the cumulative total return of our common stock to the cumulative total return of the Standard & Poor’s 500 Index and a peer group for the period commencing September 28, 2003 and ending September 28, 2008.  The peer group is comprised of Tyson Foods, Inc.; Monterey Gourmet Foods, Inc.; Cuisine Solutions, Inc.; ConAgra Foods, Inc.; Armanino Foods of Distinction, Inc.; Smithfield Foods, Inc.; and Bridgford Foods Corporation.

The graph assumes that $100 was invested in our common stock, the Standard & Poor’s 500 Index and the peer group on September 28, 2003 and that all the dividends were reinvested on a quarterly basis.  Returns for the companies included in the peer group have been weighted on the basis of the market capitalization for each company.

	Fiscal Year-Ended
	2003	2004	2005	2006	2007	2008

Overhill Farms, Inc. (OFI)	$100.00	$213.79	$591.08	$592.93	$649.22	$ 975.67
Standard & Poor's 500 Index	100.00	121.71	153.16	134.01	123.27	111.36
Peer Group	100.00	126.83	139.06	142.40	159.60	118.59

Dividends

We have never paid cash dividends on our common stock.  We currently anticipate that no cash dividends will be paid on our common stock in the foreseeable future in order to conserve cash for use in our business.  Our current financing arrangements also prohibit us from paying cash dividends.

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

	Fiscal Year Ended
Statements of Income Data (in thousands, except per share data):	September 28, 2008	September 30, 2007	October 1, 2006	October 2, 2005	September 26, 2004
	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)
Net revenues	$238,780	$192,642	$168,310	$162,566	$133,957
Operating income	20,616	11,900	14,288	11,903	6,245
Net income (loss)	10,321	4,562	5,102	3,696	(2,142)

Net income (loss) per share – Basic	$0.66	$0.30	$0.34	$0.25	$(0.14)

Net income (loss) per share – Diluted	$0.65	$0.29	$0.32	$0.24	$(0.14)

Weighted average shares outstanding – Basic	15,747,434	15,338,038	15,204,424	14,863,716	14,805,556

Weighted average shares outstanding - Diluted	15,992,467	15,803,109	15,880,507	15,575,459	14,805,556

	As of Fiscal Year Ended
Balance Sheet Data (in thousands)	September 28, 2008	September 30, 2007	October 1, 2006	October 2, 2005	September 26, 2004
	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)
Total assets	$79,420	$76,150	$58,128	$56,221	$59,550
Long-term debt	33,479	41,383	37,219	45,058	47,775
Total liabilities	56,224	63,731	51,191	54,844	62,031
Retained earnings (accumulated deficit)	11,479	1,157	(3,405)	(8,507)	(12,203)
Stockholders’ equity (deficit)	23,195	12,419	6,937	1,378	(2,481)

No cash dividends on our common stock were declared during any of the periods presented above.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. This report and our consolidated financial statements and notes to consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

●	the impact of competitive products and pricing;

●	fulfillment by suppliers of existing raw material contracts;

●
market conditions that may affect the costs and/or availability of raw materials, fuels, energy, logistics and labor as well as the market for our products, including our customers’ ability to pay and consumer demand;

●	changes in our business environment, including actions of competitors and changes in customer preferences, as well as disruptions to our customers’ businesses;

●	seasonality in the retail category;

●	loss of key customers due to competitive environment or production being moved in-house by customers;

●	natural disasters that can impact, among other things, costs of fuel and raw materials;

●	the occurrence of acts of terrorism or acts of war;

●	changes in governmental laws and regulations, including income taxes;

●	change in control due to takeover or other significant changes in ownership;

●	financial viability of our customers during deep recessionary periods;

●	ability to obtain additional financing and rising costs of credit associated with new borrowings; and

●	other factors discussed in this report.

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

Our goal is to be a leading developer and manufacturer of value-added food products and provider of custom prepared frozen foods.  We intend to create superior value for our stockholders by continuing to execute our growth and operating strategies, including:

●	diversifying and expanding our customer base by focusing on sectors we believe have attractive growth characteristics, such as foodservice and retail;

●	operating and investing in efficient production facilities;

●	providing value-added ancillary support services to customers;

●	offering a broad range of products to customers in multiple channels; and

●	continuing to pursue growth through strategic acquisitions and investments.

During fiscal year 2008, our net revenues increased significantly year-on-year due to the continued success of retail customer lines.  During the same time period, however, the prices for virtually all food-related commodities, especially poultry, dairy and cheese, eggs, wheat, corn products and oils rose dramatically, some to historic levels.  Wherever reasonably possible, we have locked in annual raw materials purchase prices by contracting volume to cover anticipated sales.

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

Following completion of Plant No. 1 in April 2003, we strategically filled available capacity with business that carried gross margins lower than our historical average. With our recent growth, we have moved and intend to continue to move away from some accounts that do not meet our profit objectives towards higher margin business now available to us.

Fiscal years 2008, 2007 and 2006 were 52-week periods.  For the fiscal year ended September 28, 2008 net revenues of $238.8 million reflected a 24.0% increase (18.5 % was attributed to volume/mix increases and 5.5% was attributed to pricing increases) as compared to the fiscal year ended September 30, 2007.  During fiscal year 2008, increased sales in the retail category offset an expected decline in foodservice sales resulting from a customer’s decision to diversify its source of suppliers (as previously disclosed).  We experienced a 14.4% increase in net revenues for the fiscal year ended September 30, 2007, to $192.6 million, compared to $168.3 million the fiscal year ended October 1, 2006.  The increase in net revenues during fiscal year 2007 was also due to growth in our retail category.

Gross profit was $29.3 million in fiscal year 2008, compared to $19.9 million in fiscal year 2007 and $21.5 million in fiscal year 2006.  Gross profit increased as a percentage of net revenues during fiscal year 2008 to 12.3% from 10.4% in fiscal year 2007, after declining from 12.8% in fiscal year 2006.  Gross profit as a percentage of revenues recovered in fiscal year 2008 to near the fiscal year 2006 level due to higher margin sales along with on-going manufacturing improvements, increased efficiencies and yields, improved and increased financial reviews and controls and modest increases in sales prices to several customers, offset partially by new product development costs.   The earlier decline in gross profit in dollars and as a percentage of revenues in fiscal year 2007 compared to fiscal year 2006 was due to increases in raw materials and commodity costs as well as start-up costs related to the launch of two new product lines, inefficiencies relating to production during our facility expansion and lower profit margins on Panda Restaurant Group, Inc.’s products.  As previously disclosed, in order to improve our gross profit margins, we continue to analyze our lower margin accounts in order to increase margins or change to more profitable business.  In the third quarter of fiscal year 2008, we ceased production for a customer that did not meet our profit objectives, and going forward, we intend to continue to focus on higher margin business.

Operating income as a percentage of net revenues for the fiscal year ended 2008 was 8.6% compared to 6.2% in fiscal year 2007 and 8.5% in fiscal year 2006, due primarily to increased net revenues and improvements in gross profit margins as noted above.  SG&A expenses as a percentage of net revenues improved to 3.6% in fiscal year 2008 compared to 4.2% in fiscal year 2007 and 4.3% in fiscal year 2006.  SG&A expenses decreased as a percentage of net revenues because we were able to administer a greater volume of business with little increase in staffing.  Net income of $10.3 million increased as a percentage of net revenues to 4.3% in fiscal year 2008 versus 2.4% in fiscal year 2007 and 3.0% in fiscal year 2006.

As described under “Liquidity and Capital Resources” below, during fiscal year 2006 we refinanced our then existing debt of $44.5 million. The new credit facility with Guggenheim Corporate Funding, LLC (“GCF”) was a $47.5 million senior secured credit facility with a five-year maturity and was secured by a first priority lien on substantially all of our assets.  On March 9, 2007, we executed a second amendment to the senior credit agreement allowing for $7.0 million of additional financing for capital expenditures.  The facility is now a $49.7 million senior secured credit facility and is structured as a $7.5 million non-amortizing revolving loan, a $26.5 million amortizing Tranche A Term Loan and a $15.7 million non-amortizing Tranche B Term Loan.

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues.  The columns present the following:

●	First four data columns in each table show the absolute results for each period presented and results for each period as a percentage of net revenues.

●
Last two columns entitled “Dollar Variance” and “% Variance” show the change in results, both in dollars and percentages for the fiscal years presented. These two columns show favorable changes as positives and unfavorable changes as negatives. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

Fiscal Year Ended September 28, 2008 Compared to Fiscal Year Ended September 30, 2007

	Fiscal Year Ended				Change 2008 vs 2007
	September 28, 2008		September 30, 2007		Dollar Variance	% Variance
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Favorable (Unfavorable)	Favorable (Unfavorable)
(Dollars in thousands)
Net revenues	$238,780	100.0%	$192,642	100.0%	$46,138	24.0%
Cost of sales	209,517	87.7	172,694	89.6	(36,823)	(21.3)
Gross profit	29,263	12.3	19,948	10.4	9,315	46.7
Selling, general and administrative expenses	8,647	3.6	8,047	4.2	(600)	(7.5)
Operating income	20,616	8.6	11,900	6.2	8,716	73.2
Interest expense	3,663	1.5	4,389	2.3	726	16.5
Income before income taxes	16,953	7.1	7,511	3.9	9,442	125.7
Income tax provision	6,632	2.8	2,949	1.5	(3,683)	(124.9)
Net income	$10,321	4.3%	$4,562	2.4%	$5,759	126.2%

Net Revenues.  Net revenues for the fiscal year ended September 28, 2008 increased $46.2 million or 24.0%  (18.5 % was attributed to volume/mix increases and 5.5% was attributed to pricing increases) to $238.8 million from $192.6 million for the fiscal year ended September 30, 2007, due to increased volume and new products from new and existing customers as discussed below.

Retail net revenues increased $59.6 million (or 52.1%) to $174.0 million for the fiscal year ended September 28, 2008 from $114.4 million for the fiscal year ended September 30, 2007.  The increase in retail net revenues was due in part to higher year-on-year sales to H. J. Heinz Company and Safeway Inc., which were both launched during the second quarter of fiscal year 2007.  Increases in sales to H. J. Heinz Company and Safeway Inc. were 144.9% and 80.2%, respectively, versus the prior fiscal year.  For fiscal year 2008, the retail category as a percentage of net revenues increased to 72.9% from 59.4%.

During fiscal year 2008, we entered into a five-year licensing agreement with Better Living Brands tm Alliance (“Alliance”) for the exclusive right to produce and sell frozen entrées under the Eating Right tm and O Organics tm brands.  The mission of the Alliance is to provide health and wellness food and beverage solutions via its two proven multi-category lifestyle brands.  We agreed to pay a one-time $1.25 million licensing fee in two installments, of which we paid $1.0 million in May 2008 and will pay the remaining $250,000 in May 2009.  In addition, we paid a $125,000 royalty fee prepayment in May 2008 and the remaining $125,000 royalty prepayment in October 2008.  The agreement is renewable for two five-year terms.  For fiscal year 2008, amortization expense related to the licensing fee was $84,000.  We anticipate revenue from the licensing agreement to begin in fiscal year 2009.

Also, during the fourth quarter of fiscal year 2008, we rolled out an additional product line of 30 items for Safeway Inc.  We anticipate realizing the full impact from the new business beginning in fiscal year 2009.

Foodservice net revenues decreased $14.4 million (or 24.6%) to $44.1 million for fiscal year 2008 from $58.5 million for fiscal year 2007 due to anticipated reduced volume from one customer and softness in the foodservice industry caused by a slowing economy.  For fiscal year 2008, the foodservice category as a percentage of net revenues decreased to 18.5% from 30.4%.  However, we continue our sales efforts in this category and believe that foodservice represents a significant opportunity for us in 2009 and beyond.

Airline net revenues increased $1.0 million (or 5.1%) to $20.7 million for fiscal year 2008 from $19.7 million for fiscal year 2007.  The increase in airline net revenues was primarily attributable to increases in passenger travel during the early part of fiscal year 2008.  Given record high fuel costs in 2008 and airline initiatives to cut costs, going forward we expect a decrease in airline net revenues.  For fiscal year 2008, the airline category as a percentage of net revenues decreased to 8.7% from 10.2% as we are transitioning away to opportunities outside of this category.

Although we anticipate continued growth in fiscal 2009, the economic forecast for calendar 2009 will present challenges along with new business opportunities.  One of our retail customers, H. J. Heinz Company, has indicated that they will be self-manufacturing a greater share of their volume requirements.  As a result, H. J. Heinz Company expects to move significant volume out of our facilities beginning January 1, 2009.  We are currently projecting a revenue reduction of approximately $19 million for the fiscal year, beginning in our second quarter.  We are in the process now of negotiating with H. J. Heinz Company for new volume and revised pricing for existing and future business.  Safeway Inc.'s Eating Right© product line, which we began to produce in February 2007, continues to perform well.  We have also launced a second line for Safeway Inc. that is rolling out to all of their locations later in fiscal year 2009.  In addition, we have reached an agreement with an existing foodservice customer, which provides for an increase of sales of approximately $20 million over the prior fiscal year.  We believe other retail customers and foodservice opportunities will compensate for anticipated lost sales in both fiscal and calendar year 2009.

Gross Profit.  Gross profit for fiscal year 2008 increased $9.4 million to $29.3 million, or 12.3% of net revenues, from $19.9 million, or 10.3% of net revenues, for fiscal year 2007.  Gross profit, both in dollars and as a percentage of revenues, was higher due to increased sales along with on-going manufacturing improvements, increased efficiencies and yields, improved and increased financial reviews and controls and modest increases in sales prices to several customers, offset slightly by costs incurred for new product development.   In addition, in order to improve our gross profit margins, we continue to analyze our lower margin accounts and expect to move away from some of the accounts that do not meet our profit objectives towards higher margin business now available to us.

During fiscal year 2008, we were notified by the U.S. Department of Agriculture of a recall of beef produced by the Hallmark/Westland Meat Packing Co.  The recall was classified as Class II, meaning the risks of health and/or safety issues were remote.  We purchased a small amount of raw beef directly from Hallmark/Westland during the fiscal year and manufactured it into finished goods that were eventually destroyed.  We were subsequently informed that a larger amount of cooked beef was purchased from another vendor (a vendor mandated by a customer) that had originally purchased raw beef from Hallmark/Westland.  As a result of this government mandated recall, we destroyed or approved destruction of approximately 70,000 cases of product resulting in a charge to cost of sales of approximately $1.0 million during fiscal year 2008.  Gross profit margin was negatively affected by less than 1%.  We believe that we have areas of recourse to recover all or part of the losses incurred relating to the recall.  Any recovery will be recorded in subsequent periods.

Selling, General and Administrative Expenses.  SG&A expenses increased $600,000 (or 7.5%) to $8.6 million, or 3.6% of net revenues, for fiscal year 2008 from $8.0 million, or 4.2% of net revenues, for fiscal year 2007.  SG&A expenses were driven by higher brokerage fees due to higher retail sales, increased salaries and higher legal fees associated with the claims filed against American Pie, LLC as noted in the Other Matters section below.  These increases were partially offset by lower professional service fees, primarily related to a $600,000 decrease in fees for Sarbanes-Oxley requirements.

Operating Income.  Operating income increased $8.7 million (73.1%) to $20.6 million for fiscal year 2008 from $11.9 million for fiscal year 2007.  The increase in operating income was the result of improvements in net revenues and gross profit margins as noted above.

Interest Expense.  Interest expense decreased $700,000 (15.9%) for fiscal year 2008 to $3.7 million from $4.4 million for fiscal year 2007 due to lower variable interest rates and lower debt balances.

Income Tax Provision.  Income tax expense was $6.6 million for fiscal year 2008 compared to $2.9 million for fiscal year 2007.  The difference was a result of income before taxes increasing $9.5 million from $7.5 million for fiscal year 2007 to $17.0 million during fiscal year 2008.  The effective tax rates were 39.1% and 39.3% for fiscal years 2008 and 2007, respectively.  The effective tax rate for the fiscal year ended September 28, 2008 did not materially differ from the statutory rate.

Net Income. Net income for fiscal year 2008 was $10.3 million, or $0.66 per basic share and $0.65 per diluted share, compared to net income of $4.6 million, or $0.30 per basic share and $0.29 per diluted share for fiscal year 2007.

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

Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended October 1, 2006

	Fiscal Year Ended				Change 2007 vs 2006
	September 30, 2007		October 1, 2006		Dollar Variance	% Variance
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Favorable (Unfavorable)	Favorable (Unfavorable)
(Dollars in thousands)
Net revenues	$192,642	100.0%	$168,310	100.0%	$24,332	14.5%
Cost of sales	172,694	89.6	146,825	87.2	(25,869)	(17.6)
Gross profit	19,948	10.4	21,485	12.8	(1,537)	(7.2)
Selling, general and administrative expenses	8,047	4.2	7,196	4.3	(851)	(11.8)
Operating income	11,900	6.2	14,288	8.5	(2,388)	(16.7)
Interest expense	4,389	2.3	5,731	3.4	1,342	23.4
Income before income taxes	7,511	3.9	8,558	5.1	(1,047)	(12.2)
Income tax provision	2,949	1.5	3,456	2.1	507	14.7
Net income	$4,562	2.4%	$5,102	3.0%	$(540)	(10.6% )

Net Revenues.  Net revenues for fiscal year 2007 increased $24.3 million (or 14.5%) to $192.6 million from $168.3 million for fiscal year 2006, driven predominately by increases in sales to retail customers, as noted below.

Retail net revenues increased $33.4 million (or 41.2%) to $114.4 million for fiscal year 2007 from $81.0 million for fiscal year 2006.  The increase in retail net revenues was due in part to the launch of 24 new private-label items in February 2007 for Safeway Inc.  In addition, we entered into a new agreement with H.J. Heinz Company, which was announced in January 2007.

Foodservice net revenues decreased $7.3 million (or 11.1%) to $58.5 million for fiscal year 2007 from $65.8 million for fiscal year 2006.  In January 2007, Panda Restaurant Group, Inc. communicated its intentions to transfer $20.0 million in annual foodservice production volume from us to another vendor.   As this transfer was delayed, the decrease in sales to this customer during fiscal year 2007 was approximately $7.0 million rather than $20.0 million as previously announced.

Airline net revenues decreased $1.9 million (or 8.8%) to $19.7 million for fiscal year 2007 from $21.6 million for fiscal year 2006.  The decline in airline net revenues was primarily attributable to the loss of sales to Delta Airlines subsequent to its bankruptcy filing.

Gross Profit.  Gross profit for fiscal year 2007 decreased $1.5 million to $19.9 million, or 10.4% of net revenues, from $21.5 million, or 12.8% of net revenues, for fiscal year 2006.  The decrease in margins was attributable to:  higher raw materials and commodity costs; start-up costs relating to simultaneously launching two new product lines; inefficiencies related to production during our facility expansion; and lower profit margins on Panda’s products.  As noted above, Panda did not transition all of the $20.0 million of business to alternate suppliers as planned.  Panda asked us to increase our production volume after chicken contracts were in place for the fiscal year.  As we were required to purchase non-contracted chicken at higher spot market costs, our margins were negatively affected.

Selling, General and Administrative Expenses.  SG&A expenses increased $851,000 (or 11.8%) to $8.0 million, or 4.2% of net revenues, for fiscal year 2007 from $7.2 million, or 4.3% of net revenues for fiscal year 2006.  SG&A expenses were driven by higher professional fees of $874,000 due to Sarbanes-Oxley requirements, $314,000 of increased brokerage due to higher retail sales, offset partially by reductions in sales promotional activities and in legal services.

Operating Income.  Operating income decreased $2.4 million (16.7%) to $11.9 million for fiscal year 2007 from $14.3 million for fiscal year 2006.  The decrease in operating income was the result of increases in cost of sales and SG&A expenses as noted above.

Interest Expense.  Interest expense decreased $1.2 million (23.4%) for fiscal year 2007 to $4.4 million from $5.6 million for fiscal year 2006.  Interest expense declined $1.1 million from $5.1 million to $4.0 million due to lower interest rates as a result of the refinancing in fiscal year 2006 and from the capitalization of interest of $186,000 on borrowings used in the construction of new plant capacity and line efficiency projects that occurred in fiscal year 2007.

Income Tax Provision.  Income tax expense was $2.9 million for fiscal year 2007, compared to $3.5 million for fiscal year 2006.  The difference was a result of income before taxes decreasing $1.0 million from $8.6 million for fiscal year 2006 to $7.5 million for fiscal year 2007.  The effective tax rates were 39.3% and 40.4% for fiscal years 2007 and 2006, respectively.  The effective tax rate for fiscal year 2007 did not materially differ from the statutory rate.

Net Income. Net income for fiscal year 2007 was $4.6 million, or $0.30 per basic share and $0.29 per diluted share, compared to net income of $5.1 million, or $0.34 per basic share and $0.32 per diluted share, for fiscal year 2006.

Liquidity and Capital Resources

Cash increased $5.3 million to $6.6 million at September 28, 2008 from $1.3 million at September 30, 2007.  Our principal sources of liquidity are cash generated from our operating activities and availability under our credit facility described below.  During the fiscal year ended September 28, 2008, our operating activities provided cash of $10.7 million, compared to cash provided of $3.6 million during the fiscal year ended September 30, 2007.  We used operating cash flows to finance working capital needs primarily as a result of a decrease in accounts payable of $3.8 million during fiscal year 2008.  Accounts receivable decreased by $38,000.  Inventory declined by $718,000, which reflects the results of our efforts to increase inventory turns.  Cash used by prepaid expenses and other assets was $1.2 million during fiscal year 2008 and related primarily to the Alliance licensing and royalty agreement discussed above.  In addition, cash provided by accrued liabilities was $220,000 during fiscal year 2008.  At September 28, 2008, we had working capital of $26.3 million compared to working capital of $22.1 million at September 30, 2007.  We were able to fund our growth in sales during fiscal year 2008 internally, without increasing our external debt, by executing the cash management procedures noted above.

During fiscal year 2008, our investing activities, consisting of additions to capital expenditures and marketable securities, resulted in a net use of cash of approximately $1.3 million, compared to a net use of cash of approximately $8.0 million during fiscal year 2007.  The decrease in cash used was due to prior year additions of property and equipment related to the expansion of the manufacturing capacity of our entrée plant to accommodate additional business opportunities, meet anticipated growth and improve operating efficiency.  The additions to property and equipment were partially offset by $54,000 in proceeds from the sale of marketable securities during fiscal year 2008, compared to $66,000 during fiscal year 2007.   We anticipate that cash generated from operating activities and borrowing availability under our existing credit facilities will fund revenue growth and working capital needs in the near term.  To continue our current growth rate into fiscal year 2009, we will need additional capacity either through acquisition of another facility or another business within the next twelve months, which likely would result in a large use of cash.

We believe that our cash and financial liquidity positions are sufficient to fund current working capital needs and future growth initiatives.  Our current financing, at favorable interest rates, is in place into 2011.  We have an available revolving line of credit of $7.5 million, which we believe is adequate to meet immediate requirements.  We are scheduled to make an excess cash prepayment of $3.6 million on our Tranche A debt prior to calendar year-end.  We intend to reduce our debt with regularly scheduled debt reduction payments and additional voluntary prepayments where liquidity and loan agreements allow.

During fiscal year 2008, our financing activities used cash of $4.0 million, compared to cash provided by financing activities of $3.7 million during fiscal year 2007.  The net use of cash was due to principal payments on debt, equipment loans and our capital lease obligation of $5.0 million, $211,000 and $282,000, respectively, as we paid down our revolving loan balance to zero during the second quarter of fiscal year 2008.  The principal payments were offset by borrowings of $1.0 million and receipt of $444,000 from the exercise of employee stock options, including the related tax benefit.

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

As of September 28, 2008, the facility with GCF, reflecting principal payments and the March 9, 2007 amendment, was a $49.7 million senior secured credit facility maturing in May 2011, secured by a first priority lien on substantially all of our assets. As of September 28, 2008, the facility was structured as a $7.5 million non-amortizing revolving loan, a $26.5 million amortizing Tranche A Term Loan and a $15.7 million non-amortizing Tranche B Term Loan. The facility bears interest, adjustable quarterly, at the London Inter Bank Offered Rate (“LIBOR”) plus the Applicable Margin (listed below) for LIBOR loans or, at our option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus an applicable margin, as follows:

	Total Debt to EBITDA Ratio for Last Twelve Months	Applicable Margin for Alternate Base Rate Loans	Applicable Margin for LIBOR Loans
		Revolving Loan	Revolving Loan	Tranche A Term Loan	Tranche B Term Loan
Greater than	3.00:1.00	2.50%	3.50%	3.75%	6.25%
Greater than or equal to but less than or equal to	2.00:1.00 3.00:1.00	2.25%	3.25%	3.50%	6.00%
Less than	2.00:1.00	2.00%	3.00%	3.25%	5.75%

As of September 28, 2008, our principal balances on the loans totaled $39.7 million, consisting of $24.0 million in Tranche A Term Loans and $15.7 million in Tranche B Term Loans.  At September 28, 2008, interest rates on the Tranche A Term Loans and Tranche B Term Loans were 5.7% and 8.2%, respectively.  As of June 29, 2008, our total debt to EBITDA ratio for the last twelve months was less than 2.00:1.00 and, therefore, we qualified for the lowest applicable margin for the alternative base rate and LIBOR loans, which was applicable to our borrowing beginning in the fourth quarter of fiscal year 2008.  For the fiscal year ended September 28, 2008, we incurred $3.3 million in interest expense net of $43,000 in capitalized interest.  Over the term of the loan, the facility had been reduced by mandatory principal payments on the Tranche A Term Loan of $4.5 million and voluntary principal payments on the Tranche B Term Loan of $2.9 million.  As of September 28, 2008, we had $7.5 million available to borrow under the revolving loan, as we had paid down the loan balance to zero during the quarter ended March 30, 2008 and did not borrow against it for the remainder of the fiscal year.

Initial proceeds from the GCF facility, received May 16, 2006, were used to repay approximately $44.5 million in existing debt and related fees and expenses in connection with the termination of our former financing arrangements and to pay approximately $1.6 million in fees and expenses relating to the new financing.  Of these fees, $861,000 is recorded as debt discount, net of accumulated amortization, on the accompanying balance sheet as of September 28, 2008.  We recorded a pretax charge of approximately $176,000 in connection with the termination of the former financing arrangements in the third quarter of fiscal year 2006.  We paid GCF an additional $132,000 in fees and expenses on March 9, 2007 related to the second amendment, which was recorded as a debt discount.

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

We amended our existing operating lease agreements related to certain manufacturing equipment with General Electric Capital Corporation on October 2, 2006. The amended lease resulted in a three-year capital lease in the principal amount of $842,168 at a fixed interest rate of 8.15%, with a $1 bargain purchase option at the expiration of the lease. The assets acquired under this capital lease have an acquisition cost of $911,647.

We believe that funds available to us from operations and existing capital resources will be adequate for our capital requirements for at least the next twelve months.

Contractual Obligations and Other Commitments

We are obligated to make future payments under various contracts such as debt agreements, lease obligations and other purchase obligations.

Following is a summary of our contractual obligations at September 28, 2008:

	Payments Due By Period
Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	More than 5 Years

Debt maturities	$40,289,644	$5,949,459	$34,331,585	$8,600	$-

Interest expense (1)	9,491,550	3,728,594	5,762,875	81	-

Capital lease obligation	279,422	279,422	-	-	-

Operating lease obligations (2)	10,679,923	2,022,302	3,071,432	2,350,626	3,235,563

Other contractual obligations	860,933	763,431	97,502	-	-

Open purchase orders	17,422,298	17,422,298	-	-	-

Total contractual obligations	$79,023,770	$30,165,506	$43,263,394	$2,359,307	$3,235,563
____________
(1) Assumes only mandatory principal pay-downs and the use of LIBOR as of September 28, 2008 on the GCF debt and fixed-rate interest payments on equipment loans and capital lease obligation.
(2) Includes real estate leases.

The above table outlines our obligations as of September 28, 2008 and does not reflect the changes in our obligations that occurred after that date.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 became effective for our fiscal year that began on September 29, 2008. We currently are evaluating the impact adoption may have on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141(R)”), “Business Combinations,” which replaces FASB Statement 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We currently are evaluating the impact adoption may have on our financial condition or results of operations relating to potential future acquisitions.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Accounting for Noncontrolling Interests,” which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. SFAS 160 will be effective for fiscal years beginning after December 15, 2008.  We currently are evaluating the impact adoption may have on our financial condition or results of operations.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformity with generally accepted accounting principles. Unlike Statement on Auditing Standards No. 69 “The Meaning of Present Fairly in Conformity With GAAP,” SFAS 162 is directed to the entity rather than the auditor. The statement is effective in fiscal year 2009, and we do not expect its adoption to impact our results of operations, financial position or cash flows.

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

Concentrations of Credit Risk.  Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  We perform on-going credit evaluations of each customer’s financial condition and generally require no collateral from our customers.  A bankruptcy or other significant financial deterioration of any customer could impact its future ability to satisfy its receivables with us.  Our allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions.  Bad debt expense and accounts receivable write-offs, net of recoveries, historically have been relatively small, as we generally transact the substantial portion of our business with large, established food or service related businesses.  For fiscal years 2008, 2007 and 2006, our write-offs, net of recoveries, to the allowance for doubtful accounts were approximately $20,000, $9,000 and $181,000, respectively.

A significant portion of our total net revenues during the last two fiscal years was derived from four customers.  Jenny Craig, Inc., H. J. Heinz Company, Panda Restaurant Group, Inc. and Safeway Inc. accounted for approximately 24%, 18%, 16% and 13%, respectively, of our net revenues for fiscal year 2008 and approximately 26%, 9%, 27% and 9%, respectively, of our net revenues for fiscal year 2007.  Receivables related to Jenny Craig, Inc., H. J. Heinz Company, Panda Restaurant Group, Inc. (through its distributors) and Safeway Inc. accounted for approximately 20%, 21%, 16% and 12%, respectively of our total accounts receivable balance at September 28, 2008 and approximately 27%, 17%, 26% and 10%, respectively, of our total accounts receivable balance at September 30, 2007.

Inventories.  Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost, which approximates the first-in, first-out (“FIFO”) method, or market.  We use a standard costing system to estimate our FIFO cost of inventory at the end of each reporting period.  Historically, standard costs have been materially consistent with actual costs.  We periodically review our inventory for excess items, and write it down based upon the age of specific items in inventory and the expected recovery from the disposition of the items.

We write-down our inventory for the estimated aged surplus, spoiled or damaged products and discontinued items and components.  We determine the amount of the write-down by analyzing inventory composition, expected usage, historical and projected sales information and other factors.  Changes in sales volume due to unexpected economic or competitive conditions are among the factors that could result in material increases in the write-down of our inventory.

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

Goodwill.  We evaluate goodwill at least annually for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data.  At September 28, 2008, we had goodwill of $12.2 million.  A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

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

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty of Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”) on October 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of the implementation of FIN 48, we recorded no increase in the liability for unrecognized tax benefits, and the balance of unrecognized tax benefits was zero at September 28, 2008.

We have also adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalties recognized in accordance with Paragraph 16 of FIN 48 are classified as part of income taxes.  No interest and penalties were recognized in the statement of income for fiscal year 2008.

Other Matters

We manufactured for one of our customers, American Pie, LLC, who distributes products under the name “Claim Jumper,” pursuant to a written manufacturing agreement that expired automatically on April 30, 2007.  Thereafter, we manufactured for the customer on a purchase order basis pursuant to increased prices for some products.  During the first quarter of fiscal year 2008, we informed the customer that we intended to discontinue production for them.  The decision was based on our evaluation of the overall economics of that account.  The customer represented it would pay price increases for continued manufacturing during a transition period to a new manufacturer.  After completing production for the customer in June 2008, the customer withheld payment of approximately $1.9 million for product produced and shipped pursuant to the customer’s purchase orders.  The customer has made certain claims, including the claim that the customer should not have paid the price increases to which it earlier agreed.  Based on information available at this time, and prior to discovery in the litigation referenced below, we consider the customer's claims to lack merit.  After several discussions and subsequent to the closing of our third fiscal quarter, the customer made a partial payment of approximately $1.0 million against the outstanding receivable balance.  However, prior to fiscal year end, the customer still refused payment of the remaining outstanding receivable balance and we filed a lawsuit against the customer as of September 23, 2008 (Overhill Farms, Inc. v. American Pie (United States District Court for the Central District of California, Case No. CV 0806268 R (CTx))).  This action involves a complaint by us against customer American Pie and two of its officers, William R. Collins and Robert G. Blume (collectively, “defendants”).  The complaint asserts claims for: 1) breach of contract; 2) breach of implied covenant of good faith and fair dealing; 3) fraud; 4) unfair business practices; and 5) declaratory relief to recover amounts American Pie refused to pay for goods delivered by us pursuant to purchase orders and invoices reflecting price increases effective December 9, 2007 and thereafter.  On November 4, 2008, the defendants filed a motion to dismiss our third and fourth claims for fraud and unfair business practices for failure to state a claim.  On December 1, 2008, the United States District Court denied the defendants’ motion to dismiss our claims for fraud and unfair business practices.  The defendants responded to the complaint on December 10, 2008, and also filed a counterclaim against us, which is in the process of being evaluated.  The counterclaim alleges:  1) breach of an oral contract; 2) breach of a written contract; and 3) breach of implied warranties of merchantability and fitness for an intended purpose to recover price increases, compensation for products not produced by us, and for purportedly contaminated product.  Based on the information now available, we believe the net balance due on our complaint is collectible once the complaint and counterclaim are resolved.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk – Obligations.  We are subject to interest rate risk on variable interest rate obligations.  A hypothetical 10% increase in average market interest rates would increase by approximately $271,000 the annual interest expense on our debt outstanding as of September 28, 2008.  We are also subject to interest rate risk on our fixed interest rate obligations.  Based upon outstanding amounts of fixed rate obligations as of September 28, 2008, a hypothetical 10% decrease in average market interest rates would increase the fair value of outstanding fixed rate debt by approximately $5,000.

ITEM 8.	Financial Statements and Supplementary Data

See the index to financial statements included in Part IV, Item 15.  The supplementary financial information required by Item 302 of Regulation S-K is contained in Note 12 of the notes to financial statements included in this report.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 28, 2008, that the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Interim Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting.  Ernst & Young LLP has issued an attestation report concurring with management’s assessment, which is included in this report.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 28, 2008, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Overhill Farms, Inc.

We have audited Overhill Farms, Inc.’s internal control over financial reporting as of September 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Overhill Farms, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Overhill Farms, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 28, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Overhill Farms, Inc. as of September 28, 2008 and September 30, 2007, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 28, 2008 of Overhill Farms, Inc., and our report dated December 11, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
December 11, 2008

ITEM 9A(T).	Controls and Procedures

Not applicable.

ITEM 9B.	Other Information

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our directors and executive officers as of December 11, 2008.

Name	Age	Positions Held	Director Since

James Rudis	59	Chairman of the Board, President, Chief Executive Officer and Director	1995

Tracy E. Quinn	54	Interim Chief Financial Officer	-

Richard A. Horvath	62	Senior Vice President and Secretary	-

Harold Estes(1)	68	Director	2002

Geoffrey A. Gerard(1)(2)(3)	63	Director	2002

Alexander Auerbach(2)(3)	64	Director	2004

Alexander Rodetis, Jr.(1)	66	Director	2004
____________
(1)	Member of audit committee.
(2)	Member of compensation committee.
(3)	Member of nominating and governance committee.

The following information regarding the principal occupations and other employment of our directors and executive officers during the past five years and their directorships in certain companies is as reported to us by each of them.

James Rudis was elected to our board of directors in April 1995 and has served as President since June 1997. He also served as a director of TreeCon Resources, Inc. (our former parent company) from December 1992 to December 2003, and until December 2003 had served as President of TreeCon Resources (formerly Polyphase Corp.) since July 1997 and Chairman and Chief Executive Officer of TreeCon Resources since February 1998.  He served as Executive Vice President of TreeCon Resources from March 1994 until July 1997.  Prior to his employment with us and with TreeCon Resources, Mr. Rudis was President of Quorum Corporation, a private consulting firm involved in acquisitions and market development.  From 1970 until 1984, he held various executive positions in CIT Financial Corporation, including Vice President and Regional Manager of that company’s Commercial Finance Division.

Tracy E. Quinn has served as our Interim Chief Financial Officer since September 2007.  Ms. Quinn filled various senior-level finance and operating positions for the H.J. Heinz Company prior to taking early retirement in 2005 after 21 years with that company. At Heinz, she served as Corporate Controller and Chief Accounting Officer; Vice President-Finance with one of its U.S. frozen foods divisions; Vice President-Strategy Development at the corporate level; Managing Director of its U.S. infant foods business unit; and Chief Financial Officer or Chief Executive Officer of various Heinz international operations.

Richard A. Horvath has served as our Senior Vice President and Secretary since November 1997.  Mr. Horvath also served as our Chief Financial Officer from November 1997 through March 2003 and as a member of our board of directors from November 1999 to September 2004.  Mr. Horvath has been in the food industry for over 30 years.  Prior to his employment with us, Mr. Horvath served as Chief Financial Officer of Martino’s Bakery, Inc. During the period of 1973 to 1996, he held various positions with Carnation Company, Star Kist Foods and Mission Foods.

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

Alexander Rodetis, Jr. was appointed to our board of directors in September 2004.  Mr. Rodetis is currently President and co-founder of Fairway Financial Services LLC, which was organized to provide financial and due diligence guidance to bank and non-bank lending institutions as well as companies seeking solutions to their corporate finance requirements.  In addition, Mr. Rodetis is President of Pegasus Financial Services, LLC, which is currently engaged on a project basis, to perform loan reviews and credit assessments for the loan portfolio of a community bank located on the East Coast of the U.S.  Mr. Rodetis has been in the financial services community for over thirty years.  Mr. Rodetis previously served as the Marketing and Strategic Planning Coordinator and Inventory Appraisal Business Head for The Daley-Hodkin Group, a business valuation, asset disposition and consulting organization.  He served as Senior Vice President of General Motors Acceptance Corporation’s Commercial Finance Division from 2002 to 2003, where he co-founded the Special Assets Group.  From 1998 to 2002, Mr. Rodetis served as Executive Vice President of The Merchants Bank of New York where he co-founded the asset-based lending corporation for that bank.  Prior to that, he served as Vice President of Fremont Financial Corp. and of National Westminster Bancorp and held various credit and marketing positions at other banking institutions, including The Chase Manhattan Bank and Citibank North America, Inc.  Mr. Rodetis earned a B.S. in Accounting, a B.A. in Business Administration and an M.B.A. in Finance from Fairleigh Dickinson University.  He has also completed financial analysis and corporate finance courses at The Harvard School of Business.

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

Code of Ethics

Our board of directors has adopted a code of ethics that applies to all of our directors, officers and employees.  The code of ethics constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and is our “code of conduct” within the meaning of the listing standards of NYSE Alternext US.  We will provide a copy of our code of ethics to any person without charge, upon written request to Overhill Farms, Inc., Attention:  Investor Relations, 2727 East Vernon Avenue, Vernon, California 90058.

Audit Committee Composition

During fiscal year 2008, our audit committee initially was composed of Messrs. Rodetis, Gerard and Louis J. Giraudo, with Mr. Rodetis serving as the committee chairman.  Following Mr. Giraudo’s resignation from our board and audit committee on February 4, 2008, Mr. Estes was appointed to fill the vacancy on the audit committee.   Our board of directors has determined that Mr. Rodetis is an “audit committee financial expert” and that each of Messrs. Rodetis, Gerard, Giraudo and Estes are “independent” as defined in Sections 803A and 803B of the NYSE Alternext US listing standards.

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

Based solely upon a review of copies of the reports furnished to us during the fiscal year ended September 28, 2008 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock (“reporting persons”) that no other reports were required, we believe that, during fiscal year 2008, except as set forth below, all Section 16(a) filing requirements applicable to our reporting persons were met.

The following individuals did not timely file the following numbers of Form 4s to report the following transactions:  Harold Estes – one report, seven transactions; and Geoffrey A. Gerard – two reports, two transactions.  We believe that each of the foregoing individuals has prepared and filed all required Form 4s to report their respective transactions.

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

●
To provide an executive compensation structure and system that is both competitive in the marketplace and also internally equitable based upon the weight and level of responsibilities of each executive;

●	To attract, retain and motivate qualified executives within this structure, and reward them for outstanding performance-to-objectives and business results; and

●
To structure our compensation policy so that the compensation of executive officers is dependent in part on the achievement of our current year business plan objectives and dependent in part on the long-term increase in our net worth and the resultant improvement in stockholder value, and to maintain an appropriate balance between short and long-term performance objectives.

The compensation committee evaluates both performance and compensation to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive.  The principal components of compensation for our executives consist of base salary, discretionary bonuses and perquisites and other personal benefits.

From time to time we also offer alternative sources of compensation, such as stock options, to our executive officers. Options provide executive officers with the opportunity to buy and maintain an equity interest in our company and to share in the appreciation of the value of our common stock. In addition, if a participant were to leave prior to the exercise of the participant’s options, the unexercised options would be forfeited after the expiration of the period specified in the options. This makes it more difficult for competitors to recruit key employees away from us. We believe that option grants afford a desirable long-term compensation method because they closely align the interests of our management and other employees with stockholder value and motivate officers to improve our long-term stock performance.  No stock options were granted in fiscal year 2008.

Section 162(m) of the Internal Revenue Code places a limit on the amount of compensation that may be deducted in any year with respect to each of our named executive officers. It is our policy that, to the extent possible, compensation will be structured so that the federal income tax deduction limitations will not be exceeded.

Executive Compensation for Fiscal Year 2008

Our compensation policy is designed to reward performance.  In measuring our executive officers’ contributions to our company, our compensation committee considers numerous factors, including our growth and financial performance as measured by revenue, gross margin improvement, earnings per share, as well as cashflow targets, among other key performance indicators.  We consider individual experience, responsibilities and tenure when determining base salaries, as well as industry averages for similar positions.  In addition, we analyze qualitative and quantitative factors when awarding incentive compensation, such as the overall performance of our company and the relative contribution of each individual compared to pre-established performance goals.

Our chief executive officer makes recommendations to our compensation committee regarding the salaries, bonus arrangements and option grants, if any, for key employees, including all executive officers. For executive officers whose bonus awards are based partly on individual performance, our chief executive officer’s evaluation of such performance is provided to and reviewed by our compensation committee.  Our compensation committee does not currently engage any consultant related to executive and/or director compensation matters.

Stock price performance has not been a factor in determining annual compensation because the price of our common stock is subject to a variety of factors outside of management’s control. We do not subscribe to an exact formula for allocating cash and non-cash compensation. However, a significant percentage of total executive compensation is performance-based.  Historically, the majority of the incentives to our executives have been in the form of cash incentives, as we previously had debt restrictions that restricted the number of stock options granted.

For fiscal year 2008, our compensation for named executives consisted of base salary, discretionary bonuses and perquisites.  No stock options or other equity incentives were granted.

Our board of directors, upon recommendation of our compensation committee, has approved bonuses for each executive officer for fiscal year 2008. The primary criteria used in determining bonuses related to our overall performance, progress on strategic objectives and each individual’s contribution to that performance.

During fiscal year 2008, we improved our financial performance compared to fiscal year 2007, with year-over-year increases in net revenues of 24.0% and net income of 126.2%.  We also strengthened our balance sheet and improved our capital and liquidity positions. As a result, Mr. Rudis received a total bonus of $182,322, Ms. Quinn received a total bonus of $8,027 and Mr. Horvath received a total bonus of $23,474.  Further information regarding executive bonuses is contained below under the heading “Executive Bonuses.”

Conclusion

Our policy is not to disclose target levels with respect to specific quantitative or qualitative performance-related factors or factors considered to involve confidential business information, because their disclosure would have an adverse effect on us. Attracting and retaining talented and motivated management and employees is essential to create long-term stockholder value. Offering a competitive, performance-based compensation program helps to achieve this objective by aligning the interests of executive officers and other key employees with those of stockholders. We believe that our fiscal year 2008 compensation program met this objective.

Summary Compensation Table

The following table sets forth for fiscal years 2008, 2007 and 2006 compensation awarded or paid to Mr. James Rudis, our Chairman, Chief Executive Officer and President, Ms. Tracy E. Quinn, our Interim Chief Financial Officer, and Mr. Richard A. Horvath, our Senior Vice President and Secretary, for services rendered to us.  Messrs. Rudis and Horvath and Ms. Quinn are also referred to as “named executive officers.”  Other than as indicated in the table below, none of our executive officers received salary plus bonus in excess of $100,000 for fiscal year 2008.

Name and					All Other
Principal Positions	Year	Salary ($)	Bonus ($)		Compensation ($)		Total ($)

James Rudis,	2008	$ 352,075	$ 257,322	(1)	$ 196,117	(2)	805,514
Chairman, President and	2007	306,006	56,700		188,573		551,279
Chief Executive Officer	2006	303,446	131,720		196,109		631,275

Tracy E. Quinn,	2008	358,269	8,027		$ 120,290	(3)	486,586
Interim Chief Financial Officer	2007	22,500	675		—		23,175

Richard A. Horvath,	2008	149,886	23,474		—		173,360
Senior Vice President	2007	147,191	19,851		—		167,042
and Secretary	2006	147,191	25,346				172,537
__________
(1)	Includes $75,000 signing bonus paid to Mr. Rudis upon the execution of his employment agreement in January 2008.

(2)	Mr. Rudis received certain perquisites and other personal benefits which consist of the following:
a.	Premium paid of $17,966 for term life insurance for the benefit of Mr. Rudis’ spouse; and
b.
Mr. Rudis maintains offices in both Vernon, California and New York.  $178,151 represents perquisites or other benefits relating to payment of or reimbursement for commuting expenses between New York and California, including $132,898 for airfare, $27,294 for lodging and $17,959 for transportation, meals and other miscellaneous expenses.

(3)	Ms. Quinn received certain perquisites and other personal benefits which consist of the following:
a.
Ms. Quinn maintains her principal residence in Pennsylvania.  $120,290 represents perquisites or other benefits relating to payment of or reimbursement for commuting expenses between Pennsylvania and California, including $70,004 for airfare, $34,330 for lodging and $15,956 for transportation, meals and other miscellaneous expenses.

Executive Employment Agreements and Arrangements

James Rudis

Mr. Rudis’ employment agreement, as amended, initially ran through October 31, 2007.  Pursuant to a termination option extension agreement we entered into with Mr. Rudis on November 30, 2006, we and Mr. Rudis chose not to terminate the employment agreement. On January 10, 2008, our board of directors approved a modification and extension for Mr. Rudis’ employment agreement.  The new agreement is effective retroactive to

November 1, 2007 and will expire on December 31, 2009.  After the initial term, the relationship will be at-will and may be terminated by us at any time or by Mr. Rudis upon at least 60 days’ written notice. Upon termination, Mr. Rudis would be entitled to receive accrued and unpaid base salary, unreimbursed business expenses and accrued but unused vacation and unused sick pay.

Mr. Rudis’ base salary, as of September 28, 2008, was $348,000 per year and we have agreed to review his compensation annually and increase it in a percentage not less than that of the annual increase in the cost of living.  The employment agreement contains a modified covenant by Mr. Rudis not to compete with us during the term of his employment and for a period of one year thereafter.  We have agreed to provide at our expense a $1.0 million life insurance policy on Mr. Rudis’ life, payable to a beneficiary of his choice, and to pay to him up to $800 per month for an automobile lease and to reimburse him for all operating expenses relating to the leased automobile.  In addition, if Mr. Rudis chooses not to participate in our existing group medical insurance plan, we have agreed to reimburse him for health insurance premiums he pays through the term of the employment agreement and any extensions for him and his immediate family, up to the amounts he paid for such coverage immediately prior to the effective date of the employment agreement.  We have also increased Mr. Rudis’ vacation time from three weeks to four weeks annually and, at his option, Mr. Rudis can accrue vacation time beyond each year or be paid in cash for all or part of any unused vacation days.

Mr. Rudis is also entitled to receive a minimum payment of $300,000 (in addition to any other payments our compensation committee may award in its sole discretion) upon:

•	an individual, entity or group becoming the beneficial owner of more than 50% of the total voting power of our total outstanding voting securities on a fully-diluted basis;

•	an individual or entity acquiring substantially all of our assets and business; or

•
a merger, consolidation, reorganization, business combination or acquisition of assets or stock of another entity, other than in a transaction that results in our voting securities outstanding immediately before the transaction continuing to represent at least 50% of the combined voting power of the successor entity’s outstanding voting securities immediately after the transaction.

However, a change in control does not include a financing transaction approved by our board of directors and involving the offering and sale of shares of our capital stock.

The employment agreement also provides that if Mr. Rudis is terminated by reason of his death or disability, he or his estate is entitled to receive:

•	his base salary, bonuses earned and reimbursement for business expenses, in each case through the date of termination;

•	all rights to which he or his estate is entitled under his life insurance policy; and

•	all amounts to which he is entitled under any profit-sharing plan.

If Mr. Rudis voluntarily resigns prior to the end of the term, he will not be entitled to receive any bonus payments.  If we terminate Mr. Rudis without cause, then subject to certain requirements, Mr. Rudis will be entitled to:

•
a severance benefit in the form of continuation of his base salary in effect at the date of termination and payment of COBRA health insurance premiums for the longer of twelve months or the remaining unexpired portion of the initial term of the agreement; and

•	a pro rated bonus payment under the terms of a bonus plan, if any, pursuant to which a bonus has been earned, payable at the time provided in the bonus plan.

On execution of the employment agreement, Mr. Rudis was awarded a signing bonus of $75,000 in consideration of his execution of the agreement and will be eligible to receive annual bonuses during the employment period at the discretion of the compensation committee.

In addition, Mr. Rudis maintains offices in both Vernon, California and New York.  As of September 28, 2008 we paid $178,151 in perquisites or other benefits relating to payment of or reimbursement for commuting expenses between New York and California.  This includes $132,898 for airfare, $27,294 for lodging and $17,959 for transportation, meals and other miscellaneous expenses.

Tracy E. Quinn

Ms. Quinn’s employment arrangement commenced on September 10, 2007.  The initial term of Ms. Quinn’s employment was for 90 days, but is reviewable by us every 30 days, and terminable at will by either party.   Ms. Quinn receives a monthly base salary of $30,000.  In addition, we have agreed to pay or reimburse Ms. Quinn for all reasonable travel expenses from the Pittsburgh, Pennsylvania area to southern California and all reasonable living expenses while she is conducting business on our behalf in southern California.  As of September 28, 2008, we paid  $120,290 in perquisites or other benefits relating to payment of or reimbursement for commuting expenses between Pennsylvania and California, including $70,004 for airfare, $34,330 for lodging and $15,956 for transportation, meals and other miscellaneous expenses.

Richard A. Horvath

Mr. Horvath receives an annual base salary of $142,686 and an automobile allowance of $600 per month.  Our board of directors determines Mr. Horvath’s discretionary bonus based on performance and his contributions to our success.

Executive Bonuses

Upon recommendation of the compensation committee, our board of directors approved bonuses for fiscal year 2008 for our named executive officers, based upon their contributions to our success during fiscal year 2008.  The bonuses will be paid in fiscal year 2009.

The $182,322 bonus approved for James Rudis consisted of $170,000 in cash (approximately 49% of his base salary) and a $12,322 401(k) contribution.  The bonus approved for Tracy E. Quinn was $8,027, representing 3% of Ms. Quinn’s gross W-2 earnings, payable in the form of a 401(k) contribution.  The $23,474 bonus approved for Richard A. Horvath represented 3% of Mr. Horvath's gross W-2 earnings, which consisted of $20,000 in cash and $3,474 401(k) contribution.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding the number of shares of common stock underlying options held by the named executive officers at September 28, 2008.

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

Potential Payments Upon Termination or Change in Control

Executive Employment Agreements and Arrangements.  We have entered into agreements with our named executive officers that provide certain benefits upon the termination of their employment under certain prescribed circumstances.  Those agreements are described above under “ Executive Employment Agreements and Arrangements.”

Calculation of Potential Payments upon Termination or Change of Control. In accordance with the rules of the Commission, the following table presents our estimate of the benefits payable to the named executive officers under their employment agreements or arrangements assuming that their service to us terminated on September 26, 2008, the last business day of fiscal year 2008, under the following circumstances:  (A) a change in control occurred, as defined under Mr. Rudis’s employment agreement; (B) a qualifying termination occurred, which is a termination by Mr. Rudis for “good reason” or by us without “cause” under his employment agreement; or (C) a non-qualifying termination occurred, which is a voluntary resignation by Mr. Rudis for other than “good reason,” by us for “cause,” as defined under Mr. Rudis’s employment agreement, or by us prior to renewal as provided in the executive employment agreements or by us upon Mr. Rudis’s death or disability, or any termination of Ms. Quinn or Mr. Horvath.

Name	Trigger	Salary and Bonus		Continuation of Benefits	Total Value (5)

James Rudis	Change in Control	$ 300,000	(1)	$-	$-
	Qualifying Termination	726,159	(2)	31,457 (3)	757,616
	Non-Qualifying Termination	105,782	(4)	-	105,782

Tracy E. Quinn	Change in Control	-		-	-
	Qualifying Termination	-		-	-
	Non-Qualifying Termination	4,694	(4)	-	4,694 (4)

Richard A. Horvath	Change in Control	-		-	-
	Qualifying Termination	-		-	-
	Non-Qualifying Termination	4,194	(4)	-	4,194 (4)
___________________
(1)	Pursuant to Mr. Rudis’ employment agreement, Mr. Rudis is entitled to a $300,000 lump sum change in control payment.

(2)
Includes base salary for the remainder of the term of employment or twelve months, whichever is longer, any bonus earned through the date of termination, accrued but unused vacation and unused sick pay.

(3)	Includes monthly premiums required to maintain his health insurance for the remainder of the term of employment or twelve months, whichever is longer.

(4)	Includes accrued base salary and accrued, unused vacation and unused sick pay.

(5)	Excludes the value to the executive of the continuing right to indemnification and continuing coverage under our directors’ and officers’ liability insurance, if applicable.

Director Compensation

Non-employee directors are entitled to cash payments of $2,500 per month in consideration for their service on our board of directors.  We may also periodically award options to our directors under our existing option and stock plans or otherwise.

In January 2008, our board of directors formed a special committee to evaluate offers for acquisition of all of our outstanding common stock.  The special committee consisted of Messrs. Auerbach, Gerard and Rodetis, with Mr. Rodetis serving as the committee chairman.  The members of the special committee received additional cash payments of $2,500 per month and the chairman received $5,500 per month.  The special committee was dissolved as of July 1, 2008.

Mr. Rudis was compensated as a full-time employee and officer and received no additional compensation for service as a board member during fiscal year 2008.  Information regarding the compensation awarded to Mr. Rudis is included in the “Summary Compensation Table” above.

Director Compensation Table

The following table summarizes the compensation of our directors for the year ended September 28, 2008:
Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)

Geoffrey A. Gerard	$42,500	$—	$42,500
Alexander Auerbach (3)	42,500	—	42,500
Louis J. Giraudo	10,000	—	10,000
Alexander Rodetis, Jr.	57,500	—	57,500
Harold Estes	30,000	—	30,000
____________________
(1)
For a description of annual director fees, see the disclosure above under “Director Compensation.” The value of perquisites and other personal benefits was less than $10,000 in aggregate for each director.

(2)	There were no stock options awarded during fiscal 2008. Outstanding options held by each director as of September 28, 2008 are as follows:
●	Geoffrey A. Gerard – 27,000 options, which are fully vested.
●	Alexander Auerbach – 25,000 options, which are fully vested.
●	Alexander Rodetis, Jr. – 25,000 options, which are fully vested.

(3)
Mr. Auerbach’s firm, Alexander Auerbach & Co., also provides us with public relations and marketing services, for which we paid $41,000 with respect to fiscal year 2008.  See “Certain Relationships and Related Transactions, and Director Independence” in Item 13 of this report.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2008, the compensation committee initially was composed of Messrs. Auerbach, Gerard and Giraudo, with Mr. Auerbach serving as the committee chairman.  Mr. Giraudo resigned from the compensation committee in February 2008.  No director who was a member of the compensation committee during fiscal year 2008 was an officer or employee of Overhill Farms, Inc. during fiscal year 2008, was formerly an officer of Overhill Farms, Inc., or had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K under the Securities Act of 1933, as amended, except that as disclosed in Item 13 of this report, Mr. Auerbach is a stockholder, director and officer of a company that provided us with public relations and marketing services in exchange for fees that constituted more than 5%, or approximately $41,000 for our fiscal year 2008, of that company’s gross revenues for its fiscal year ended January 31, 2008.

During fiscal year 2008, none of our executive officers served as a member of a compensation committee of another entity (or other board committee of such company performing similar functions or, in the absence of any such committee, the entire board of directors of such corporation), one of whose executive officers serves on our compensation committee.  During 2008, none of our executive officers served as a director of another entity, one of whose executive officers served on our compensation committee.  During fiscal year 2008, none of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served as a director of our company.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management, and based on that review and discussion, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K for the fiscal year ended September 28, 2008.

Respectfully submitted,
Compensation Committee
Alexander Auerbach, Chairman
Geoffrey A. Gerard

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 11, 2008, a total of 15,823,271 shares of our common stock were outstanding.  The following table sets forth certain information as of that date regarding the beneficial ownership of our common stock by:

●	each of our directors;

●	each of the named executive officers included in the Summary Compensation Table contained in Item 11 of this report;

●	all of our directors and executive officers as a group; and

●	each person known by us to beneficially own more than 5% of the outstanding shares of our common stock.

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

Name and Address of Beneficial Owner
	Amount and Nature of Beneficial Ownership	Percent of Class

Lord Abbett & Co. LLC	1,927,895(1)	12.2%
William Blair & Company, L.L.C	1,452,314(2)	9.2%

Harold Estes	1,091,565(3)	6.9%
James Rudis	605,550(4)	3.7%
Richard A. Horvath	27,000(5)	*
Geoffrey A. Gerard	55,000(6)	*
Alexander Auerbach	30,000(7)	*
Alexander Rodetis, Jr.	25,000(7)	*
Tracy E. Quinn	-	-
All directors and executive officers as a group (7 persons)	1,834,115(8)	11.2%
____________
*	Less than 1.0%.

(1)
Based upon a Form 13F filed with the Commission by the holder for September 30, 2008 in its capacity as an investment adviser, the holder has sole voting power over 1,180,195 shares and sole dispositive power over 1,927,895 shares.  The address for the holder is 90 Hudson Street, Jersey City, New Jersey 07302.

(2)
Based on ownership information provided to us by William Blair & Company, L.L.C. as of November 14, 2008. Includes shares owned of record by William Blair Small Cap Growth Fund, over which power to vote or dispose of the shares is held by Colin Williams, portfolio manager to the Fund, and Karl Brewer, portfolio manager to the Fund and principal of William Blair & Company, L.L.C. The address for William Blair & Company, L.L.C. is 222 W. Adams Street, Chicago, Illinois 60606.

(3)	Mr. Estes’ address is 6004 South US Highway 59, Lufkin, Texas 75901.

(4)	Includes 400,000 shares of common stock underlying options.

(5)	Represents shares of common stock underlying options.

(6)	Includes 27,000 shares of common stock underlying options.

(7)	Includes 25,000 shares of common stock underlying options.

(8)	Includes 504,000 shares of common stock underlying options.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of September 28, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	521,000 (1)	$1.61	139,000 (2)
Equity compensation plans not approved by security holders	-	-	-
Total	521,000	$1.61	139,000
__________
(1)	Represents shares of common stock underlying options granted under our Amended and Restated 2002 Employee Stock Option Plan and Amended and Restated 2005 Stock Plan.

(2)
Represents shares of common stock authorized for issuance under our Amended and Restated 2002 Employee Stock Option Plan, which plan was originally adopted by our board of directors and then majority stockholder on September 25, 2002, to be effective as of October 29, 2002; the plan was further approved by our stockholders at our 2003 annual meeting and was amended and restated by our compensation committee (further stockholder approval was not required) on December 3, 2008.  Also represents shares of common stock authorized for issuance under our Amended and Restated 2005 Stock Plan, which was adopted by our board of directors on February 1, 2005, approved by then majority stockholder on February 24, 2005 and approved by our stockholders at our 2005 annual meeting and was amended and restated by our compensation committee (further stockholder approval was not required) on December 3, 2008.  Our Amended and Restated 2002 Employee Stock Option Plan and Amended and Restated 2005 Stock Plan each provide that if, at any time while that plan is in effect or unexercised options granted under that plan are outstanding, there is an increase or decrease in the number of issued and outstanding shares of common stock of Overhill Farms, Inc. through the declaration of a stock dividend or through a recapitalization that results in a stock split, combination or exchange of shares, then appropriate adjustment shall be made in the maximum number of shares authorized for issuance under that plan so that the same proportion of our issued and outstanding shares of common stock will continue to be subject to being optioned under the plan and appropriate adjustment will be made in the number of shares and the exercise price per share then subject to outstanding options so that the same proportion of our issued and outstanding shares will remain subject to purchase at the same aggregate exercise price.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Review, Approval or Ratification of Transactions with Related Persons

Our board of directors has the responsibility to review and discuss with management and approve material transactions with related parties.  These transactions are governed by our Policies and Procedures for the Approval of Related Party Transactions.  During the review process, the material facts as to the related party’s interest in a transaction are disclosed to all board members.  Under the policies and procedures, the board is to review each interested transaction with a related party that requires approval and either approve or disapprove of the entry into the related party transaction.  A related party transaction is any transaction in which we are a participant and any related party has or will have a direct or indirect interest.  Transactions that are in the ordinary course of business and would not require either disclosure pursuant to Item 404(a) of Regulation S-K or approval of the board would not be deemed a related party transaction.  No director may participate in any discussion or approval of a related party transaction with respect to which he or she is a related party.  Our board intends to approve only those related party transactions that are in our best interests.

Transactions with Related Persons

Other than as described below, there were no transactions or series of transactions to which we were or are a party involving an amount in excess of $120,000 and in which any director, executive officer, holder of more than 5% of our voting stock, or members of the immediate family of any foregoing persons, had or will have a direct or indirect material interest.  The transaction listed below was approved by our board of directors, and the interest of Mr. Auerbach in this matter described below was disclosed to our board of directors before our board of directors approved the matter.

In February 2004, we engaged Alexander Auerbach & Co., Inc. (“AAPR”) to provide us with public relations and marketing services.  AAPR provides public relations, media relations and communications marketing services to support our sales activities.  Alexander Auerbach, who is one of our directors, is a stockholder, director and officer of AAPR.  We paid to AAPR $41,000 for services rendered under this engagement during fiscal year 2008.  These fees totaled more than 5% of AAPR’s gross revenues for its fiscal year ended January 31, 2008.

Director Independence

NYSE Alternext US rules and the charters of our board committees provide that a majority of our board of directors and all members of our audit, compensation and nominating and governance committees of our board of directors will be independent.  On an annual basis, each director and executive officer is obligated to complete a Director and Officer Questionnaire that requires disclosure of any transactions with us in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest.  Following completion of these questionnaires, the board of directors, with the assistance of the nominating and governance committee, makes an annual determination as to the independence of each director using the current standards for “independence” established by the Commission and NYSE Alternext US and consideration of any other material relationship a director may have with us.

Our board of directors has determined that each of our non-employee directors is “independent” as defined in the general board independence standard contained in Section 803A of the NYSE Alternext US listing standards.  Our board of directors also has determined that each of Messrs. Rodetis, Gerard, Giraudo and Estes are “independent” as defined in Sections 803A and 803B of the NYSE Alternext US listing standards applicable to audit committee members. In addition, our board of directors has determined that Mr. Auerbach is “independent” under Section 803A of the NYSE Alternext US listing standards applicable to compensation committee members. Also, our board of directors has determined that Messrs. Gerard and Auerbach are  “independent” under Section 803A of the NYSE Alternext US listing standards applicable to nominating and governance committee members.

ITEM 14.	Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements for fiscal years 2008 and 2007.

	2008	2007

Audit Fees	$630,000	$649,000
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--

Audit Fees.  Audit fees consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, and reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q and our Registration Statement on Form S-3, including amendments thereto, and the review of our internal accounting and reporting controls as required under Section 404 of the Sarbanes-Oxley Act of 2002.

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

Pre-Approval Policy

Our audit committee’s policy is to pre-approve all auditing services and permitted non-audit services to be performed for us by our independent auditors, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the audit committee prior to the completion of the audit.  During fiscal year 2008, all services performed by Ernst & Young LLP were pre-approved by our audit committee in accordance with these policies and applicable Commission regulations.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets — September 28, 2008 and September 30, 2007

Statements of Income — Years Ended September 28, 2008, September 30, 2007 and October 1, 2006

Statements of Stockholders’ Equity — Years Ended September 28, 2008, September 30, 2007 and October 1, 2006

Statements of Cash Flows — Years Ended September 28, 2008, September 30, 2007 and October 1, 2006

Notes to Financial Statements

(b)	The following exhibits are attached to or incorporated by reference herein:

Exhibit Number	Exhibit Title

3.1 (1)	Form of Amended and Restated Articles of Incorporation of Overhill Farms, Inc. (Exhibit 3.1)

3.2 (1)	Form of Amended and Restated Bylaws of Overhill Farms, Inc. (Exhibit 3.2)

3.3 (2)	Action with Respect to Bylaws of Overhill Farms, Inc., certified by the Secretary of Overhill Farms, Inc. as of June 13, 2003 (Exhibit 3.1)

3.4 (3)	Certificate of Amendment to Articles of Incorporation of Overhill Farms, Inc. filed August 12, 2003 with the Nevada Secretary of State (Exhibit 3.4)

3.5(13)	Action with Respect to Bylaws of Overhill Farms, Inc., certified by the Secretary of Overhill Farms, Inc. as of March 11, 2008 (Exhibit 3.1)

4.1 (1)	Form of the specimen common stock certificate of Overhill Farms, Inc. (Exhibit 4.1)

10.1 **
Lease dated November 15, 2008 between U.S. Growers Cold Storage, Inc. and Overhill Farms, Inc. regarding premises located at 3055 E. 44th Street, 3021 E. 44th Street, 3009 E. 44th Street and 3001 E. 44th Street Vernon, California

10.2 (3)
Master Lease Agreement dated as of August 1, 2002 between General Electric Capital Corporation and Overhill Farms, Inc. and related documentation regarding freezers and various other equipment (Exhibit 10.35)

10.3 (3)
Industrial Real Estate Lease (Single-Tenant Facility) dated April 22, 1994 between Vernon Associates and Ernest Paper Products, Inc. and related addendum regarding premises located at 2727 E. Vernon Avenue, Vernon, California (Exhibit 10.86)

10.4 (3)
Sublease dated as of January 1, 2002 by and between Ernest Paper Products, Inc. and Overhill Farms, Inc. and related documents regarding premises located at 2727 E. Vernon Avenue, Vernon, California (Exhibit 10.87)

10.5 (3)
Standard Industrial/Commercial Single-Tenant Lease – Net dated January 1, 2002 by and between Vernon Associates, LLC and Overhill Farms, Inc. regarding premises located at 2727 E. Vernon Avenue, Vernon, California (Exhibit 10.88)

10.6 (3)	Addendum to Standard Industrial/Commercial Single-Tenant Lease – Net regarding premises located at 2727 E. Vernon Avenue, Vernon, California (Exhibit 10.89)

10.7 (4)	Consulting Agreement dated February 18, 2004 between Overhill Farms, Inc. and Alexander Auerbach & Co., Inc. (Exhibit 10.1)

10.8 #**	Amended and Restated 2002 Employee Stock Option Plan of Overhill Farms, Inc.

10.9 #**	Amended and Restated 2005 Stock Plan of Overhill Farms, Inc.

10.10 (5) #	Form of Restricted Stock Purchase Agreement Under 2005 Stock Plan (Exhibit 10.3)

10.11 (6) #	Form of Stock Option Agreement Under 2005 Stock Plan (Exhibit 10.2)

10.12 (12) #	Form of Stock Option Agreement Under 2002 Employee Stock Option Plan (Exhibit 4.7)

10.13 (7)	Senior Secured Credit Facility, dated April 17, 2006 by and among Overhill Farms, Inc., the Lenders party thereto from time to time and Guggenheim Corporate Funding, LLC (Exhibit 10.1)

10.14 (7)
First Amendment to Senior Secured Credit Facility, dated May 16, 2006, by and among Overhill Farms, Inc., Midland National Life Insurance Company, North American Company for Life and Health Insurance and Orpheus Holdings LLC and Guggenheim Corporate Funding, LLC (Exhibit 10.2)

10.15 (7)	Pledge and Security Agreement, dated as of May 17, 2006 by and among Overhill Farms, Inc., as Grantor and Guggenheim Corporate Funding, LLC as Collateral Agent (Exhibit 10.3)

10.16 (8)	Summary of Director Compensation (Exhibit 10.22)

10.17 (9)	Second Amendment to Senior Secured Credit Facility, dated as of March 9, 2007 by and among Overhill Farms, Inc., the Lenders party thereto and Guggenheim Corporate Funding, LLC (Exhibit 10)

10.18 **	Description of Employment Arrangement between Overhill Farms, Inc. and Richard A. Horvath

10.19 #(10)	Description of Employment Arrangement between Overhill Farms, Inc. and Tracy E. Quinn

10.20 #(11)	Employment Agreement, entered into as of January 10, 2008 between Overhill Farms, Inc., and James Rudis (Exhibit 10.1)

23**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2**	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________
**   Filed herewith
#      Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Registration Statement on Form 10 (File No. 1-16699).

(2)
Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for August 7, 2003 regarding the amendment of the Registrant’s bylaws and various agreements entered into by the Registrant.

(3)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

(4)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for September 17, 2004.

(5)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for February 1, 2005.

(6)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for February 24, 2005.

(7)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for May 17, 2006 .

(8)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

(9)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Quarterly Report on Form 10-Q for April 1, 2007.

(10)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

(11)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for January 10, 2008.

(12)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Registration Statement on Form S-8 (Registration No. 333-127022).

(13)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for March 11, 2008.

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
Name: James Rudis
Title: Chairman, President and Chief Executive Officer
Date: December 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Rudis	Chairman of the Board of Directors, President and	December 11, 2008
James Rudis	Chief Executive Officer (principal executive officer)

/s/ Tracy E. Quinn	Interim Chief Financial Officer	December 11, 2008
Tracy E. Quinn	(principal financial and accounting officer)

/s/ Alexander Auerbach	Director	December 11, 2008
Alexander Auerbach

/s/ Harold Estes	Director	December 11, 2008
Harold Estes

/s/ Geoffrey A. Gerard	Director	December 11, 2008
Geoffrey A. Gerard

/s/ Alexander Rodetis, Jr.	Director	December 11, 2008
Alexander Rodetis, Jr.

OVERHILL FARMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Overhill Farms, Inc.

We have audited the accompanying balance sheets of Overhill Farms, Inc. as of September 28, 2008 and September 30, 2007, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 28, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Overhill Farms, Inc. at September 28, 2008 and September 30, 2007, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Overhill Farms, Inc.’s internal control over financial reporting as of September 28, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 11, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
December 11, 2008

OVERHILL FARMS, INC.

BALANCE SHEETS

Assets

	September 28, 2008	September 30, 2007
Current assets:
Cash	$6,637,576	$1,325,868
Accounts receivable, net of allowance for doubtful accounts of zero and $18,000 in 2008 and 2007, respectively	20,253,633	21,073,735
Inventories	17,294,076	18,097,043
Prepaid expenses and other	1,492,977	1,170,053
Deferred income taxes	1,223,241	960,764
Total current assets	46,901,503	42,627,463

Property and equipment, at cost:
Fixtures and equipment	23,705,525	22,997,549
Leasehold improvements	10,373,256	10,254,496
Automotive equipment	50,854	50,854
	34,129,635	33,302,899
Less accumulated depreciation and amortization	(16,220,194)	(13,685,015)
Total property and equipment	17,909,441	19,617,884

Other non-current assets:
Goodwill	12,188,435	12,188,435
Deferred financing costs, net of accumulated amortization of $339,000 and $258,000 in 2008 and 2007, respectively	247,127	327,633
Other	2,173,058	1,389,006
Total other non-current assets	14,608,620	13,905,074

Total assets	$79,419,564	$76,150,421

The accompanying notes are an integral
part of these financial statements.

OVERHILL FARMS, INC.

BALANCE SHEETS (continued)

Liabilities and Stockholders’ Equity

	September 28, 2008	September 30, 2007
Current liabilities:
Accounts payable	$11,177,686	$15,005,394
Accrued liabilities	3,201,548	2,981,658
Current maturities of long-term debt	6,228,881	2,492,702
Total current liabilities	20,608,115	20,479,754

Long-term accrued liabilities	406,309	353,515
Deferred tax liabilities	1,730,185	1,515,294
Long-term debt, less current maturities, net of unamortized debt discount of $861,000 and $1,186,000 in 2008 and 2007, respectively	33,479,461	41,382,832
Total liabilities	56,224,070	63,731,395

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 50,000,000 shares, 4.43 designated as Series A Convertible Preferred Stock, 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 15,823,271 and 15,620,271 shares in 2008 and 2007, respectively	158,233	156,203
Additional paid-in capital	11,558,479	11,116,989
Retained earnings	11,478,782	1,157,478
Accumulated other comprehensive loss	-	(11,644)
Total stockholders’ equity	23,195,494	12,419,026

Total liabilities and stockholders’ equity	$79,419,564	$76,150,421

The accompanying notes are an integral
part of these financial statements.

OVERHILL FARMS, INC.

STATEMENTS OF INCOME

	For the Years Ended
	September 28, 2008 (52 weeks)	September 30, 2007 (52 weeks)	October 1, 2006 (52 weeks)

Net revenues	$238,780,014	$192,641,574	$168,309,591
Cost of sales	209,516,642	172,693,668	146,824,919
Gross profit	29,263,372	19,947,906	21,484,672

Selling, general and administrative expenses	8,647,533	8,047,433	7,196,309

Operating income	20,615,839	11,900,473	14,288,363

Interest expense:
Interest expense	(3,300,041)	(3,974,481)	(5,144,474)
Amortization of debt discount and deferred financing costs	(406,016)	(391,930)	(275,391)
Debt extinguishment expenses	-	-	(175,766)
Total Interest Expense	(3,706,057)	(4,366,411)	(5,595,631)

Other income (expense)	42,964	(22,841)	(135,047)

Income before income taxes	16,952,746	7,511,221	8,557,685

Income taxes	6,631,442	2,948,760	3,455,700

Net income	$10,321,304	$4,562,461	$5,101,985

Net income per share – basic	$0.66	$0.30	$0.34

Weighted-average shares outstanding – basic	15,747,434	15,338,038	15,204,424

Net income per share – diluted	$0.65	$0.29	$0.32

Weighted-average shares outstanding – diluted	15,992,467	15,803,109	15,880,507

The accompanying notes are an integral
part of these financial statements.

OVERHILL FARMS, INC.

STATEMENT OF STOCKHOLDER'S EQUITY

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Warrants To Purchase Common	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Stock	Deficit)	Loss	Total

Balance, October 2, 2005	24	-	14,916,197	149,162	9,735,098	-	-	400	(8,506,968)	-	1,377,692

Share repurchase	-	-	-	-	-	14,200	(53,250)	-	-	-	(53,250)
Cancellation of shares	-	-	(14,200)	(142)	(53,108)	(14,200)	53,250	-	-	-	-
Exercise of stock options	-	-	82,000	820	74,309	-	-	-	-	-	75,129
Warrant exercise	-	-	198	2	398	-	-	(400)	-	-	-
Preferred stock conversion	(24)	-	283,076	2,831	(2,831)	-	-	-	-	-	-
Tax deduction from option exercises	-	-	-	-	112,980	-	-	-	-	-	112,980
Receipts of marketable securities for notes written-off at spin-off	-	-	-	-	322,699	-	-	-	-	-	322,699
Net income (comprehensive income)	-	-	-	-	-	-	-	-	5,101,985	-	5,101,985

Balance, October 1, 2006	-	-	15,267,271	152,673	10,189,545	-	-	-	(3,404,983)	-	6,937,235

Exercise of stock options	-	-	353,000	3,530	442,405	-	-	-	-	-	445,935
Tax deduction from option exercises	-	-	-	-	485,039	-	-	-	-	-	485,039
Comprehensive income:
Net income	-	-	-	-	-	-	-	-	4,562,461	-	4,562,461
Unrealized loss on marketable securities	-	-	-	-	-	-	-	-	-	(11,644)	(11,644)
Total Comprehensive Income											4,550,817

Balance, September 30, 2007	-	-	15,620,271	156,203	11,116,989	-	-	-	1,157,478	(11,644)	12,419,026

Exercise of stock options	-	-	203,000	2,030	292,249	-	-	-	-	-	294,279
Tax deduction from option exercises	-	-	-	-	149,241	-	-	-	-	-	149,241
Comprehensive income:
Net income	-	-	-	-	-	-	-	-	10,321,304	-	10,321,304
Loss on sale of marketable securities	-	-	-	-	-	-	-	-	-	11,644	11,644
Total Comprehensive Income	-	-	-	-	-	-	-	-	-	-	10,332,948

Balance, September 28, 2008	-	$-	15,823,271	$158,233	$11,558,479	-	$-	$-	$11,478,782	$-	$23,195,494

The accompanying notes are an integral
part of these financial statements.

OVERHILL FARMS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 28, 2008 (52 weeks)	September 30, 2007 (52 weeks)	October 1, 2006 (52 weeks)
Operating Activities:
Net income	$10,321,304	$4,562,461	$5,101,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,053,978	2,415,229	1,746,469
Amortization of debt discount and deferred financing costs	406,016	391,930	275,390
Loss on asset disposals	66,351	35,837	2,424
Loss on recalled products	885,540	-	-
Recovery of doubtful accounts	(18,202)	(59,103)	-
Noncash debt extinguishment expenses	-	-	175,766
Deferred income tax provision	(44,267)	711,270	2,789,719
Loss on sale of marketable securities	8,325	-	38,886
Impairment of marketable securities	-	8,329	90,284
Changes in:
Accounts receivable	37,989	(6,112,952)	(2,267,032)
Inventories	717,742	(7,128,697)	(1,534,768)
Prepaid expenses and other	(1,160,952)	828,384	(86,653)
Accounts payable	(3,827,708)	7,542,131	1,015,720
Accrued liabilities	219,890	374,645	(118,738)
Net cash provided by operating activities	10,666,006	3,569,464	7,229,452

Investing Activities:
Additions to property and equipment	(1,359,090)	(8,123,471)	(2,337,440)
Proceeds from sale of property and equipment	-	10,238	-
Sale of marketable securities	53,976	65,557	140,967
Net cash used in investing activities	(1,305,114)	(8,047,676)	(2,196,473)

The accompanying notes are an integral
part of these financial statements.

OVERHILL FARMS, INC.

STATEMENTS OF CASH FLOWS (continued)

	For the Years Ended
	September 28, 2008 (52 weeks)	September 30, 2007 (52 weeks)	October 1, 2006 (52 weeks)
Financing Activities:
Principal payments on financing arrangements	-	-	(45,358,000)
Borrowings under financing arrangements	-	-	44,500,000
Borrowings under credit facility	1,000,000	13,000,000	-
Borrowings under equipment loans	-	692,660	323,902
Principal payments on equipment loans	(210,695)	(155,986)	-
Principal payments on other debt	-	-	(44,828)
Principal payments on credit facility	(5,000,000)	(10,360,238)	(3,500,000)
Principal payments on capital lease obligation	(282,009)	(280,737)	-
Cash paid in association with financing arrangements	-	-	(1,632,223)
Debt discount	-	(132,344)	-
Deferred financing costs	-	(1,500)	-
Exercise of stock options, including tax benefit	443,520	930,974	134,858
Net cash (used in) provided by financing activities	(4,049,184)	3,692,829	(5,576,291)

Net increase (decrease) in cash	5,311,708	(785,383)	(543,312)
Cash at beginning of year	1,325,868	2,111,251	2,654,563
Cash at end of year	$6,637,576	$1,325,868	$2,111,251

Supplemental Schedule of Cash Flow Information:
Cash paid during the year for:
Interest	$3,097,552	$3,974,659	$5,150,961
Income taxes	$6,869,000	$2,056,000	$726,000

The accompanying notes are an integral
part of these financial statements.

OVERHILL FARMS, INC.

STATEMENTS OF CASH FLOWS (continued)

Supplemental Schedule of Noncash Investing and Financing Activities:

On December 23, 2005, Levine Leichtman Capital Partners II, L.P. received 283,076 shares of the Company’s common stock upon surrender and conversion in full of the 23.57 shares of Series A Convertible Preferred Stock it then held. In addition, that investor received 198 shares of the Company’s common stock upon cashless exercise in full of the two warrants it held to purchase an aggregate of 200 shares of the Company’s common stock at an exercise price of $0.0000008 per share, for a rounded aggregate exercise price of $0.01.

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

The accompanying notes are an integral
part of these financial statements.

OVERHILL FARMS, INC.

NOTES TO FINANCIAL STATEMENTS

September 28, 2008

1.	COMPANY AND ORGANIZATIONAL MATTERS

Nature of Business

Overhill Farms, Inc. (the “Company” or “Overhill Farms”) is a leading value-added manufacturer of high quality, prepared frozen food products for branded retail, private label, foodservice and airline customers.  The Company’s product line includes entrées, plated meals, bulk-packed meal components, pastas, soups, sauces, poultry, meat and fish specialties, and organic and vegetarian offerings.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company utilizes a 52- to 53- week accounting period, which ends on the last Sunday of September in each fiscal year if September 30 does not fall on a Saturday, or October 1 if September 30 falls on a Saturday.  The fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006 were 52-week periods.

Deferred Financing Costs and Debt Discount

Debt financing costs are deferred and amortized as additional interest expense over the term of the related debt.  Amortization of these costs totaled $406,000, $392,000 and $451,000 for the fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006, respectively.

Financial Instruments

The fair value of financial instruments is determined by reference to market data and by other valuation techniques as appropriate.  The Company believes the carrying value of the debt approximates fair value at both September 28, 2008 and September 30, 2007, as the debt bears interest at variable rates based on prevailing market conditions.  The fair values of other financial instruments approximate their recorded values due to their short-term nature.

Inventories

Inventories, which include material, labor, and manufacturing overhead, are stated at the lower of cost, which approximates the first-in, first-out (“FIFO”) method, or market.  The Company uses a standard costing system to estimate its FIFO cost of inventory at the end of each reporting period.  Historically, standard costs have been materially consistent with actual costs.  The Company periodically reviews its inventory for excess items, and writes it down based upon the age of specific items in inventory and the expected recovery from the disposition of the items.

The Company writes down its inventory for the estimated aged surplus, spoiled or damaged products, and discontinued items and components.  The amount of the write-down is determined by analyzing inventory composition, expected usage, historical and projected sales information, and other factors.  Changes in sales volume due to unexpected economic or competitive conditions are among the factors that could result in material increases to the write-down of the Company’s inventory.

Inventory write-offs were $1.4 million, $553,000 and $602,000 for the years ended September 28, 2008, September 30, 2007 and October 1, 2006, respectively.  Approximately $1.0 million was written off as a result of a government mandated recall of beef produced by the Hallmark/Westland Meat Packing Co. during the fiscal year ended September 28, 2008.

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from three to ten years.  Leasehold improvements to the Company’s Plant No.1 in Vernon, California are amortized over the lesser of the initial lease term plus one lease extension period, initially totaling 15 years, or the estimated useful life of the assets.  Other leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets.  Depreciation is generally computed using the straight-line method.  Depreciation expense was $3.0 million, $2.4 million and $1.7 million for the fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006, respectively.

Expenditures for maintenance and repairs are charged to expense as incurred.  The cost of materials purchased and labor expended in betterments and major renewals are capitalized.  The fixtures and equipment balances included $1.7 million and $2.7 million of construction in process at September 28, 2008 and September 30, 2007, respectively.  Costs and related accumulated depreciation of properties sold or otherwise retired are eliminated from the accounts, and gains or losses on disposals are included in other income (expense).

Licensing Fee

During fiscal year 2008, the Company entered into a five-year licensing agreement with Better Living Brands(TM)  Alliance (“Alliance”) for the exclusive right to produce and sell frozen entrées under the Eating Right(TM) and O Organics(TM) brands.  The Company agreed to pay a one-time $1.25 million licensing fee in two installments, of which the Company paid $1.0 million in May 2008 and will pay the remaining $250,000 in May 2009.  In addition, the Company paid a $125,000 royalty fee prepayment in May 2008 and the remaining $125,000 royalty prepayment in October 2008.  The agreement is renewable for two five-year terms.  For fiscal year 2008, amortization expense related to the licensing fee was $84,000.

Goodwill

Goodwill is evaluated at least annually for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The Company has one reporting unit and estimates fair value based upon a variety of factors, including discounted cash flow analysis, market capitalization and other market-based information.  The Company performed its evaluation of goodwill for impairment as of September 28, 2008, which indicated that goodwill was not impaired.

Stock Options

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires the Company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).  Accordingly, with the adoption of SFAS 123R, any future option awards will have an impact on the Company’s results of operations.  The Company adopted SFAS 123R on October 3, 2005 utilizing the modified prospective method.  The Company’s adoption of SFAS 123R did not impact the Company’s income before income tax expense, net income and basic and diluted earnings per share since no options were granted during the fiscal years ended September 28, 2008, September 30, 2007 or October 1, 2006 and all of the Company’s outstanding options were fully vested at the date of adoption of this standard.  Accordingly, no compensation expense related to this standard was recorded to date.

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

The Company classifies customer rebate costs as a reduction in net revenues.  Customer rebate costs were $43,000, $31,000 and $5,000 for the fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006, respectively.

Income Taxes

Deferred income taxes are recorded using the liability method, reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty of Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48") on October 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The total amount of unrecognized tax benefits as of the date of adoption was not material. The Company has substantially concluded all U.S. federal income tax matters for years through fiscal year 2004.  As a result of the implementation of FIN 48, the Company recorded no increase in the liability for unrecognized tax benefits and the balance of unrecognized tax benefits was zero at September 28, 2008.

The Company has adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of income taxes. The total amount of interest and penalty recognized in the statement of income was zero for the fiscal year ended September 28, 2008.

The Company does not anticipate any significant change within twelve months of this reporting date of its uncertain tax positions.

Asset Retirement Obligations

The Company records liabilities related to asset retirement obligations in the period in which they are incurred and measures them at the net present value of the future estimated cost.  The offset to the liability is capitalized as part of the carrying amount of the related long-lived asset.  Changes in the liability due to the passage of time are recognized over the operating term in the income statement in cost of sales.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141(R)”), “Business Combinations,” which replaces FASB Statement 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the impact adoption may have on its financial condition or results of operations relating to potential future acquisitions.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Accounting for Noncontrolling Interests,” which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. SFAS 160 will be effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact adoption may have on its financial condition or results of operations.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162) “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformity with generally accepted accounting principles. Unlike Statement on Auditing Standards No. 69 “The Meaning of Present Fairly in Conformity With GAAP,” SFAS 162 is directed to the entity rather than the auditor. The statement is effective in fiscal year 2009, and the Company does not expect its adoption to impact the Company’s results of operations, financial position or cash flows.

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

In February 2004, the Company engaged Alexander Auerbach & Co., Inc. (“AAPR”) to provide the Company with public relations and marketing services.  AAPR provides public relations, media relations and communications marketing services to support the Company’s sales activities.  Alexander Auerbach, who is a director and stockholder of the Company, is a stockholder, director and officer of AAPR.  The Company paid to AAPR $41,000, $36,000 and $29,000 for services rendered under this engagement during fiscal year 2008, 2007 and 2006, respectively.  These fees totaled more than 5% of AAPR’s gross revenues for its fiscal years ended January 31, 2008, 2007 and 2006, respectively.

4.	INVENTORIES

Inventories are summarized as follows:

	September 28, 2008	September 30, 2007

Raw ingredients	$5,287,858	$7,394,169
Finished product	9,580,980	8,316,681
Packaging	2,425,238	2,386,193
	$17,294,076	$18,097,043

5.	LONG-TERM DEBT

Long-term debt of the Company is summarized as follows:

	September 28, 2008	September 30, 2007

Tranche A Term Loans payable to GCF	$23,989,762	$25,489,762
Tranche B Term Loans payable to GCF	15,650,000	15,650,000
LIBOR revolving loans payable to GCF	-	2,500,000
Equipment loans	649,882	860,576
Capital lease	279,422	561,430
	40,569,066	45,061,768

Less current maturities	(6,228,881)	(2,492,702)
Less debt discount	(860,724)	(1,186,234)
	$33,479,461	$41,382,832

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

As of September 28, 2008, the facility with GCF, reflecting principal payments and the March 9, 2007 amendment, was a $49.7 million senior secured credit facility maturing in May 2011, secured by a first priority lien on substantially all of the Company’s assets. As of September 28, 2008, the facility was structured as a $7.5 million non-amortizing revolving loan, a $26.5 million amortizing Tranche A Term Loan and a $15.7 million non-amortizing Tranche B Term Loan. The facility bears interest, adjustable quarterly, at the London Inter Bank Offered Rate (“LIBOR”) plus the Applicable Margin for LIBOR loans or, at the Company’s option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus the Applicable Margin for Alternate Base Rate Loans, as follows:

	Total Debt to EBITDA Ratio	Applicable Margin for Alternate Base Rate Loans	Applicable Margin for LIBOR Loans
	for Last Twelve			Tranche A	Tranche B
	Months	Revolving Loan	Revolving Loan	Term Loan	Term Loan

Greater than	3.00:1.00	2.50%	3.50%	3.75%	6.25%

Greater than or equal to but less than or equal to	2.00:1.00 3.00:1.00	2.25%	3.25%	3.50%	6.00%

Less than	2.00:1.00	2.00%	3.00%	3.25%	5.75%

As of September 28, 2008, the Company’s principal balances on the loans totaled $39.7 million, consisting of $24.0 million in Tranche A Term Loans and $15.7 million in Tranche B Term Loans.  At September 28, 2008, interest rates on the Tranche A Term Loans and Tranche B Term Loans were 5.7% and 8.2%, respectively.  As of June 29, 2008, the Company’s total debt to EBITDA ratio for the last twelve months was less than 2.00:1.00 and therefore the Company qualified for the lowest applicable margin for the alternative base rate and LIBOR loans, which was applicable to the Company’s borrowing beginning in the fourth quarter of fiscal year 2008.    For the fiscal year ended September 28, 2008, the Company incurred $3.3 million in interest expense net of $43,000 in capitalized interest.  Over the term of the loan, the facility had been reduced by mandatory principal payments on the Tranche A Term Loan of $4.5 million and voluntary principal payments on the Tranche B Term Loan of $2.9 million.  As of September 28, 2008, the Company had $7.5 million available to borrow under the revolving loan, as the Company had paid down the loan balance to zero during the quarter ended March 30, 2008.

Initial proceeds from the GCF facility, received May 16, 2006, were used to repay approximately $44.5 million in existing debt and related fees and expenses in connection with the termination of the Company’s former financing arrangements and to pay approximately $1.6 million in fees and expenses relating to the new financing.  Of these fees, $861,000 is recorded as debt discount, net of accumulated amortization, on the accompanying balance sheet as of September 28, 2008.  The Company recorded a pretax charge of approximately $176,000 in connection with the termination of the former financing arrangements in the third quarter of fiscal year 2006.  The Company paid GCF an additional $132,000 in fees and expenses on March 9, 2007 related to the second amendment, which was recorded as a debt discount.

The GCF facility contains covenants whereby, among other things, the Company is required to maintain compliance with agreed levels of earnings before interest, taxes, depreciation and amortization, interest coverage, fixed charge coverage, leverage targets, annual capital expenditures and incremental indebtedness limits.

Mandatory prepayments under the facility are required based on excess cash flow, as defined in the agreement, and upon receipt of proceeds from a disposition or payment from a casualty or condemnation of the collateralized assets, and voluntary prepayments under the facility are generally permitted as provided in the agreement.  For the fiscal year ended September 28, 2008, the Company is required to make an excess cash prepayment of $3.6 million on its Tranche A debt.  The prepayment amount is included in the current maturities of long-term debt as it will be paid prior to calendar year end.  The facility also contains customary restrictions on incurring indebtedness and liens, making investments, paying dividends and making loans or advances.

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

The Company amended its existing operating lease agreements with General Electric Capital Corporation on October 2, 2006. The amended lease resulted in a three-year capital lease in the principal amount of $842,168 at a fixed interest rate of 8.15%, with a $1 bargain purchase option at the expiration of the lease.  As of September 28, 2008, the remaining balance of the capital lease was due within 12 months. The assets acquired under this capital lease have an acquisition cost of $911,647.  As of September 28, 2008 the net book value of the assets was $562,036.

As of September 28, 2008, the Company was in compliance with the covenant requirements of the agreement with GCF.  The Company believes it is probable that it will remain in compliance with all of those covenant requirements for the foreseeable future.  However, if the Company fails to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under its financing arrangements could result and interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect its financial condition, results of operations and cash flows.

Mandatory payments on the Company’s long-term debt as of September 28, 2008 were as follows:

2009	6,228,881
2010	2,869,678
2011	31,461,907
2012	8,600
Total payments (1)	$40,569,066

__________ (1) Includes General Electric capital lease of $842,168, as amended, commencing on October 2, 2006.

6.	STOCKHOLDERS' EQUITY

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123R, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123R.  No options were granted in fiscal years 2008, 2007 and 2006.

A summary of the Company’s stock option activity and related information follows:

	For the Fiscal Years Ended
	September 28, 2008		September 30, 2007		October 1, 2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	749,000	$1.56	1,102,000	$1.47	1,184,000	$1.43
Granted	-	$-	-	$-	-	$-
Exercised	203,000	$1.45	353,000	$1.26	82,000	$0.92
Canceled	25,000	$1.63	-	$-	-	$-
Outstanding at end of year	521,000	$1.61	749,000	$1.56	1,102,000	$1.47
Exercisable at end of year	521,000	$1.61	749,000	$1.56	1,102,000	$1.47

Exercise prices for the 521,000 options outstanding as of September 28, 2008 ranged from $1.47 to $2.50.  The weighted-average contractual life of those options is 4.9 years.  The following table summarizes information about stock options outstanding as of September 28, 2008:

	Options Outstanding				Options Exercisable
		Weighted-
		Average Remaining	Weighted -Average	Aggregate		Weighted- Average	Aggregate
	Number	Contractual	Exercise	Intrinsic	Number	Exercise	Intrinsic
	Outstanding	Life	Price	Value(1)	Exercisable	Price	Value(1)

$2.50	18,004	6	$2.50	$61,214	18,004	$2.50	$61,214
$2.00	18,004	6	$2.00	$70,216	18,004	$2.00	$70,216
$1.60	322,000	4	$1.60	$1,384,600	322,000	$1.60	$1,384,600
$1.50	18,004	6	$1.50	$79,218	18,004	$1.50	$79,218
$1.47	144,988	6	$1.47	$642,297	144,988	$1.47	$642,297
$1.47 - $2.50	521,000	4.9	$1.61	$2,237,545	521,000	$1.61	$2,237,545
___________________
(1) Based on the last reported sale price of the Company’s common stock of $5.90 on September 26, 2008 (the last trading day of fiscal year 2008).

The total intrinsic value of options exercised during the fiscal year ended September 28, 2008 was $366,275 at the time of exercise.  The total intrinsic value of options cancelled during the fiscal year ended September 28, 2008 was $65,411 at time of cancellation.

7.	NET INCOME PER SHARE

The following table sets forth the calculation of income per share (“EPS”) for the periods presented:

	For the Fiscal Years Ended
	September 28, 2008	September 30, 2007	October 1, 2006
Basic EPS Computation:
Numerator:
Net income	$10,321,304	$4,562,461	$5,101,985
Denominator:
Weighted-average common shares outstanding	15,747,434	15,338,038	15,204,424
Total shares	15,747,434	15,338,038	15,204,424
Basic EPS	$0.66	$0.30	$0.34

Diluted EPS Computation:
Numerator:
Net income	$10,321,304	$4,562,461	$5,101,985
Denominator:
Weighted-average common shares outstanding	15,747,434	15,338,038	15,204,424
Incremental shares from assumed conversion of preferred stock and exercise of stock option and warrants	245,033	465,071	676,083
Total shares	15,992,467	15,803,109	15,880,507
Diluted EPS	$0.65	$0.29	$0.32

8.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 28,	September 30,
	2008	2007

Compensation	$2,403,619	$2,119,833
Taxes other than income taxes	26,586	28,155
Interest	225,451	22,962
Other	952,201	1,164,223
	$3,607,857	$3,335,173

9.	INCOME TAXES

Income tax provision consisted of the following:

	For the Fiscal Years Ended
	September 28, 2008	September 30, 2007	October 1, 2006
Current:
Federal	$5,226,233	$1,611,133	$233,823
State	1,449,476	626,357	432,158
Total current	6,675,709	2,237,490	665,981

Deferred:
Federal	(100,270)	672,684	2,454,692
State	56,003	38,586	335,027
Total deferred	(44,267)	711,270	2,789,719

Total income tax provision	$6,631,442	$2,948,760	$3,455,700

In fiscal year 2008, the Company recorded a valuation allowance of approximately $4,000 against a capital loss carryforward that the Company does not anticipate utilizing.

The total income tax provision was 39.1%, 39.3% and 40.4% of pretax income for the fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006, respectively.  A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:

	For the Fiscal Years Ended
	September 28, 2008	September 30, 2007	October 1, 2006

Computed tax provision at federal statutory rate (35%)	$5,933,461	$2,553,815	$2,930,873
State income tax provision, net of federal benefit	978,085	438,863	503,824
Permanent items	(305,915)	(26,760)	34,669
Valuation allowance change	3,808	–	17,195
Other	22,003	(17,158)	(30,861)
	$6,631,442	$2,948,760	$3,455,700

The deferred tax assets and deferred tax liabilities recorded on the balance sheet are as follows:

	September 28, 2008		September 30, 2007
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities

Current:
Inventory and accounts receivable	$164,584	$–	$154,786	$–
Accrued liabilities	1,255,515	–	992,315	–
Prepaid expenses	–	(196,858)	–	(184,632)
Other	–	–	–	(1,705)
	1,420,099	(196,858)	1,147,101	(186,337)

Noncurrent:
Deposits and deferrals	$166,883	$–	$91,465	$–
Depreciation	304,356	–	251,222	–
Goodwill	–	(2,178,716)	–	(1,837,468)
Valuation Allowance	(20,964)	–	(17,195)	–
Other	–	(1,744)	–	(3,318)
	450,275	(2,180,460)	325,492	(1,840,786)
Total deferred taxes net of valuation allowance	$1,870,374	$(2,377,318)	$1,472,593	$(2,027,123)

As of September 28, 2008, the Company had no net operating losses or alternative minimum tax credits available for carryforward for federal tax purposes.

10.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company enters into monthly and long-term leases.  Future minimum lease payments for all long-term operating leases, including facilities and equipment, at September 28, 2008 were as follows:

2009	$2,022,302
2010	1,820,881
2011	1,250,551
2012	1,190,299
2013	1,160,327
2014 and thereafter	3,235,563
$10,679,923

The Company leases its facilities under operating leases expiring through September 2011, with an option for a five-year extension on the Plant No. 1 operating facility in Vernon.  Certain of the other leases provide for renewal options at substantially the same terms as the current leases.

The Company’s lease of its primary operating facility requires the premises to be restored to its original condition upon the termination of the lease.  Accordingly, the Company has recorded a liability of $406,000 representing the present value of the estimated restoration costs at September 28, 2008.  The corresponding asset is being depreciated over 13 years, and the present value of the liability is being accreted over the term in order to establish a reserve at the end of the lease equal to the refurbishment costs.

Certain of the Company’s equipment leases provide for declining annual rental amounts.  Rent expense is recorded on a straight-line basis over the term of the lease.  Accordingly, deferred rent is recorded in the accompanying balance sheets in other assets as the difference between rent expense and amounts paid under the terms of the lease agreements.

Rent expense, including monthly equipment rentals, was approximately $2.4 million, $2.3 million and $2.7 million, for the fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006, respectively.

The Company maintains an employment agreement with its Chief Executive Officer, James Rudis.  Mr. Rudis’ employment agreement runs through December 31, 2009.  After the initial term, the relationship will be at-will and may be terminated by the Company at any time or by Mr. Rudis upon at least 60 days’ written notice.  The value of the remaining compensation obligations under Mr. Rudis’ employment agreement as of September 28, 2008 was $486,000.

The Company’s open purchase orders for raw materials and contractual obligations to purchase raw protein within the next year totals $17.4 million.

Contingencies

The Company is involved in certain legal actions and claims arising in the ordinary course of business.  Management believes (based, in part, on advice of legal counsel) that such contingencies will be resolved without materially and adversely affecting the Company’s financial position, results of operations or cash flows.

During the first quarter of fiscal year 2008, the Company informed one of its customers, American Pie, LLC, who distributes products under the name “Claim Jumper,” that the Company intended to discontinue production for them.  The decision was based on the Company’s evaluation of the overall economics of that account.  The customer represented it would pay price increases for continued manufacturing during a transition period to a new manufacturer.  After completing production for the customer in June 2008, the customer withheld payment of approximately $1.9 million for product produced and shipped pursuant to the customer’s purchase orders.  The customer has made certain claims, including the claim that the customer should not have paid the price increases to which it earlier agreed.  Based on information available at this time, and prior to discovery in the litigation referenced below, the Company considers the customer's claims to lack merit.  After several discussions and subsequent to the closing of the Company’s third fiscal quarter, the customer made a partial payment of approximately $1.0 million against the outstanding receivable balance.  However, prior to fiscal year end, the customer still refused payment of the remaining outstanding receivable balance and the Company filed a lawsuit against the customer as of September 23, 2008 (Overhill Farms, Inc. v. American Pie (United States District Court for the Central District of California, Case No. CV 0806268 R (CTx))).  This action involves a complaint by the Company against customer American Pie and two of its officers, William R. Collins and Robert G. Blume (collectively, “defendants”).  The complaint asserts claims for: 1) breach of contract; 2) breach of implied covenant of good faith and fair dealing; 3) fraud; 4) unfair business practices; and 5) declaratory relief to recover amounts American Pie refused to pay for goods delivered by the Company pursuant to purchase orders and invoices reflecting price increases effective December 9, 2007 and thereafter.  On November 4, 2008, the defendants filed a motion to dismiss the Company's third and fourth claims for fraud and unfair business practices for failure to state a claim.  On December 1, 2008, the United States District Court denied the defendants’ motion to dismiss the Company's claims for fraud and unfair business practices.  The defendants responded to the complaint on December 10, 2008 and also filed a counterclaim against the Company, which is in the process of being evaluated.  The Company believes that the net balance due is collectible.

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

Receivables related to Jenny Craig, Inc., H. J. Heinz Company, Panda Restaurant Group, Inc. (through its distributors) and Safeway Inc., accounted for approximately 20%, 21%, 16% and 12%, respectively of the Company’s total accounts receivable balance at September 28, 2008 and approximately 27%, 17%, 26% and 10%, respectively, of the Company’s total accounts receivable balance at September 30, 2007.

Significant Customers

Significant customers accounted for the following percentages of the Company’s revenues:

	For the Fiscal Years Ended
	September 28,	September 30,	October 1,
	2008	2007	2006

Jenny Craig, Inc.	24%	26%	28%
H. J. Heinz Company	18%	9%	-
Panda Restaurant Group, Inc.	16%	27%	35%
Safeway Inc.	13%	9%	2%

No other customer accounted for revenues of 10% or more in the periods presented.

Concentration of Sources of Labor

The Company’s total hourly and salaried workforce consisted of approximately 1,048 employees at September 28, 2008.  Approximately 83% of the Company’s workforce is covered by a three-year collective bargaining agreement renewed effective March 1, 2008.

Liquidated Damages

On December 23, 2005, LLCP resold to 15 institutional investors in a private transaction all of the 5,771,661 shares of the Company’s common stock that LLCP owned of record as of that date (“Transferred Shares”). To facilitate LLCP's sale of the Transferred Shares, the Company made various representations and warranties as a party to a stock purchase agreement with LLCP and the investors.  In addition, the Company entered into a registration rights agreement with the investors that required the Company to register for resale the Transferred Shares and to maintain the effectiveness of the registration statement for a maximum of 24 months following the closing date. The registration statement was declared effective by the Securities and Exchange Commission on April 13, 2006. If the Company is unable to meet its obligations under the registration rights agreement to maintain the effectiveness of the registration statement, the Company will be required to pay to each investor liquidated damages equal to 1% of the amount paid by the investor for the Transferred Shares still owned by the investor on the date of the default and 1% of the amount paid by the investor for the Transferred Shares still owned by the investor on each monthly anniversary of the date of the default that occurs prior to the cure of the default.  The registration statement remained effective through December 23, 2007, the end of the required effectiveness period.  Accordingly, the Company did not and will not incur any liquidated damages with respect to its registration obligations.

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

Employees voluntarily make contributions under both plans.  The Company does not provide for a match to the employees’ contributions, and expenses related to the plans have not been significant.  The Company’s 2007 bonus plan permitted a discretionary bonus equal to 3% of non-union employees’ gross W-2 earnings in the form of a 401(k) contribution. The total contribution under the 2007 bonus plan of $325,000 was made during fiscal year 2008.  The Company’s 2008 bonus plan permits a discretionary bonus equal to 3% of non-union employees’ gross W-2 earnings in the form of a 401(k) contribution to be made during fiscal year 2009.

12.	QUARTERLY FINANCIAL DATA (unaudited)

	For the Fiscal Year Ended September 28, 2008
	December 30, 2007 (13 weeks)	March 30, 2008 (13 weeks)	June 29, 2008 (13 weeks)	September 28, 2008 (13 weeks)

Net revenues	$56,826,629	$66,447,684	$62,422,674	$53,083,027

Gross profit	5,987,304	8,423,072	8,398,885	6,454,111

Operating income	3,776,072	6,364,719	6,175,461	4,299,587

Net income	1,577,944	3,171,915	3,153,992	2,417,453

Net income per share – basic (1)	$0.10	$0.20	$0.20	$0.15

Net income per share – diluted	$0.10	$0.20	$0.20	$0.15

	For the Fiscal Year Ended September 30, 2007
	December 31, 2006 (13 weeks)	April 1, 2007 (13 weeks)	July 1, 2007 (13 weeks)	September 30, 2007 (13 weeks)

Net revenues	$40,538,492	$46,028,425	$53,079,823	$52,994,834

Gross profit	5,506,502	4,210,388	5,326,133	4,904,883

Operating income	3,729,285	2,533,333	3,004,555	2,633,300

Net income	1,555,759	875,043	1,100,645	1,031,014

Net income per share – basic	$0.10	$0.06	$0.07	$0.07

Net income per share – diluted	$0.10	$0.06	$0.07	$0.06
_________
(1) EPS totals may not add due to rounding.

                                                                                                                                                                        Schedule II

OVERHILL FARMS, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Additions	Deductions(1)	Balance at End of year

Allowance for Doubtful Accounts
2008	$(18,000)	$(2,000)	$20,000	$-
2007	(15,000)	(12,000)	9,000	(18,000)
2006	(196,000)	-	181,000	(15,000)

Income Tax Valuation Allowance
2008	$(17,000)	$(4,000)	$-	$(21,000)
2007	(17,000)	-	-	(17,000)
2006	-	(17,000)	-	(17,000)
__________________
(1) Deductions to the allowance for doubtful accounts consist of write-offs, net of recoveries.

Exhibit Number	Index of Exhibits Attached to this Report

10.1
Lease dated November 15, 2008 between U.S. Growers Cold Storage, Inc. and Overhill Farms, Inc. regarding premises located at 3055 E. 44th Street, 3021 E. 44th Street, 3009 E. 44th Street and 3001 E. 44th Street Vernon, California

10.8	Amended and Restated 2002 Employee Stock Option Plan of Overhill Farms, Inc.

10.9	Amended and Restated 2005 Stock Plan of Overhill Farms, Inc.

10.18	Description of Employment Arrangement between Overhill Farms, Inc. and Richard A. Horvath

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002