Form 10-Q
period 2008-12-28
OVERHILL FARMS INC
filed 2009-02-06
CIK 1101020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 28, 2008

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

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

As of February 5, 2009, there were 15,823,271 shares of the issuer’s common stock, $.01 par value, outstanding.

OVERHILL FARMS, INC.
FORM 10-Q
QUARTER ENDED DECEMBER 28, 2008

Item 1.   Financial Statements

OVERHILL FARMS, INC.
CONDENSED BALANCE SHEETS

Assets

	December 28, 2008	September 28, 2008
	(Unaudited)

Current assets:
Cash	$5,071,951	$6,637,576
Accounts receivable, net of allowance for doubtful accounts of $8,000 and zero at December 28, 2008 and September 28, 2008, respectively	17,900,731	20,253,633
Inventories	20,080,609	17,294,076
Prepaid expenses and other	977,865	1,492,977
Deferred income taxes	1,223,241	1,223,241
Total current assets	45,254,397	46,901,503

Property and equipment, at cost:
Fixtures and equipment	23,804,317	23,705,525
Leasehold improvements	10,432,701	10,373,256
Automotive equipment	50,854	50,854
	34,287,872	34,129,635
Less accumulated depreciation and amortization	(16,982,712)	(16,220,194)
Total property and equipment	17,305,160	17,909,441

Other non-current assets:
Goodwill	12,188,435	12,188,435
Deferred financing costs, net of accumulated amortization of $359,000 and $339,000 at December 28, 2008 and September 28, 2008, respectively	227,000	247,127
Other	2,186,512	2,173,058
Total other non-current assets	14,601,947	14,608,620

Total assets	$77,161,504	$79,419,564

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED BALANCE SHEETS (continued)

Liabilities and Stockholders’ Equity

	December 28, 2008	September 28, 2008
	(Unaudited)
Current liabilities:
Accounts payable	$9,140,311	$11,177,686
Accrued liabilities	3,781,470	3,201,548
Current maturities of long-term debt	5,076,337	6,228,881
Total current liabilities	17,998,118	20,608,115

Long-term accrued liabilities	420,697	406,309
Deferred tax liabilities	1,730,185	1,730,185
Long-term debt, less current maturities, net of unamortized debt discount of $779,000 and $861,000 at December 28, 2008 and September 28, 2008, respectively	31,284,047	33,479,461
Total liabilities	51,433,047	56,224,070

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 50,000,000 shares, 4.43 designated as Series A convertible preferred stock, 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares, 15,823,271 shares issued and outstanding at December 28, 2008 and September 28, 2008	158,233	158,233
Additional paid-in capital	11,558,479	11,558,479
Retained earnings	14,011,745	11,478,782
Total stockholders’ equity	25,728,457	23,195,494

Total liabilities and stockholders’ equity	$77,161,504	$79,419,564

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended
	December 28, 2008	December 30, 2007

Net revenues	$55,272,029	$56,826,629
Cost of sales	47,764,510	50,839,325
Gross profit	7,507,519	5,987,304

Selling, general and administrative expenses	2,534,216	2,211,232

Operating income	4,973,303	3,776,072

Interest expense:
Interest expense	(712,584)	(993,008)
Amortization of debt discount and deferred financing costs	(101,504)	(101,504)
Total interest expense	(814,088)	(1,094,512)

Other expense	-	(11,603)

Income before income taxes	4,159,215	2,669,957

Income taxes	1,626,252	1,092,013

Net income	$2,532,963	$1,577,944

Net income per share:
Basic	$0.16	$0.10
Diluted	$0.16	$0.10

Shares used in computing net income per share:
Basic	15,823,271	15,620,271
Diluted	16,018,339	15,862,067

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended
	December 28, 2008	December 30, 2007

Operating Activities:
Net income	$2,532,963	$1,577,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	784,419	730,668
Amortization of debt discount and deferred financing costs	101,504	101,505
Loss on asset disposals	415	55,325
Provision for doubtful accounts	7,900	(1,941)
Loss on sale of marketable securities	-	11,644
Changes in:
Accounts receivable	2,345,002	419,334
Inventories	(2,786,533)	1,340,129
Prepaid expenses and other assets	501,658	382,254
Accounts payable	(2,037,375)	(4,835,284)
Accrued liabilities	579,922	711,665
Net cash provided by operating activities	2,029,875	493,243

Investing Activities:
Additions to property and equipment	(166,164)	(403,800)
Sale of marketable securities	-	53,976
Net cash used in investing activities	(166,164)	(349,824)

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Quarter Ended
	December 28, 2008	December 30, 2007

Financing Activities:
Borrowings under financing arrangements	$-	$1,000,000
Principal payments on debt	(3,300,000)	(1,054,100)
Principal payments on equipment loans	(55,181)	(51,206)
Principal payments on capital lease obligation	(74,155)	(68,369)
Net cash used in financing activities	(3,429,336)	(173,675)

Net decrease in cash	(1,565,625)	(30,256)
Cash at beginning of period	6,637,576	1,325,868
Cash at end of period	$5,071,951	$1,295,612

Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$749,419	$679,236
Income taxes	$-	$-

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 28, 2008
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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 28, 2008 are not necessarily indicative of the results that may be expected for the year ending September 27, 2009 or for any other period.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

The condensed balance sheet at September 28, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 28, 2008.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 became effective for the Company’s fiscal year that began on September 29, 2008.  The adoption of SFAS 157 did not have a material impact on the Company’s financial position or results of operations.  As of December 28, 2008, the Company has financial assets in cash, which is measured at fair value using quoted prices for identical assets in an active market (Level 1 fair value hierarchy) in accordance with SFAS 157.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” which permits a one-year deferral of the application of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company will adopt SFAS 157 for non-financial assets and non-financial liabilities on February 1, 2009 and does not expect the provisions to have a material impact on its results of operations, financial position or cash flows.

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

SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company currently is evaluating the impact adoption may have on its financial condition or results of operations relating to potential future acquisitions.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Accounting for Noncontrolling Interests,” which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. SFAS 160 will be effective for fiscal years beginning after December 15, 2008.  The Company currently is evaluating the impact adoption may have on its financial condition or results of operations.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformity with generally accepted accounting principles. Unlike Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With GAAP,” SFAS 162 is directed to the entity rather than the auditor.  SFAS 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material impact on its financial position or results of operations.

4.	INVENTORIES

Inventories are summarized as follows:
	December 28, 2008	September 28, 2008

Raw ingredients	$6,437,092	$5,287,858
Finished product	11,563,569	9,580,980
Packaging	2,079,948	2,425,238
	$20,080,609	$17,294,076

5.	LONG-TERM DEBT

Long-term debt of the Company as of December 28, 2008 and September 28, 2008 is summarized as follows:

	December 28, 2008	September 28, 2008

Tranche A Term Loans payable to GCF	$23,489,762	$23,989,762
Tranche B Term Loans payable to GCF	12,850,000	15,650,000
Equipment loans	594,701	649,882
Capital lease	205,267	279,422
	37,139,730	40,569,066

Less current maturities	(5,076,337)	(6,228,881)
Less debt discount	(779,346)	(860,724)
	$31,284,047	$33,479,461

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

As of December 28, 2008, the facility with GCF, reflecting principal payments and the March 9, 2007 amendment, was a $49.7 million senior secured credit facility maturing in May 2011, secured by a first priority lien on substantially all of the Company’s assets. As of December 28, 2008, the facility was structured as a $7.5 million non-amortizing revolving loan, a $26.5 million amortizing Tranche A Term Loan and a $15.7 million non-amortizing Tranche B Term Loan. The facility bears interest, adjustable quarterly, at the London Inter Bank Offered Rate (“LIBOR”) plus the applicable margin for LIBOR loans or, at the Company’s option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus the applicable margin for alternate base rate loans, as follows:

		Applicable Margin for Alternate Base Rate Loans	Applicable Margin for LIBOR Loans
	Total Debt to EBITDA Ratio for Last Twelve Months	Revolving Loan	Revolving Loan	Tranche A Term Loan	Tranche B Term Loan
Greater than	3.00:1.00	2.50%	3.50%	3.75%	6.25%
Greater than or equal to but less than or equal to	2.00:1.00 3.00:1.00	2.25%	3.25%	3.50%	6.00%
Less than	2.00:1.00	2.00%	3.00%	3.25%	5.75%

As of December 28, 2008, the Company’s principal balances on the loans totaled $36.4 million, consisting of $23.5 million in Tranche A Term Loans and $12.9 million in Tranche B Term Loans.  At December 28, 2008, interest rates on the Tranche A Term Loans and Tranche B Term Loans were 4.7% and 7.2%, respectively.  As of September 28, 2008, the Company’s total debt to EBITDA ratio for the last twelve months was less than 2.00:1.00.  Therefore, for the quarter ended December 28, 2008, the Company qualified for the lowest applicable margin for the alternate base rate and LIBOR loans.  For the quarter ended December 28, 2008, the Company incurred $713,000 in interest expense, excluding amortization of deferred financing costs.  For the quarter ended December 30, 2007, the Company incurred $993,000 in interest expense, excluding amortization of deferred financing costs, net of $43,000 in capitalized interest.  During the quarter ended December 28, 2008, the outstanding balance of the facility was reduced by mandatory principal payments on the Tranche A Term Loan of $500,000 and voluntary principal payments on the Tranche B Term Loan of $2.8 million.  In addition, as of December 28, 2008, the Company was required to make an excess cash prepayment of $2.4 million on its Tranche A debt.  The prepayment amount is included in the current maturities of long-term debt, as it was paid on December 29, 2008.   As of December 28, 2008, the Company had $7.5 million available to borrow under the revolving loan.

Initial proceeds from the GCF facility, received on or about May 16, 2006, were used to repay approximately $44.5 million in existing debt and related fees and expenses in connection with the termination of the Company’s former financing arrangements and to pay approximately $1.6 million in fees and expenses relating to the new financing.  Of these fees, $779,000 is recorded as debt discount, net of accumulated amortization, on the accompanying balance sheet as of December 28, 2008.  The Company recorded a pretax charge of approximately $176,000 in connection with the termination of the former financing arrangements in the third quarter of fiscal year 2006.  The Company paid GCF an additional $132,000 in fees and expenses on March 9, 2007 related to the second amendment, which was recorded as a debt discount.

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

As of December 28, 2008, the Company was in compliance with the covenant requirements of the agreement with GCF.  The Company believes it is probable that it will remain in compliance with all of those covenant requirements for the foreseeable future.  However, if the Company fails to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under its financing arrangements could result and interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect its financial condition, results of operations and cash flows.

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

The Company amended its existing operating lease agreements with General Electric Capital Corporation on October 2, 2006. The amended lease resulted in a three-year capital lease in the principal amount of $842,168 at a fixed interest rate of 8.15%, with a $1 bargain purchase option at the expiration of the lease.  As of December 28, 2008, the remaining balance of the capital lease was due within 12 months.  The assets acquired under this capital lease have an acquisition cost of $911,647.  As of December 28, 2008 the net book value of the assets was $518,336.

6.	PER SHARE DATA

The following table sets forth the calculation of earnings per share (“EPS”) for the periods presented:

	Quarter Ended
	December 28, 2008	December 30, 2007

Basic EPS Computation:
Numerator:
Net income	$2,532,963	$1,577,944
Denominator:
Weighted average common shares outstanding	15,823,271	15,620,271
Total shares	15,823,271	15,620,271
Basic EPS	$0.16	$0.10

Diluted EPS Computation:
Numerator:
Net income	$2,532,963	$1,577,944
Denominator:
Weighted average common shares outstanding	15,823,271	15,620,271
Incremental shares from assumed exercise of stock options	195,068	241,796
Total shares	16,018,339	15,862,067
Diluted EPS	$0.16	$0.10

7.	STOCK OPTIONS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires the Company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).  Accordingly, with the adoption of

SFAS 123R, any future option awards will have an impact on the Company’s results of operations.  The Company adopted SFAS 123R on October 3, 2005 utilizing the modified prospective method.  The Company’s adoption of SFAS 123R did not impact the Company’s income before income tax expense, net income and basic and diluted earnings per share since no options were granted during the quarters ended December 28, 2008 and December 30, 2007 and all of the Company’s outstanding options were fully vested at the date of adoption of this standard.  No compensation expense related to this standard was recorded to date.

8.	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty of Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”) on October 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.  The total amount of unrecognized tax benefits as of the date of adoption was not material.  The Company has substantially concluded all U.S. federal income tax matters for years through fiscal year 2005.  As a result of the implementation of FIN 48, the Company recorded no increase in the liability for unrecognized tax benefits.  The balance of unrecognized tax benefits was zero at December 28, 2008 and September 28, 2008.

The Company has adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of income taxes. The total amount of interest and penalty recognized in the statement of income was zero for the quarters ended December 28, 2008 and December 30, 2007.

The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions.

The effective tax rates were 39.1% and 40.9% for the first quarter of each of fiscal years 2009 and 2008, respectively, which is consistent with the statutory rate.

9.	CONTINGENCIES

Legal Proceedings

The Company is involved in certain legal actions and claims arising in the ordinary course of business.  Management believes that such contingencies will be resolved without materially and adversely affecting the Company’s financial position, results of operations or cash flows.

During the first quarter of fiscal year 2008, the Company informed one of its customers, American Pie, LLC, who distributes products under the name “Claim Jumper,” that the Company intended to discontinue production for them.  The decision was based on the Company’s evaluation of the overall economics of that account.  The customer represented it would pay price increases for continued manufacturing during a transition period to a new manufacturer.  After completing production for the customer in June 2008, the customer withheld payment of approximately $1.9 million for product produced and shipped pursuant to the customer’s purchase orders.  After several discussions and subsequent to the closing of the Company’s third quarter of fiscal year 2008, the customer made a partial payment of approximately $1.0 million against the outstanding receivable balance.  However, prior to fiscal year end, the customer still refused payment of the remaining outstanding receivable balance and the Company filed a lawsuit against the customer as of September 23, 2008 (Overhill Farms, Inc. v. American Pie (United States District Court for the Central District of California, Case No. CV 0806268 R (CTx))).  This action involves a complaint by the Company against customer American Pie and two of its officers, William R. Collins and Robert G. Blume (collectively, “defendants”).  The complaint asserts claims for: 1) breach of contract; 2) breach of implied covenant of good faith and fair dealing; 3) fraud; 4) unfair business practices; and 5) declaratory relief to recover amounts American Pie refused to pay for goods delivered by the Company pursuant to purchase orders and invoices reflecting price increases effective December 9, 2007 and thereafter.  On November 4, 2008, the defendants filed a motion to dismiss the Company's third and fourth claims for fraud and unfair business practices for failure to state a claim.  On December 1, 2008, the United States District Court denied the defendants’ motion to dismiss the Company's claims for fraud and unfair business practices.  The defendants responded to the complaint on December 10,

2008 and also filed a counterclaim against the Company alleging:  1) breach of an oral contract; 2) breach of a written contract; and 3) breach of implied warranties of merchantability and fitness for a intended purpose to recover price increases, compensation for products the Company allegedly failed to produce, and for purportedly contaminated product.  Discovery in the litigation has not commenced.  Based on the information now available, the Company believes the customer’s claims lack merit and that the balance due is collectible.

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

A significant portion of the Company’s total net revenues during the first quarter of fiscal years 2009 and 2008 was derived from four customers.  Jenny Craig, Inc., H. J. Heinz Company, Safeway Inc. and Panda Restaurant Group, Inc. accounted for approximately 23%, 20%, 17% and 15%, respectively, of the Company’s total net revenues for the quarter ended December 28, 2008 and approximately 21%, 16%, 11% and 24%, respectively, of the Company’s total net revenues for the quarter ended December 30, 2007.  Receivables related to H. J. Heinz Company, Panda Restaurant Group, Inc. (through its distributors), Jenny Craig, Inc. and Safeway Inc. accounted for approximately 23%, 21%, 21% and 12%, respectively, of the Company’s total accounts receivable balance for the quarter ended December 28, 2008 and approximately 26%, 28%, 13% and 9%, respectively, of the Company’s total accounts receivable balance for the quarter ended December 30, 2007.

10.	RELATED PARTY TRANSACTIONS

In February 2004, the Company engaged Alexander Auerbach & Co., Inc. (“AAPR”) to provide the Company with public relations and marketing services.  AAPR provides public relations, media relations and communications marketing services to support the Company’s sales activities.  Alexander Auerbach, who is a director and stockholder of the Company, is a stockholder, director and officer of AAPR.  Fees paid to AAPR for services rendered under this engagement during the first quarter of each of fiscal years 2009 and 2008 were immaterial.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our condensed financial statements and notes to condensed financial statements included elsewhere in this report. This report, and our condensed financial statements and notes to our condensed financial statements, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies.  The forward-looking statements are based on current expectations or beliefs.  For this purpose, statements of historical fact may be deemed to be forward-looking statements.  Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as  “continue,” “efforts,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “forecasts,” “strategy,” “will,” “goal,” “target,” “prospects,” “optimistic,” “confident” or similar expressions.  In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), on-going business strategies or prospects, and possible future company actions, which may be provided by management, are also forward-looking statements.  We caution that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others:

•	the impact of competitive products and pricing;

•	fulfillment by suppliers of existing raw material contracts;

•
market conditions that may affect the costs and/or availability of raw materials, fuels, energy, logistics and labor as well as the market for our products, including our customers’ ability to pay and consumer demand;

•	changes in our business environment, including actions of competitors and changes in customer preferences, as well as disruptions to our customers’ businesses;

•	seasonality in the retail category;

•	loss of key customers due to competitive environment or production being moved in-house by customers;

•	natural disasters that can impact, among other things, costs of fuel and raw materials;

•	the occurrence of acts of terrorism, such as the events of September 11, 2001, or acts of war;

•	changes in governmental laws and regulations, including income taxes;

•	change in control due to takeover or other significant changes in ownership;

•	financial viability of our customers during deep recessionary periods;

•	ability to obtain additional financing as and when needed, and rising costs of credit that may be associated with new borrowings;

•	voluntary or government-mandated food recalls; and

•
other factors as may be discussed in this report and other reports we file with the Securities and Exchange Commission (“Commission”), including those described in Item 1A of Part I of our annual report on Form 10-K for the fiscal year ended September 28, 2008 and any updates thereto.

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

For the quarter ended December 28, 2008, net revenues of $55.3 million reflected a 2.6% decrease compared to the quarter ended December 30, 2007.  For the quarter ended December 28, 2008, an increase in sales in the retail category was offset by declines in foodservice and airline sales resulting from the anticipated reduced volume from one foodservice customer and softness in the airline industry caused by a slowing economy.

Gross profit was $7.5 million for the quarter ended December 28, 2008, compared to $6.0 million for the quarter ended December 30, 2007.  Gross profit increased as a percentage of net revenues during the quarter ended December 28, 2008 to 13.6% from 10.5% for the quarter ended December 30, 2007.  Gross profit as a percentage of revenues increased due to higher margin sales along with on-going manufacturing improvements, increased efficiencies and yields, improved and increased financial reviews and controls and modest increases in sales prices to several customers, offset partially by new product development costs.   As previously disclosed, in order to improve our gross profit margins, we continue to analyze our lower margin accounts in order to increase margins or change to more profitable business.

Operating income as a percentage of net revenues for the quarter ended December 28, 2008 increased to 9.0% compared to 6.7% for the quarter ended December 30, 2007 due primarily to improvements in gross profit margins as noted above.  SG&A expenses as a percentage of net revenues increased to 4.5% for the quarter ended December 28, 2008 compared to 3.9% for the quarter ended December 30, 2007.  SG&A expenses increased due to higher brokerage fees as a result of higher retail sales and higher legal fees.  Net income of $2.5 million increased as a percentage of net revenues to 4.5% for the quarter ended December 28, 2008 compared to 2.8% for the quarter ended December 30, 2007.

As described under “Liquidity and Capital Resources” below, on March 9, 2007, we executed a second amendment to the senior credit agreement allowing for $7.0 million of additional financing for capital expenditures.  The facility is now a $49.7 million senior secured credit facility and is structured as a $7.5 million non-amortizing revolving loan, a $26.5 million amortizing Tranche A Term Loan and a $15.7 million non-amortizing Tranche B Term Loan.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  See Note 2 to the financial statements contained in our 2008 annual report on Form 10-K for the year ended September 28, 2008 for a summary of our significant accounting policies.  Management believes the following critical accounting policies are related to our more significant estimates and assumptions used in the preparation of our financial statements.

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

Goodwill.  We evaluate goodwill at least annually for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data.  At December 28, 2008, we had goodwill of $12.2 million.  A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

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

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty of Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”) on October 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of the implementation of FIN 48, we recorded no increase in the liability for unrecognized tax benefits, and the balance of unrecognized tax benefits was zero at December 28, 2008.

We have also adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalties recognized in accordance with Paragraph 16 of FIN 48 are classified as part of income taxes.  No interest and penalties were recognized in the statement of income for the first quarter of fiscal year 2009.

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  We perform on-going credit evaluations of each customer’s financial condition and generally require no collateral from our customers.  A bankruptcy or other significant financial deterioration of any customer could impact its future ability to satisfy its receivables with us.  Our allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions.  For the quarters ended December 28, 2008 and December 30, 2007, our write-offs, net of recoveries, to the allowance for doubtful accounts were immaterial.

A significant portion of our total net revenues during the first quarters of fiscal years 2009 and 2008 was derived from four customers.  Jenny Craig, Inc., H. J. Heinz Company and Safeway Inc. and Panda Restaurant Group, Inc. accounted for approximately 23%, 20%, 17% and 15%, respectively, of our total net revenues for the quarter ended December 28, 2008 and approximately 21%, 16%, 11% and 24%, respectively, of our total net revenues for the quarter ended December 30, 2007.  Receivables related to H. J. Heinz Company, Panda Restaurant Group, Inc. (through its distributors), Jenny Craig, Inc. and Safeway Inc. accounted for approximately 23%, 21%, 21% and 12%, respectively, of our total accounts receivable balance for the quarter ended December 28, 2008 and approximately 26%, 28%, 13% and 9%, respectively, of our total accounts receivable balance for the quarter ended December 30, 2007.

Cash used primarily for working capital purposes is maintained in two accounts with one major financial institution. Account balances as of December 28, 2008 exceeded the Federal Deposit Insurance Corporation insurance limits.  If the financial banking markets experience disruption, we may need to temporarily rely on other forms of liquidity, including borrowing under our credit facility.

Other Matters

We manufactured for one of our customers, American Pie, LLC, who distributes products under the name “Claim Jumper,” pursuant to a written manufacturing agreement that expired automatically on April 30, 2007.  Thereafter, we manufactured for the customer on a purchase order basis pursuant to increased prices for some products.  During the first quarter of fiscal year 2008, we informed the customer that we intended to discontinue production for them.  The decision was based on our evaluation of the overall economics of that account.  The customer represented it would pay price increases for continued manufacturing during a transition period to a new manufacturer.  After completing production for the customer in June 2008, the customer withheld payment of approximately $1.9 million for product produced and shipped pursuant to the customer’s purchase orders.  After several discussions and subsequent to the closing of our third quarter of fiscal year 2008, the customer made a partial payment of approximately $1.0 million against the outstanding receivable balance.  However, prior to fiscal year end, the customer still refused payment of the remaining outstanding receivable balance and we filed a lawsuit against the customer as of September 23, 2008 (Overhill Farms, Inc. v. American Pie (United States District Court for the Central District of California, Case No. CV 0806268 R (CTx))).  This action involves a complaint by us against customer American Pie and two of its officers, William R. Collins and Robert G. Blume (collectively, “defendants”).  The complaint asserts claims for: 1) breach of contract; 2) breach of implied covenant of good faith and fair dealing; 3) fraud; 4) unfair business practices; and 5) declaratory relief to recover amounts American Pie refused to pay for goods delivered by us pursuant to purchase orders and invoices reflecting price increases effective December 9, 2007 and thereafter.  On November 4, 2008, the defendants filed a motion to dismiss our third and fourth claims for fraud and unfair business practices for failure to state a claim.  On December 1, 2008, the United States District Court denied the defendants’ motion to dismiss our claims for fraud and unfair business practices.  The defendants responded to the complaint on December 10, 2008, and also filed a counterclaim against us.  The counterclaim alleges:  1) breach of an oral contract; 2) breach of a written contract; and 3) breach of implied warranties of merchantability and fitness for an intended purpose to recover price increases, compensation for products not produced by us, and for purportedly contaminated product.  Discovery in the litigation has not commenced.  Based on the information now available, we believe the customer’s claims lack merit and that the balance due on our complaint is collectible once the complaint and counterclaim are resolved.

Results of Operations

Quarter Ended December 28, 2008 Compared to Quarter Ended December 30, 2007

While we operate as a single business unit, manufacturing various products on common production lines, revenues from similar customers are grouped into the following natural categories: retail, foodservice and airlines.

The quarters ended December 28, 2008 and December 30, 2007 were both 13-week periods.

Net Revenues.  Net revenues for the first quarter of fiscal year 2009 decreased $1.5 million (2.6%) to $55.3 million from $56.8 million for the first quarter of fiscal year 2008 due to a decrease in airline and foodservice revenues.

Retail net revenues increased $5.9 million (16.1%) to $42.5 million for first quarter of fiscal year 2009 from $36.6 million for the first quarter of fiscal year 2008 due largely to the additional product line of 30 new items for Safeway Inc., as well as increased sales to other retail customers.

As previously disclosed, one of our retail customers, H. J. Heinz Company, has indicated that they will be self-manufacturing a greater share of their volume requirements.  As a result, we previously projected a revenue reduction of approximately $19 million for the fiscal year, beginning in our second quarter.  However, we believe other retail customers and committed foodservice business will offset the reduction of H. J. Heinz Company sales in fiscal and calendar year 2009.

Foodservice net revenues decreased $5.1 million (34.9%) to $9.5 million for first quarter of fiscal year 2009 from $14.6 million for the first quarter of fiscal year 2008 due to anticipated reduced volume from one customer and softness in the foodservice industry caused by a slowing economy.  However, we continue our sales efforts in this category and believe that foodservice represents a significant opportunity for us.

Airline net revenues decreased $2.3 million (41.1%) to $3.3 million for the first quarter of fiscal year 2009 from $5.6 million for the first quarter of fiscal year 2008.  Given record high fuel costs in 2008 and airline initiatives to cut costs, going forward we expect a further decrease in airline net revenues and are transitioning away to opportunities outside of this category.

The current economic decline will affect all businesses, including our own.  We were not significantly affected by the economic decline during the quarter ended December 28, 2008. However with the current uncertainty and rapidly changing events, it is difficult at the present time to predict the magnitude of the impact on revenues and the corresponding effect on gross profit margin for the upcoming quarters and for the fiscal year.  As previously disclosed, we expect to make up the reduction in our sales to H. J. Heinz Company with committed new business.  The timing of the new business will not coincide exactly with the H. J. Heinz Company reduction; however, we expect the new business to begin later in our second fiscal quarter.

Also due to the economy, we believe our customers will be managing their inventories more closely, and will take a more conservative approach on new product launches and promotions. However, we believe this will be a short-term adjustment to changing market conditions, and that order volumes and product introductions will normalize over the course of the year.

On the positive side, we believe our opportunities remain strong for new business, both from new customers and from additional products and volume from existing customers. Our gross margins have grown during the quarter ended December 28, 2008 due to process improvements and as we have shifted away from low margin accounts.

Gross Profit.  Gross profit for the first quarter of fiscal year 2009 increased by $1.5 million (25.0%) to $7.5 million from $6.0 million for the first quarter of fiscal year 2008.  Gross profit as a percentage of net revenues increased to 13.6% for the first quarter of fiscal year 2009 from 10.5% for the first quarter of fiscal year 2008 due to on-going manufacturing improvements, increased efficiencies and yields, improved and increased financial reviews and controls and modest increases in sales prices to several customers, offset partially by costs incurred for new product development.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $300,000 (13.6%) to $2.5 million (4.5% of net revenues) for the first quarter of fiscal year 2009 from $2.2 million (3.9% of net revenues) for the first quarter of fiscal year 2008.  SG&A expenses were driven by higher brokerage fees due to higher retail sales and higher legal fees.

Operating Income.  Operating income increased $1.2 million (31.6%) to $5.0 million for the first quarter of fiscal year 2009 from $3.8 million for the first quarter of fiscal year 2008.  The increase in operating income was the result of improvements in gross profit as noted above.

Total Interest Expense.  Total interest expense for the first quarter of fiscal year 2009 was $814,000, compared to $1.1 million for the first quarter of fiscal year 2008.  The decrease in interest expense is due to lower variable interest rates and lower debt balances.

Income Tax Provision.  Income tax expense was $1.6 million for the first quarter of fiscal year 2009, compared to $1.1 million for the first quarter of fiscal year 2008.  The difference was a result of income before taxes increasing $1.5 million from $2.7 million for the first quarter of fiscal year 2008 to $4.2 million for the first quarter of fiscal year 2009.  The effective tax rates were 39.1% and 40.9% for the first quarter of fiscal years 2009 and 2008, respectively.  The effective tax rate for the first quarter of fiscal years 2009 and 2008 did not materially differ from the statutory rate.

Net Income. Net income for the first quarter of fiscal year 2009 was $2.5 million, or $0.16 per basic and diluted share, compared to net income of $1.6 million, or $0.10 per basic and diluted share, for the first quarter of fiscal year 2008.

Liquidity and Capital Resources

During the first quarter of fiscal year 2009, our operating activities provided cash of $2.0 million compared to cash provided of $493,000 during the first quarter of fiscal year 2008.  Cash generated from operations before working capital changes for the first quarter of fiscal year 2009 was $3.4 million.  Cash used from changes in working capital was $1.4 million during the first quarter of fiscal year 2009 and resulted from a decrease in accounts receivable of $2.3 million as well as a decrease in accounts payable of $2.0 million offset by an increase in inventory of $2.8 million.  In addition, cash provided by prepaid expenses and other assets and accrued liabilities were $502,000 and $580,000, respectively.  As of December 28, 2008, we had working capital of $27.3 million compared to working capital of $26.3 million at fiscal year end 2008.  We were able to fund our growth in sales in the first quarter of fiscal year 2009 internally without increasing our external debt.

During the first quarter of fiscal year 2009, our investing activities, consisting primarily of capital expenditures, resulted in a net use of cash of approximately $166,000, compared to a net use of cash of approximately $350,000 during the first quarter of fiscal year 2008.

During the first quarter of fiscal year 2009, our financing activities resulted in a use of cash of $3.4 million, compared to a use of cash of $174,000 during the first quarter of fiscal year 2008.  The increased use of cash was largely due to a voluntary principal payment we made on our Tranche B Term loan of $2.8 million as of December 28, 2008.

On March 9, 2007, we executed a second amendment to the senior secured credit agreement with Guggenheim Corporate Funding, LLC (“GCF”) allowing for $7.0 million of additional capital expenditures to facilitate new business by increasing plant capacity and improving line efficiency, to be funded by increases of $3.5 million in each of the Tranche A and Tranche B Term Loans.

As of December 28, 2008, the facility with GCF, reflecting principal payments and the March 9, 2007 amendment, was a $49.7 million senior secured credit facility maturing in May 2011, secured by a first priority lien on substantially all of our assets. As of December 28, 2008, the facility was structured as a $7.5 million non-amortizing revolving loan, a $26.5 million amortizing Tranche A Term Loan and a $15.7 million non-amortizing Tranche B Term Loan. The facility bears interest, adjustable quarterly, at the London Inter Bank Offered Rate (“LIBOR”) plus the applicable margin (listed below) for LIBOR loans or, at our option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus an applicable margin, as follows:

		Applicable Margin for Alternate Base Rate Loans	Applicable Margin for LIBOR Loans
	Total Debt to EBITDA Ratio for Last Twelve Months	Revolving Loan	Revolving Loan	Tranche A Term Loan	Tranche B Term Loan
Greater than	3.00:1.00	2.50%	3.50%	3.75%	6.25%
Greater than or equal to but less than or equal to	2.00:1.00 3.00:1.00	2.25%	3.25%	3.50%	6.00%
Less than	2.00:1.00	2.00%	3.00%	3.25%	5.75%

As of December 28, 2008, our principal balances on the loans totaled $36.4 million, consisting of $23.5 million in Tranche A Term Loans and $12.9 million in Tranche B Term Loans.  At December 28, 2008, interest rates on the Tranche A Term Loans and Tranche B Term Loans were 4.7% and 7.2%, respectively.  As of September 28, 2008, our total debt to EBITDA ratio for the last twelve months was less than 2.00:1.00 and therefore, for the quarter ended December 28, 2008, we qualified for the lowest applicable margin for the alternate base rate and LIBOR loans  For the quarter ended December 28, 2008, we incurred $713,000 in interest expense, excluding amortization of deferred financing costs.  For the quarter ended December 30, 2007, we incurred $993,000 in interest expense, excluding amortization of deferred financing costs, net of $43,000 in capitalized interest.  During the quarter ended December 28, 2008, the outstanding balance of the facility was reduced by mandatory principal payments on the Tranche A Term Loan of $500,000 and voluntary principal payments on the Tranche B Term Loan of $2.8 million.  In addition, as of December 28, 2008, we were required to make an excess cash prepayment of $2.4 million on our Tranche A debt.  The prepayment amount is included in the current maturities of long-term debt as it was paid on December 29, 2008.  As of December 28, 2008, we had $7.5 million available to borrow under the revolving loan.

Initial proceeds from the GCF facility, received on or about May 16, 2006, were used to repay approximately $44.5 million in existing debt and related fees and expenses in connection with the termination of our former financing arrangements and to pay approximately $1.6 million in fees and expenses relating to the new financing.  Of these fees, $779,000 is recorded as debt discount, net of accumulated amortization, on our balance sheet as of December 28, 2008.  We recorded a pretax charge of approximately $176,000 in connection with the termination of the former financing arrangements in the third quarter of fiscal year 2006.  We paid GCF an additional $132,000 in fees and expenses on March 9, 2007 related to the second amendment, which we recorded as a debt discount.

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

As of December 28, 2008, we were in compliance with the covenant requirements of the agreement with GCF.  We believe it is probable that we will remain in compliance with all of those covenant requirements for the foreseeable future.  However, if we fail to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under our financing arrangements could result and interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect our financial condition, results of operations or cash flows.

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

We amended our existing operating lease agreements with General Electric Capital Corporation on October 2, 2006. The amended lease resulted in a three-year capital lease in the principal amount of $842,168 at a fixed interest rate of 8.15%, with a $1 bargain purchase option at the expiration of the lease.  As of December 28, 2008, the remaining balance of the capital lease was due within 12 months.  The assets acquired under this capital lease have an acquisition cost of $911,647.  As of December 28, 2008 the net book value of the assets was $518,336.

We believe that funds available to us from operations and existing capital resources will be adequate for our capital requirements for at least the next twelve months.

Following is a summary of our contractual obligations at December 28, 2008:

	Payments Due By Period

Contractual Obligations	Total	Remainder of Fiscal Year 2009	2-3 Years	4-5 Years	More than 5 Years

Debt maturities	$36,934,463	$4,186,605	$32,739,258	$8,600	$-

Interest expense (1)	5,836,051	1,910,095	3,925,875	81	-

Capital lease obligation	205,267	205,267	-	-	-

Operating lease obligations (2)	18,720,783	2,560,408	6,572,232	4,836,185	4,751,958

Other contractual obligations	640,007	542,505	97,502	-	-

Open purchase orders	11,140,062	10,418,607	721,455	-	-

Total contractual obligations	$73,476,633	$19,823,487	$44,056,322	$4,844,866	$4,751,958
____________
(1)	Assumes only mandatory principal pay-downs and the use of LIBOR as of December 28, 2008 on the GCF debt and fixed rate interest payments on equipment loans and capital lease obligation.
(2)	Includes real estate leases.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – Obligations.  We are subject to interest rate risk on variable interest rate obligations.  A hypothetical 10% increase in average market interest rates would increase by approximately $208,000 the annual interest expense on our debt outstanding as of December 28, 2008.  We are also subject to interest rate risk on our fixed interest rate obligations.  Based upon outstanding amounts of fixed rate obligations as of December 28, 2008, a hypothetical 10% decrease in average market interest rates would increase the fair value of outstanding fixed rate debt by approximately $4,000.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 28, 2008, that the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended December 28, 2008, there were no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in various lawsuits, claims and proceedings related to the conduct of our business. Management does not believe that the disposition of any pending claims is likely to have a material adverse effect our financial condition, results of operations, or cash flows.

Item 6.	Exhibits

(a)	Exhibits

Number	Description

10.1(1)	Amended and Restated 2002 Employee Stock Option Plan of Overhill Farms, Inc. (Exhibit 10.8)

10.2(1)	Amended and Restated 2005 Stock Plan of Overhill Farms, Inc. (Exhibit 10.9)

31.1(2)	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2(2)	Certification of Interim Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32(2)	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

_______
(1)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2008.

(2)	Attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERHILL FARMS, INC.
(Registrant)

Date: February 6, 2009	By:	/s/ James Rudis
James Rudis
Chairman, President and
Chief Executive Officer

Date: February 6, 2009	By:	/s/ Tracy E. Quinn
Tracy E. Quinn
Interim Chief Financial Officer

EXHIBITS ATTACHED TO THIS FORM 10-Q

Number	Description

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002