Form 10-Q
period 2009-03-29
OVERHILL FARMS INC
filed 2009-05-08
CIK 1101020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registration has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ X]
Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

As of May 7, 2009, there were 15,823,271 shares of the issuer’s common stock, $.01 par value, outstanding.

OVERHILL FARMS, INC.
FORM 10-Q
QUARTER ENDED MARCH 29, 2009

Item 1.   Financial Statements

OVERHILL FARMS, INC.
CONDENSED BALANCE SHEETS

Assets

	March 29, 2009	September 28, 2008
	(Unaudited)

Current assets:
Cash	$7,648,663	$6,637,576
Accounts receivable, net of allowance for doubtful accounts of $9,000 and zero at March 29, 2009 and September 28, 2008, respectively	19,721,304	20,253,633
Inventories	16,273,572	17,294,076
Prepaid expenses and other	1,112,955	1,492,977
Deferred income taxes	1,223,241	1,223,241
Total current assets	45,979,735	46,901,503

Property and equipment, at cost:
Fixtures and equipment	23,996,560	23,705,525
Leasehold improvements	10,432,663	10,373,256
Automotive equipment	50,854	50,854
	34,480,077	34,129,635
Less accumulated depreciation and amortization	(17,757,709)	(16,220,194)
Total property and equipment	16,722,368	17,909,441

Other non-current assets:
Goodwill	12,188,435	12,188,435
Deferred financing costs, net of accumulated amortization of $379,000 and $339,000 at March 29, 2009 and September 28, 2008, respectively	206,873	247,127
Other	2,047,701	2,173,058
Total other non-current assets	14,443,009	14,608,620

Total assets	$77,145,112	$79,419,564

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED BALANCE SHEETS (continued)

Liabilities and Stockholders’ Equity

	March 29, 2008	September 28, 2008
	(Unaudited)
Current liabilities:
Accounts payable	$10,114,035	$11,177,686
Accrued liabilities	3,922,443	3,201,548
Current maturities of long-term debt	2,740,292	6,228,881
Total current liabilities	16,776,770	20,608,115

Long-term accrued liabilities	435,593	406,309
Deferred tax liabilities	1,730,185	1,730,185
Long-term debt, less current maturities, net of unamortized debt discount of $698,000 and $861,000 at March 29, 2009 and September 28, 2008, respectively	30,679,838	33,479,461
Total liabilities	49,622,386	56,224,070

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 50,000,000 shares, 4.43 designated as Series A convertible preferred stock, 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares, 15,823,271 shares issued and outstanding at March 29, 2009 and September 28, 2008	158,233	158,233
Additional paid-in capital	11,558,479	11,558,479
Retained earnings	15,806,014	11,478,782
Total stockholders’ equity	27,522,726	23,195,494

Total liabilities and stockholders’ equity	$77,145,112	$79,419,564

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended
	March 29, 2009	March 30, 2008

Net revenues	$51,583,412	$66,447,684
Cost of sales	45,815,774	58,024,612
Gross profit	5,767,638	8,423,072

Selling, general and administrative expenses	2,295,531	2,058,353

Operating income	3,472,107	6,364,719

Interest expense:
Interest expense	(424,347)	(874,974)
Amortization of debt discount and deferred financing costs	(101,504)	(101,504)
Total interest expense	(525,851)	(976,478)

Other income	-	189

Income before income taxes	2,946,256	5,388,430

Income taxes	1,151,986	2,216,515

Net income	$1,794,270	$3,171,915

Net income per share:
Basic	$0.11	$0.20
Diluted	$0.11	$0.20

Shares used in computing net income per share:
Basic	15,823,271	15,739,055
Diluted	16,011,493	15,974,300

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Six Months Ended
	March 29, 2009	March 30, 2008

Net revenues	$106,855,441	$123,274,313
Cost of sales	93,580,285	108,863,938
Gross profit	13,275,156	14,410,375

Selling, general and administrative expenses	4,829,746	4,269,585

Operating income	8,445,410	10,140,790

Interest expense:
Interest expense	(1,136,931)	(1,867,982)
Amortization of debt discount and deferred financing costs	(203,008)	(203,008)
Total interest expense	(1,339,939)	(2,070,990)

Other expenses	-	(11,414)

Income before income taxes	7,105,471	8,058,386

Income taxes	2,778,239	3,308,527

Net income	$4,327,232	$4,749,859

Net income per share:
Basic	$0.27	$0.30
Diluted	$0.27	$0.30

Shares used in computing net income per share:
Basic	15,823,271	15,679,663
Diluted	16,014,916	15,918,184

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	March 29, 2009	March 30, 2008

Operating Activities:
Net income	$4,327,232	$4,749,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,578,405	1,486,884
Amortization of debt discount and deferred financing costs	203,008	203,008
Loss on asset disposals	415	61,614
Loss on recalled product	-	885,540
Provision for doubtful accounts	9,000	13,559
Deferred income taxes	-	12,647
Loss on sale of marketable securities	-	11,644
Changes in:
Accounts receivable	523,329	(3,249,682)
Inventories	1,020,504	2,873,162
Prepaid expenses and other assets	505,379	401,452
Accounts payable	(1,063,651)	(1,260,906)
Accrued liabilities	720,895	1,586,048
Net cash provided by operating activities	7,824,516	7,774,829

Investing Activities:
Additions to property and equipment	(362,460)	(1,044,541)
Sale of marketable securities	-	53,976
Net cash used in investing activities	(362,460)	(990,565)

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Six Months Ended
	March 29, 2009	March 30, 2008

Financing Activities:
Borrowings under financing arrangements	$-	$1,000,000
Principal payments on debt	(6,189,734)	(4,000,000)
Principal payments on equipment loans	(111,404)	(103,379)
Principal payments on capital lease obligation	(149,831)	(138,141)
Exercise of stock options, including tax benefit	-	335,662
Net cash used in financing activities	(6,450,969)	(2,905,858)

Net increase in cash	1,011,087	3,878,406
Cash at beginning of period	6,637,576	1,325,868
Cash at end of period	$7,648,663	$5,204,274

Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$1,226,729	$1,627,977
Income taxes	$1,695,000	$1,714,000

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 29, 2009
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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended March 29, 2009 are not necessarily indicative of the results that may be expected for the year ending September 27, 2009 or for any other period.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 became effective for the Company’s fiscal year that began on September 29, 2008.  The adoption of SFAS 157 did not have a material impact on the Company’s financial position or results of operations.  As of March 29, 2009, the Company had financial assets in cash, which are measured at fair value using quoted prices for identical assets in an active market (Level 1 fair value hierarchy) in accordance with SFAS 157.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157," ("FSP SFAS 157-2") which permits a one-year deferral of the application of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  FSP SFAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP SFAS 157-2.  The Company is currently evaluating the potential impact of the adoption FSP SFAS 157-2 on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141(R)”), “Business Combinations,” which replaces FASB Statement 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting.  SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact to the Company of the adoption of SFAS 141(R) will depend on the nature and size of any potential future acquisitions.

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

4.	INVENTORIES

Inventories are summarized as follows:
	March 29, 2009	September 28, 2008

Raw ingredients	$5,844,179	$5,287,858
Finished product	8,551,329	9,580,980
Packaging	1,878,064	2,425,238
	$16,273,572	$17,294,076

5.	LONG-TERM DEBT

Long-term debt of the Company as of March 29, 2009 and September 28, 2008 is summarized as follows:

	March 29, 2009	September 28, 2008

Tranche A Term Loans payable to GCF	$20,600,028	$23,989,762
Tranche B Term Loans payable to GCF	12,850,000	15,650,000
Equipment loans	538,478	649,882
Capital lease	129,591	279,422
	34,118,097	40,569,066

Less current maturities	(2,740,292)	(6,228,881)
Less debt discount	(697,967)	(860,724)
	$30,679,838	$33,479,461

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

As of March 29, 2009, the facility with GCF, reflecting principal payments and the March 9, 2007 amendment, was a $49.7 million senior secured credit facility maturing in May 2011, secured by a first priority lien on substantially all of the Company’s assets.  The facility was structured as a $7.5 million non-amortizing revolving loan, a $26.5 million amortizing Tranche A Term Loan and a $15.7 million non-amortizing Tranche B Term Loan. The facility bears interest, adjustable quarterly, at the London Inter Bank Offered Rate (“LIBOR”) plus the applicable margin for LIBOR loans or, at the Company’s option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus the applicable margin for alternate base rate loans, as follows:

		Applicable Margin for Alternate Base Rate Loans	Applicable Margin for LIBOR Loans
	Total Debt to EBITDA Ratio for Last Twelve Months	Revolving Loan	Revolving Loan	Tranche A Term Loan	Tranche B Term Loan
Greater than	3.00:1.00	2.50%	3.50%	3.75%	6.25%
Greater than or equal to but less than or equal to	2.00:1.00 3.00:1.00	2.25%	3.25%	3.50%	6.00%
Less than	2.00:1.00	2.00%	3.00%	3.25%	5.75%

As of March 29, 2009, the Company’s principal balances on the loans totaled $33.5 million, consisting of $20.6 million in Tranche A Term Loans and $12.9 million in Tranche B Term Loans.  At March 29, 2009, interest rates on the Tranche A Term Loans and Tranche B Term Loans were 3.7% and 6.2%, respectively.  As of September 28, 2008, the Company’s total debt to EBITDA ratio for the last twelve months was less than 2.00:1.00.  Therefore, for the quarter and six months ended March 29, 2009, the Company qualified for the lowest applicable margin for the alternate base rate and LIBOR loans.  For the six months ended March 29, 2009, the Company incurred $1.1 million in interest expense, excluding amortization of deferred financing costs.  For the six months ended March 30, 2008, the Company incurred $1.9 million in interest expense, excluding amortization of deferred financing costs, net of $43,000 in capitalized interest.  During the six months ended March 29, 2009, the outstanding balance of the facility was reduced by mandatory principal payments on the Tranche A Term Loan of $3.4 million and voluntary principal payments on the Tranche B Term Loan of $2.8 million.  As of March 29, 2009, the Company had $7.5 million available to borrow under the revolving loan, as the balance was zero.

Initial proceeds from the GCF facility, received on or about May 16, 2006, were used to repay approximately $44.5 million in existing debt and related fees and expenses in connection with the termination of the Company’s former financing arrangements and to pay approximately $1.6 million in fees and expenses relating to the new financing.  Of these fees, $698,000 is recorded as debt discount, net of accumulated amortization, on the accompanying balance sheet as of March 29, 2009.  The Company recorded a pretax charge of approximately $176,000 in connection with the termination of the former financing arrangements in the third quarter of fiscal year 2006.  The Company paid GCF an additional $132,000 in fees and expenses on March 9, 2007 related to the second amendment, which was recorded as a debt discount.

The GCF facility contains covenants whereby, among other things, the Company is required to maintain compliance with agreed levels of earnings before interest, taxes, depreciation and amortization, interest coverage, fixed charge coverage, leverage targets, annual capital expenditures and incremental indebtedness limits.

Mandatory prepayments under the facility are required based on excess cash flow, as defined in the agreement, and upon receipt of proceeds from a disposition or payment from a casualty or condemnation of the collateralized assets, and voluntary prepayments under the facility are generally permitted as provided in the agreement (see note 11 for subsequent voluntary prepayment).  The facility also contains customary restrictions on incurring indebtedness and liens, making investments, paying dividends and making loans or advances.

As of March 29, 2009, the Company was in compliance with the covenant requirements of the agreement with GCF.  The Company believes it is probable that it will remain in compliance with all of those covenant requirements for the foreseeable future.  However, if the Company fails to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under its financing arrangements could result and interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect its financial condition, results of operations and cash flows.

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

The Company amended its existing operating lease agreements with General Electric Capital Corporation on October 2, 2006. The amended lease resulted in a three-year capital lease in the principal amount of $842,168 at a fixed interest rate of 8.15%, with a $1 bargain purchase option at the expiration of the lease.  As of March 29, 2009, the remaining balance of the capital lease was due within 12 months.  The assets acquired under this capital lease have an acquisition cost of $911,647.  As of March 29, 2009 the net book value of the assets was $474,634.

6.	PER SHARE DATA

The following table sets forth the calculation of earnings per share (“EPS”) for the periods presented:

	Quarter Ended
	March 29, 2009	March 30, 2008

Basic EPS Computation:
Numerator:
Net income	$1,794,270	$3,171,915
Denominator:
Weighted average common shares outstanding	15,823,271	15,739,055
Total shares	15,823,271	15,739,055
Basic EPS	$0.11	$0.20

Diluted EPS Computation:
Numerator:
Net income	$1,794,270	$3,171,915
Denominator:
Weighted average common shares outstanding	15,823,271	15,739,055
Incremental shares from assumed exercise of stock options	188,222	235,245
Total shares	16,011,493	15,974,300
Diluted EPS	$0.11	$0.20

	Six Months Ended
	March 29, 2009	March 30, 2008

Basic EPS Computation:
Numerator:
Net income	$4,327,232	$4,749,859
Denominator:

Weighted average common shares outstanding	15,823,271	15,679,663
Total shares	15,823,271	15,679,663
Basic EPS	$0.27	$0.30

Diluted EPS Computation:
Numerator:
Net income	$4,327,232	$4,749,859
Denominator:
Weighted average common shares outstanding	15,823,271	15,679,663
Incremental shares from assumed exercise of stock options	191,645	238,521
Total shares	16,014,916	15,918,184
Diluted EPS	$0.27	$0.30

During the quarter and six months ended March 29, 2009, there were no shares issued in connection with the exercise of employee stock options.  During the quarter and six months ended March 30, 2008, the Company issued 172,428 shares of common stock in connection with the exercise of employee stock options for total proceeds of approximately $274,000.

7.	STOCK OPTIONS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires the Company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).  Accordingly, with the adoption of SFAS 123R, any future option awards will have an impact on the Company’s results of operations.  The Company adopted SFAS 123R on October 3, 2005 utilizing the modified prospective method.  The Company’s adoption of SFAS 123R did not impact the Company’s income before income tax expense, net income and basic and diluted earnings per share since no options were granted during the quarters and six months ended March 29, 2009 and March 30, 2008 and all of the Company’s outstanding options were fully vested at the date of adoption of this standard.  No compensation expense related to this standard was recorded to date.

8.	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty of Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”) on October 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The total amount of unrecognized tax benefits as of the date of adoption was not material. The Company has substantially concluded all U.S. federal income tax matters for years through fiscal year 2007.  As a result of the implementation of FIN 48, the Company recorded no increase in the liability for unrecognized tax benefits.  The balance of unrecognized tax benefits was zero at March 29, 2009 and September 28, 2008.

The Company has adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of income taxes. The total amount of interest and penalty recognized in the statement of income was zero for the quarters and six months ended March 29, 2009 and March 30, 2008.

The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions.

The effective tax rates were 39.1% and 41.1% for the first six months of each of fiscal years 2009 and 2008, respectively, which is consistent with the statutory rate.

9.	CONTINGENCIES

Legal Proceedings

The Company is involved in certain legal actions and claims arising in the ordinary course of business.  Management believes that such contingencies will be resolved without materially and adversely affecting the Company’s financial position, results of operations or cash flows.

During the first quarter of fiscal year 2008, the Company informed one of its customers, American Pie, LLC, who distributes products under the name “Claim Jumper,” that the Company intended to discontinue production for them.  The decision was based on the Company’s evaluation of the overall economics of that account.  The customer represented it would pay price increases for continued manufacturing during a transition period to a new manufacturer.  After completing production for the customer in June 2008, the customer withheld payment of approximately $1.9 million for product produced and shipped pursuant to the customer’s purchase orders.  After several discussions and subsequent to the closing of the Company’s third quarter of fiscal year 2008, the customer made a partial payment of approximately $1.0 million against the outstanding receivable balance.  However, prior to fiscal year end, the customer still refused payment of the remaining outstanding receivable balance and the Company filed a lawsuit against the customer as of September 23, 2008 (Overhill Farms, Inc. v. American Pie (United States District Court for the Central District of California, Case No. CV 0806268 R (CTx))).  This action involves a complaint by the Company against customer American Pie and two of its officers, William R. Collins and Robert G. Blume (collectively, “defendants”).  The complaint asserts claims for: 1) breach of contract; 2) breach of implied covenant of good faith and fair dealing; 3) fraud; 4) unfair business practices; and 5) declaratory relief to recover amounts American Pie refused to pay for goods delivered by the Company pursuant to purchase orders and invoices reflecting price increases effective December 9, 2007 and thereafter.  On November 4, 2008, the defendants filed a motion to dismiss the Company's third and fourth claims for fraud and unfair business practices for failure to state a claim.  On December 1, 2008, the United States District Court denied the defendants’ motion to dismiss the Company's claims for fraud and unfair business practices.  The defendants responded to the complaint on December 10, 2008 and also filed a counterclaim against the Company alleging:  1) breach of an oral contract; 2) breach of a written contract; and 3) breach of implied warranties of merchantability and fitness for a intended purpose to recover price increases, compensation for products the Company allegedly failed to produce, and for purportedly contaminated product.  Discovery in the litigation is expected to commence in the Company’s third quarter of fiscal year 2009.  The Company and the defendants are pursuing settlement discussions prior to initiating discovery and proceeding to trial, which Judge Manuel L. Real set for August 4, 2009.  Based on the information now available, the Company believes the customer’s claims lack merit and that the balance due is collectible.

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

A significant portion of the Company’s total net revenues during the first six months of fiscal years 2009 and 2008 was derived from five customers.  Jenny Craig, Inc., Safeway Inc., Panda Restaurant Group, Inc., H. J. Heinz Company and Pinnacle Foods Group LLC accounted for approximately 24%, 17%, 17%, 15% and 9%, respectively, of the Company’s total net revenues for the six months ended March 29, 2009 and approximately 24%, 11%, 18%, 19% and 5%, respectively, of the Company’s total net revenues for the six months ended March 30, 2008.  Receivables related to Panda Restaurant Group, Inc. (through its distributors), Jenny Craig, Inc., Pinnacle Foods Group LLC, Safeway Inc. and H. J. Heinz Company accounted for approximately 22%, 18%, 16%, 15% and 8%, respectively, of the Company’s total accounts receivable balance as of March 29, 2009 and approximately 15%, 24%, 10%, 10% and 22%, respectively, of the Company’s total accounts receivable balance as of March 30, 2008.

10.	RELATED PARTY TRANSACTIONS

In February 2004, the Company engaged Alexander Auerbach & Co., Inc. (“AAPR”) to provide the Company with public relations and marketing services.  AAPR provides public relations, media relations and communications marketing services to support the Company’s sales activities.  Alexander Auerbach, who is a director and stockholder of the Company, is a stockholder, director and officer of AAPR.  Fees paid to AAPR for services rendered under this engagement during the first six months of fiscal years 2009 and 2008 were immaterial.

11.	SUBSEQUENT EVENTS

       In May 2009, the Company notified GCF, its principal lender, that the Company would be making a $5 million voluntary principal prepayment that will be applied to its Tranche A Term Loan balance.  The voluntary principal prepayment is scheduled to be paid by the end of May 2009.  See note 5 for more detailed debt information.

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

Overview

We are a leading value-added manufacturer of high quality, prepared frozen food products for branded retail, private label, foodservice and airline customers.  Our product line includes entrées, plated meals, bulk-packed meal components, pastas, soups, sauces, poultry, meat and fish specialties, and organic and vegetarian offerings.  Our extensive research and development efforts, combined with our extensive catalogue of recipes and flexible manufacturing capabilities, provide customers with a one-stop solution for new product ideas, formulations and product manufacturing, as well as precise replication of existing recipes.  Our capabilities allow customers to outsource product development, product manufacturing and packaging, thereby avoiding significant fixed-cost and variable investments in resources and equipment.  Our customers include prominent nationally recognized names such as Jenny Craig, Inc., Safeway Inc., Panda Restaurant Group, Inc., H. J. Heinz Company, Pinnacle Foods Group LLC, and American Airlines, Inc.

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

The current economic downturn, coupled with the impact of the previously announced reduction in sales to one of our retail accounts, adversely impacted our business during the second fiscal quarter of 2009, which ended March 29, 2009.  Net revenues for January and February of 2009 were well below net revenues for the same months in 2008.  In March 2009, we received increased orders resulting from a contract extension with higher volume commitments from an existing foodservice account, as was previously anticipated and disclosed in our first quarter Form 10-Q.  The delay in sales contributed to the quarterly shortfall in net revenues, as these increased sales were anticipated to begin in January 2009 but were delayed until March 2009 while the customer depleted its inventory from its other suppliers.   In addition, sales increased from new accounts and from existing accounts as customers replenished inventories that were reduced beginning in December 2008.  While we continue to monitor the effects of the economy, we remain confident that, based on our customer sales data and the recent and anticipated acquisition of new business, our order volumes and product introductions will normalize over the balance of the fiscal year.

For the quarter ended March 29, 2009, net revenues of $51.6 million reflected a 22.3% decrease compared to the quarter ended March 30, 2008.  More than one-half of the decrease in net revenues was due to the anticipated reduced volume from one retail customer, H.J. Heinz Company, who moved a large portion of its production to its own facilities.  Softness in the airline industry, as well as in retail markets, offset partially by an increase in foodservice net revenues, made up the balance of the reduction.  As reported earlier, we expected an increase in foodservice net revenues to offset the loss in net revenues from H.J. Heinz Company.  This increase in net revenues did not occur until the end of March 2009 as the foodservice customer depleted its inventory from its other suppliers.

For the six months ended March 29, 2009, net revenues of $106.9 million reflected a 13.3% decrease compared to the six months ended March 30, 2008.  The decrease in net revenues was due to the anticipated reduced volume from one retail customer, as well as declines in foodservice and airline sales resulting from reduced volume to one foodservice customer and softness in the airline industry caused by a slowing economy.

Gross profit was $5.8 million for the quarter ended March 29, 2009, compared to $8.4 million for the quarter ended March 30, 2008.  Gross profit as a percentage of net revenues decreased to 11.2% for the quarter ended March 29, 2009 from 12.7% for the quarter ended March 30, 2008 due largely to lower absorption of overhead costs due to lower sales volume.

Gross profit was $13.3 million for the six months ended March 29, 2009, compared to $14.4 million for the six months ended March 30, 2008.  Although gross profit decreased due to lower revenues, it increased as a percentage of net revenues to 12.4% for the six months ended March 29, 2009 from 11.7% for the six months ended March 30, 2008.  Gross profit as a percentage of net revenues increased due to higher margin sales along with on-going manufacturing improvements, increased efficiencies and yields, improved and increased financial reviews and controls and modest increases in sales prices to several customers, offset partially by new product development costs.   As previously disclosed, in order to improve our gross profit margins, we continue to analyze our lower margin accounts in order to increase margins or change to more profitable business.

Operating income for the quarter ended March 29, 2009 was $3.5 million (6.8% of net revenues), compared to $6.4 million (9.6% of net revenues) for the quarter ended March 30, 2008.  The decrease was due to lower revenues, increased total brokerage fees stemming from higher sales to Safeway Inc. and increased professional fees.

Operating income for the six months ended March 29, 2009 was $8.4 million (7.9% of net revenues), compared to $10.1 million (8.2% of net revenues) for the six months ended March 30, 2008.  The decrease was due to lower revenues, increased total brokerage fees stemming from higher sales to Safeway Inc. and increased professional fees.

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

Goodwill.  We evaluate goodwill at least annually for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”  We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data.  At March 29, 2009, we had goodwill of $12.2 million.  A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

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

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty of Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”) on October 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of the implementation of FIN 48, we recorded no increase in the liability for unrecognized tax benefits, and the balance of unrecognized tax benefits was zero at March 29, 2009.

We have also adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalties recognized in accordance with Paragraph 16 of FIN 48 are classified as part of income taxes.  No interest and penalties were recognized in the statement of income for the first six months of fiscal year 2009.

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  We perform on-going credit evaluations of each customer’s financial condition and generally require no collateral from our customers.  A bankruptcy or other significant financial deterioration of any customer could impact its future ability to satisfy its receivables with us.  Our allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions.  For the six months ended March 29, 2009 and March 30, 2008, our write-offs, net of recoveries, to the allowance for doubtful accounts were immaterial.

A significant portion of our total net revenues during the first six months of fiscal years 2009 and 2008 was derived from five customers.  Jenny Craig, Inc., Safeway Inc., Panda Restaurant Group, Inc., H. J. Heinz Company and Pinnacle Foods Group LLC accounted for approximately 24%, 17%, 17%, 15% and 9%, respectively, of our total net revenues for the six months ended March 29, 2009 and approximately 24%, 11%, 18%, 19% and 5%, respectively, of our total net revenues for the six months ended March 30, 2008.  Receivables related to Panda Restaurant Group, Inc. (through its distributors), Jenny Craig, Inc., Pinnacle Foods Group LLC, Safeway Inc. and H. J. Heinz Company accounted for approximately 22%, 18%, 16%, 15% and 8%, respectively, of our total accounts receivable balance as of March 29, 2009 and approximately 15%, 24%, 10%, 10% and 22%, respectively, of our total accounts receivable balance as of March 30, 2008.

Cash used primarily for working capital purposes is maintained in two accounts with one major financial institution. Account balances as of March 29, 2009 exceeded the Federal Deposit Insurance Corporation insurance limits.  If the financial banking markets experience disruption, we may need to temporarily rely on other forms of liquidity, including borrowing under our credit facility.

Other Matters

We manufactured for one of our customers, American Pie, LLC, who distributes products under the name “Claim Jumper,” pursuant to a written manufacturing agreement that expired on April 30, 2007.  Thereafter, we manufactured for the customer on a purchase order basis pursuant to increased prices for some products.  During the first quarter of fiscal year 2008, we informed the customer that we intended to discontinue production for them.  The decision was based on our evaluation of the overall economics of that account.  The customer represented it would pay price increases for continued manufacturing during a transition period to a new manufacturer.  After completing production for the customer in June

2008, the customer withheld payment of approximately $1.9 million for product produced and shipped pursuant to the customer’s purchase orders.  After several discussions and subsequent to the closing of our third quarter of fiscal year 2008, the customer made a partial payment of approximately $1.0 million against the outstanding receivable balance.  However, prior to fiscal year end, the customer still refused payment of the remaining outstanding receivable balance and we filed a lawsuit against the customer as of September 23, 2008 (Overhill Farms, Inc. v. American Pie (United States District Court for the Central District of California, Case No. CV 0806268 R (CTx))).  This action involves a complaint by us against customer American Pie and two of its officers, William R. Collins and Robert G. Blume (collectively, “defendants”).  The complaint asserts claims for: 1) breach of contract; 2) breach of implied covenant of good faith and fair dealing; 3) fraud; 4) unfair business practices; and 5) declaratory relief to recover amounts American Pie refused to pay for goods delivered by us pursuant to purchase orders and invoices reflecting price increases effective December 9, 2007 and thereafter.  On November 4, 2008, the defendants filed a motion to dismiss our third and fourth claims for fraud and unfair business practices for failure to state a claim.  On December 1, 2008, the United States District Court denied the defendants’ motion to dismiss our claims for fraud and unfair business practices.  The defendants responded to the complaint on December 10, 2008, and also filed a counterclaim against us.  The counterclaim alleges:  1) breach of an oral contract; 2) breach of a written contract; and 3) breach of implied warranties of merchantability and fitness for an intended purpose to recover price increases, compensation for products not produced by us, and for purportedly contaminated product.  Discovery in the litigation is expected to commence in our third quarter of fiscal year 2009.  We and the defendants are pursuing settlement discussions prior to initiating discovery and proceeding to trial, which Judge Manuel L. Real set for August 4, 2009.  Based on the information now available, we believe the customer’s claims lack merit and that the balance is collectible once the complaint and counterclaim are resolved.

Results of Operations

While we operate as a single business unit, manufacturing various products on common production lines, revenues from similar customers are grouped into the following natural categories: retail, foodservice and airlines.

Quarter Ended March 29, 2009 Compared to Quarter Ended March 30, 2008

The quarters ended March 29, 2009 and March 30, 2008 were both 13-week periods.

Net Revenues.  Net revenues for the quarter ended March 29, 2009 decreased $14.8 million (22.3%) to $51.6 million from $66.4 million for the quarter ended March 30, 2008 due to a decrease in airline and retail net revenues.

Retail net revenues decreased $14.0 million (27.6%) to $36.8 million for the quarter ended March 29, 2009 from $50.8 million for the quarter ended March 30, 2008.  More than one-half of the decrease in retail net revenues was due to the anticipated reduced volume from one retail customer, H.J. Heinz Company, who moved a large portion of its production to its own facilities, which we previously projected could result in a revenue reduction of approximately $19 million for the current fiscal year, beginning in our second quarter.

Foodservice net revenues increased $1.4 million (13.1%) to $12.1 million for the quarter ended March 29, 2009 from $10.7 million for the quarter ended March 30, 2008.  The increase was attributable to sales from a new customer and increased volume from an existing customer in the latter part of the quarter, as was previously anticipated and disclosed in our first quarter Form 10-Q.  We expect foodservice revenues to increase as we manufacture full quarters of anticipated volume from new and existing customers.

Airline net revenues decreased $2.3 million (46.9%) to $2.6 million for the quarter ended March 29, 2009 from $4.9 million for the quarter ended March 30, 2008.  Due to the current economic downturn and airline initiatives to cut costs, airline net revenues may continue to decrease in subsequent periods.

Gross Profit.  Gross profit for the quarter ended March 29, 2009 decreased by $2.6 million (31.0%) to $5.8 million from $8.4 million for the quarter ended March 30, 2008.    Gross profit as a percentage of net revenues decreased to 11.2% for the quarter ended March 29, 2009 from 12.7% for the quarter ended March 30, 2008 due largely to lower absorption of overhead costs due to lower sales volume partially offset by favorable commodity prices and lower fuel surcharges.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $200,000 (9.5%) to $2.3 million (4.5% of net revenues) for the quarter ended March 29, 2009 from $2.1 million (3.2% of net revenues) for the quarter ended March 28, 2008.  SG&A expenses were driven by higher brokerage fees stemming from higher sales to Safeway Inc., and higher professional fees.

Operating Income.  Operating income decreased $2.9 million (45.3%) to $3.5 million for the quarter ended March 29, 2009 from $6.4 million for the quarter ended March 30, 2008.  The decrease in operating income was the result of the decrease in gross profit as noted above.

Total Interest Expense.  Total interest expense for the quarter ended March 29, 2009 was $526,000, compared to $976,000 for the quarter ended March 30, 2008.  The decrease in interest expense is due to lower debt balances and lower variable interest rates.

Income Tax Provision.  Income tax expense was $1.2 million for the quarter ended March 29, 2009, compared to $2.2 million for the quarter ended March 30, 2008.  The difference was a result of income before taxes decreasing $2.5 million from $5.4 million for the quarter ended March 30, 2008 to $2.9 million for the quarter ended March 29, 2009.  The effective tax rates were 39.1% for the quarter ended March 29, 2009 and 41.1% for the quarter ended March 30, 2008.  The effective tax rates for the quarters ended March 29, 2009 and March 30, 2008 did not materially differ from the statutory rate.

Net Income. Net income for the quarter ended March 29, 2009 was $1.8 million, or $0.11 per basic and diluted share, compared to net income of $3.2 million, or $0.20 per basic and diluted share, for the quarter ended March 30, 2008.

Six Months Ended March 29, 2009 Compared to Six Months Ended March 30, 2008

The six month periods ended March 29, 2009 and March 30, 2008 were both 26-week periods.

Net Revenues.  Net revenues decreased $16.4 million (13.3%) to $106.9 million for the six months ended March 29, 2009 from $123.3 million for the six months ended March 30, 2008, due to a decrease in retail, airline and foodservice net revenues.

Retail net revenues decreased $8.0 million (9.2%) to $79.3 million for the six months ended March 29, 2009 from $87.3 million for the six months ended March 30, 2008.  The decrease in retail net revenues was largely due to the anticipated reduced volume from one retail customer, H.J. Heinz Company, who moved a large portion of its production to its own facilities, as previously discussed.

Foodservice net revenues decreased $3.8 million (14.7%) to $21.6 million for the six months ended March 29, 2009 from $25.4 million for the six months ended March 30, 2008.  The decrease was largely due to anticipated reduced volume from one customer for the first three months of the fiscal year and softness in the foodservice industry caused by a slowing economy, partially offset by sales from a new customer.  For the six months ended March 29, 2009, the foodservice category as a percentage of net revenues decreased to 20% from 21%.  However, we continue our sales efforts in this category and continue to believe that foodservice represents a significant opportunity for us.

Airline net revenues decreased $4.7 million (44.3%) to $5.9 million for the six months ended March 29, 2009 from $10.6 million for the six months ended March 30, 2008.  Given record high fuel costs in 2008, the current economic downturn and airline initiatives to cut costs, going forward we expect a further decrease in airline net revenues.

Gross Profit.  Gross profit decreased by $1.1 million (7.6%) to $13.3 million for the six months ended March 29, 2009 from $14.4 million for the six months ended March 30, 2008.  However, gross profit as a percentage of revenues increased to 12.4% for the six months ended March 29, 2009 from 11.7% for the six months ended March 30, 2008 due to on-going manufacturing improvements, increased efficiencies and yields, improved and increased financial reviews and controls and modest increases in sales prices to several customers, offset partially by costs incurred for new product development and lower absorption of overhead costs due to lower volume.

Selling, General and Administrative Expenses. SG&A expenses increased $500,000 (11.6%) to $4.8 million (4.5% of net revenues) for the six months ended March 29, 2009 from $4.3 million (3.5% of net revenues) for the six months ended March 28, 2008.  SG&A expenses were driven by higher brokerage fees stemming from higher sales to Safeway Inc., and higher professional fees.

Operating Income.  Operating income decreased $1.7 million (16.8%) to $8.4 million for the six months ended March 29, 2009 from $10.1 million for the six months ended March 30, 2008.  The decrease in operating income was the result of the decrease in gross profit as noted above.

Total Interest Expense.  Total interest expense for the six months ended March 29, 2009 was $1.3 million, compared to $2.1 million for the six months ended March 30, 2008.  The decrease in interest expense was due to lower debt balances and lower variable interest rates.

Income Tax Provision.  Income tax expense was $2.8 million for the six months ended March 29, 2009, compared to $3.3 million for the six months ended March 30, 2008.  The difference was a result of income before taxes decreasing $1.0 million from $8.1 million for the six months ended March 30, 2008 to $7.1 million for the six months ended March 29, 2009.  The effective tax rates were 39.1% for the six months ended March 29, 2009 and 41.1% for the six months ended March 30, 2008.  The effective tax rates for the six months ended March 29, 2009 and March 30, 2008 did not materially differ from the statutory rate.

Net Income. Net income for the six months ended March 29, 2009 was $4.3 million, or $0.27 per basic and diluted share, compared to net income of $4.7 million, or $0.30 per basic and diluted share, for the six months ended March 30, 2008.

Liquidity and Capital Resources

During the six month periods ended March 29, 2009 and March 30, 2008, our operating activities provided cash of $7.8 million.  Cash generated from operations before working capital changes for the first six months of fiscal year 2009 was $6.1 million.  Cash provided by changes in working capital was $1.7 million during the first six months of fiscal year 2009 and resulted from decreases in accounts receivable, inventory and prepaid expenses of $523,000, $1.0 million and $505,000, respectively, as well as an increase in accrued liabilities of $721,000.  This was partially offset by cash used to decrease accounts payable by $1.1 million.  As of March 29, 2009, we had working capital of $29.2 million compared to working capital of $26.3 million at fiscal year end 2008.  We were able to fund our growth in sales in the first six months of fiscal year 2009 internally while decreasing our external debt.

During the first six months of fiscal year 2009, our investing activities, consisting primarily of capital expenditures, resulted in a net use of cash of approximately $362,000, compared to a net use of cash of approximately $991,000 during the first six months of fiscal year 2008.  The net use of cash during the first six months of fiscal year 2008 was higher than the net use of cash during the first six months of fiscal year 2009 due to prior year additions of property and equipment related to the expansion of the manufacturing capacity of our entrée plant to accommodate additional business opportunities, meet anticipated growth and improve operating efficiency.

During the first six months of fiscal year 2009, our financing activities resulted in a use of cash of $6.5 million, compared to a use of cash of $2.9 million during the first six months of fiscal year 2008.  The increased use of cash was largely due to a $2.8 million voluntary principal payment we made on our Tranche B Term Loan and $3.4 million of required principal payments we made on our Tranche A Term Loan as of March 29, 2009.

We believe that our cash and financial liquidity positions are sufficient to fund current working capital needs and future growth initiatives.  We intend to reduce our debt with regularly scheduled debt reduction payments and additional voluntary prepayments where liquidity and loan agreements allow.  In May 2009, we notified Guggenheim Corporate Funding, LLC ("GCF"), our principal lender, that we would be making a $5 million voluntary principal prepayment that will be applied to our Tranche A Term Loan balance.  The voluntary principal prepayment is scheduled to be paid by the end of May 2009.

On March 9, 2007, we executed a second amendment to the senior secured credit agreement with GCF allowing for $7.0 million of additional capital expenditures to facilitate new business by increasing plant capacity and improving line efficiency, to be funded by increases of $3.5 million in each of the Tranche A and Tranche B Term Loans.

As of March 29, 2009, the facility with GCF, reflecting principal payments and the March 9, 2007 amendment, was a $49.7 million senior secured credit facility maturing in May 2011, secured by a first priority lien on substantially all of our assets.  The facility was structured as a $7.5 million non-amortizing revolving loan, a $26.5 million amortizing Tranche A Term Loan and a $15.7 million non-amortizing Tranche B Term Loan.  The facility bears interest, adjustable quarterly, at the London Inter Bank Offered Rate (“LIBOR”) plus the applicable margin (listed below) for LIBOR loans or, at our option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus an applicable margin, as follows:

		Applicable Margin for Alternate Base Rate Loans	Applicable Margin for LIBOR Loans
	Total Debt to EBITDA Ratio for Last Twelve Months	Revolving Loan	Revolving Loan	Tranche A Term Loan	Tranche B Term Loan
Greater than	3.00:1.00	2.50%	3.50%	3.75%	6.25%
Greater than or equal to but less than or equal to	2.00:1.00 3.00:1.00	2.25%	3.25%	3.50%	6.00%
Less than	2.00:1.00	2.00%	3.00%	3.25%	5.75%

As of March 29, 2009, our principal balances on the loans totaled $33.5 million, consisting of $20.6 million in Tranche A Term Loans and $12.9 million in Tranche B Term Loans.  At March 29, 2009, interest rates on the Tranche A Term Loans and Tranche B Term Loans were 3.7% and 6.2%, respectively.  As of September 28, 2008, our total debt to EBITDA ratio for the last twelve months was less than 2.00:1.00 and, therefore, for the quarter and six months ended March 29, 2009, we qualified for the lowest applicable margin for the alternate base rate and LIBOR loans.  For the six months ended March 29, 2009, we incurred $1.1 million in interest expense, excluding amortization of deferred financing costs.  For the six months ended March 30, 2008, we incurred $1.9 million in interest expense, excluding amortization of deferred financing costs, net of $43,000 in capitalized interest.  During the six months ended March 29, 2009, the outstanding balance of the facility was reduced by mandatory principal payments on the Tranche A Term Loan of $3.4 million, which included a required excess cash payment of $2.4 million, and voluntary principal payments on the Tranche B Term Loan of $2.8 million.  As of March 29, 2009, we had $7.5 million available to borrow under the revolving loan, as the balance was zero.

Initial proceeds from the GCF facility, received on or about May 16, 2006, were used to repay approximately $44.5 million in existing debt and related fees and expenses in connection with the termination of our former financing arrangements and to pay approximately $1.6 million in fees and expenses relating to the new financing.  Of these fees, $698,000 is recorded as debt discount, net of accumulated amortization, on our balance sheet as of March 29, 2009.  We recorded a pretax charge of approximately $176,000 in connection with the termination of the former financing arrangements in the third quarter of fiscal year 2006.  We paid GCF an additional $132,000 in fees and expenses on March 9, 2007 related to the second amendment, which we recorded as a debt discount.

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

As of March 29, 2009, we were in compliance with the covenant requirements of the agreement with GCF.  We believe it is probable that we will remain in compliance with all of those covenant requirements for the foreseeable future.  However, if we fail to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under our financing arrangements could result and interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect our financial condition, results of operations or cash flows.

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

We amended our existing operating lease agreements with General Electric Capital Corporation on October 2, 2006. The amended lease resulted in a three-year capital lease in the principal amount of $842,168 at a fixed interest rate of 8.15%, with a $1 bargain purchase option at the expiration of the lease.  As of March 29, 2009, the remaining balance of the capital lease was due within 12 months.  The assets acquired under this capital lease have an acquisition cost of $911,647.  As of March 29, 2009 the net book value of the assets was $474,634.

Following is a summary of our contractual obligations at March 29, 2009:

	Payments Due By Period

Contractual Obligations	Total	Remainder of Fiscal Year 2009	2-3 Years	4-5 Years	More than 5 Years

Debt maturities	$33,988,505	$1,240,648	$32,739,257	$8,600	$-

Interest expense (1)	4,565,115	1,104,159	3,460,875	81	-

Capital lease obligation	129,592	129,592	-	-	-

Operating lease obligations (2)	17,872,040	1,705,919	6,576,425	4,837,738	4,751,958

Other contractual obligations	542,505	445,003	97,502	-	-

Open purchase orders	33,057,977	24,629,862	8,428,115	-	-

Total contractual obligations	$90,155,734	$29,255,183	$51,302,174	$4,846,419	$4,751,958
____________
(1)	Assumes only mandatory principal pay-downs and the use of LIBOR as of March 29, 2009 on the GCF debt and fixed rate interest payments on equipment loans and capital lease obligation.
(2)	Includes real estate leases.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – Obligations.  We are subject to interest rate risk on variable interest rate obligations.  A hypothetical 10% increase in average market interest rates would increase by approximately $162,477 the annual interest expense on our debt outstanding as of March 29, 2009.  We are also subject to interest rate risk on our fixed interest rate obligations.  Based upon outstanding amounts of fixed rate obligations as of March 29, 2009, a hypothetical 10% decrease in average market interest rates would increase the fair value of outstanding fixed rate debt by approximately $4,000.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 29, 2009, that the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 29, 2009, there were no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in various lawsuits, claims and proceedings related to the conduct of our business. Management does not believe that the disposition of any pending claims is likely to have a material adverse effect our financial condition, results of operations, or cash flows.

Item 6.	Exhibits

(a)	Exhibits

Number	Description

31.1(1)	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(1)	Certification of Interim Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(1)	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERHILL FARMS, INC.
(Registrant)

Date: May 8, 2009	By:	/s/ James Rudis
James Rudis
Chairman, President and
Chief Executive Officer

Date: May 8, 2009	By:	/s/ Tracy E. Quinn
Tracy E. Quinn
Interim Chief Financial Officer

EXHIBITS ATTACHED TO THIS FORM 10-Q

Number	Description

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002