Form 10-Q
period 2009-06-28
OVERHILL FARMS INC
filed 2009-08-07
CIK 1101020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registration has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 7, 2009, there were 15,823,271 shares of the issuer’s common stock, $.01 par value, outstanding.

OVERHILL FARMS, INC.
FORM 10-Q
QUARTER ENDED JUNE 28, 2009

Item 1.   Financial Statements

OVERHILL FARMS, INC.
CONDENSED BALANCE SHEETS

Assets

	June 28, 2009	September 28, 2008
	(Unaudited)

Current assets:
Cash	$7,767,729	$6,637,576
Accounts receivable, net of allowance for doubtful accounts of $2,000 and zero at June 28, 2009 and September 28, 2008, respectively	15,468,925	20,253,633
Inventories	16,107,043	17,294,076
Prepaid expenses and other	828,426	1,492,977
Deferred income taxes	1,223,241	1,223,241
Total current assets	41,395,364	46,901,503

Property and equipment, at cost:
Fixtures and equipment	24,343,426	23,705,525
Leasehold improvements	10,439,735	10,373,256
Automotive equipment	50,854	50,854
	34,834,015	34,129,635
Less accumulated depreciation and amortization	(18,504,313)	(16,220,194)
Total property and equipment	16,329,702	17,909,441

Other non-current assets:
Goodwill	12,188,435	12,188,435
Deferred financing costs, net of accumulated amortization of $399,000 and $339,000 at June 28, 2009 and September 28, 2008, respectively	186,747	247,127
Other	3,199,849	2,173,058
Total other non-current assets	15,575,031	14,608,620

Total assets	$73,300,097	$79,419,564

The accompanying notes are an integral part of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED BALANCE SHEETS (continued)

Liabilities and Stockholders’ Equity

	June 28, 2009	September 28, 2008
	(Unaudited)
Current liabilities:
Accounts payable	$9,694,004	$11,177,686
Accrued liabilities	3,463,200	3,201,548
Current maturities of long-term debt	2,792,511	6,228,881
Total current liabilities	15,949,715	20,608,115

Long-term accrued liabilities	451,017	406,309
Deferred tax liabilities	1,730,185	1,730,185
Long-term debt, less current maturities, net of unamortized debt discount of $617,000 and $861,000 at June 28, 2009 and September 28, 2008, respectively	25,074,485	33,479,461
Total liabilities	43,205,402	56,224,070

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 50,000,000 shares, 0 shares and 4.43 shares designated as Series A convertible preferred stock at June 28, 2009 and September 28, 2008, 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares, 15,823,271 shares issued and outstanding at June 28, 2009 and September 28, 2008	158,233	158,233
Additional paid-in capital	11,558,479	11,558,479
Retained earnings	18,377,983	11,478,782
Total stockholders’ equity	30,094,695	23,195,494

Total liabilities and stockholders’ equity	$73,300,097	$79,419,564

The accompanying notes are an integral part of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended
	June 28, 2009	June 29, 2008

Net revenues	$54,501,049	$62,422,674
Cost of sales	47,115,020	54,023,789
Gross profit	7,386,029	8,398,885

Selling, general and administrative expenses	2,671,531	2,223,424

Operating income	4,714,498	6,175,461

Interest expense:
Interest expense	(389,727)	(736,251)
Amortization of debt discount and deferred financing costs	(101,504)	(101,504)
Total interest expense	(491,231)	(837,755)

Other income	-	(1,000)

Income before income taxes	4,223,267	5,336,706

Income taxes	1,651,298	2,182,714

Net income	$2,571,969	$3,153,992

Net income per share:
Basic	$0.16	$0.20
Diluted	$0.16	$0.20

Shares used in computing net income per share:
Basic	15,823,271	15,802,969
Diluted	16,033,414	16,059,963

The accompanying notes are an integral part of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Nine Months Ended
	June 28, 2009	June 29, 2008

Net revenues	$161,356,490	$185,696,987
Cost of sales	140,695,304	162,887,725
Gross profit	20,661,186	22,809,262

Selling, general and administrative expenses	7,501,279	6,493,009

Operating income	13,159,907	16,316,253

Interest expense:
Interest expense	(1,526,658)	(2,604,233)
Amortization of debt discount and deferred financing costs	(304,512)	(304,512)
Total interest expense	(1,831,170)	(2,908,745)

Other expenses	-	(12,414)

Income before income taxes	11,328,737	13,395,094

Income taxes	4,429,536	5,491,241

Net income	$6,899,201	$7,903,853

Net income per share:
Basic	$0.44	$0.50
Diluted	$0.43	$0.50

Shares used in computing net income per share:
Basic	15,823,271	15,721,404
Diluted	16,021,082	15,965,444

The accompanying notes are an integral part of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	June 28, 2009	June 29, 2008

Operating Activities:
Net income	$6,899,201	$7,903,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,382,713	2,264,784
Amortization of debt discount and deferred financing costs	304,512	304,512
Loss on asset disposals	-	64,029
Loss on recalled product	-	885,540
Provision for doubtful accounts	2,000	9,559
Deferred income taxes	-	12,647
Gain on sale of property and equipment	(35,019)	-
Loss on sale of marketable securities	-	11,644
Changes in:
Accounts receivable	4,782,708	(772,605)
Inventories	1,187,033	637,180
Prepaid expenses and other assets	686,309	(417,387)
Accounts payable	(1,483,682)	(3,440,155)
Accrued liabilities	261,652	543,561
Net cash provided by operating activities	14,987,427	8,007,162

Investing Activities:
Additions to property and equipment	(748,907)	(1,250,107)
Proceeds from sale of property and equipment	37,853	-
Acquisition of wastewater capacity units	(1,060,741)	-
Sale of marketable securities	-	53,976
Net cash used in investing activities	(1,771,795)	(1,196,131)

The accompanying notes are an integral part of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Nine Months Ended
	June 28, 2009	June 29, 2008

Financing Activities:
Borrowings under financing arrangements	$-	$1,000,000
Principal payments on debt	(11,689,734)	(4,500,000)
Principal payments on equipment loans	(168,687)	(156,535)
Principal payments on capital lease obligation	(227,058)	(209,345)
Exercise of stock options, including tax benefit	-	444,085
Net cash used in financing activities	(12,085,479)	(3,421,795)

Net increase in cash	1,130,153	3,389,236
Cash at beginning of period	6,637,576	1,325,868
Cash at end of period	$7,767,729	$4,715,104

Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$1,636,900	$2,394,084
Income taxes	$3,365,000	$4,569,000

The accompanying notes are an integral part of these condensed financial statements.

OVERHILL FARMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 28, 2009
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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended June 28, 2009 are not necessarily indicative of the results that may be expected for the year ending September 27, 2009 or for any other period.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 became effective for the Company’s fiscal year that began on September 29, 2008.  The adoption of SFAS 157 did not have a material impact on the Company’s financial position or results of operations.  As of June 28, 2009, the Company had financial assets in cash, which are measured at fair value using quoted prices for identical assets in an active market (Level 1 fair value hierarchy) in accordance with SFAS 157.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157" (“FSP SFAS 157-2”), which permits a one-year deferral of the application of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  FSP SFAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP SFAS 157-2.  The Company is currently evaluating the potential impact of the adoption FSP SFAS 157-2 on the Company's financial statements.

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

In April 2009, FASB issued FSP 107-1 and APB 28-1, “ Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107 and APB 28-1”). FSP 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures from annually to quarterly. FSP 107-1 and APB 28-1 require disclosures on a quarterly basis of, qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP became effective beginning with the Company’s first interim reporting period ending after June 15, 2009. The adoption of this FSP did not have a material impact on the Company’s results of operations or financial condition.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformity with generally accepted accounting principles. Unlike Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With GAAP,” SFAS 162 is directed to the entity rather than the auditor.  SFAS 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material impact on its financial condition or results of operations.

On May 28, 2009, the FASB issued SFAS No. 165 ("SFAS 165"), "Subsequent Events". SFAS 165 is effective for interim or annual periods ending after June 15, 2009 and establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date. The Company has evaluated subsequent events through the date of issuance of these financial statements, August 7, 2009.

In June 2009, the FASB issued SFAS No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this statement, the codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the codification will become non-authoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption of SFAS 168 to have a material impact on the Company’s results of operations, financial condition or cash flows.

4.	INVENTORIES

Inventories are summarized as follows:

	June 28, 2009	September 28, 2008

Raw ingredients	$6,267,384	$5,287,858
Finished product	7,821,221	9,580,980
Packaging	2,018,438	2,425,238
	$16,107,043	$17,294,076

5.	LONG-TERM DEBT

Long-term debt of the Company as of June 28, 2009 and September 28, 2008 is summarized as follows:

	June 28, 2009	September 28, 2008

Tranche A Term Loans payable to GCF	$15,100,028	$23,989,762
Tranche B Term Loans payable to GCF	12,850,000	15,650,000
Equipment loans	481,195	649,882
Capital lease	52,364	279,422
	28,483,587	40,569,066

Less current maturities	(2,792,511)	(6,228,881)
Less debt discount	(616,591)	(860,724)
	$25,074,485	$33,479,461

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

As of June 28, 2009, the facility with GCF, reflecting principal payments and the March 9, 2007 amendment, was a $49.7 million senior secured credit facility maturing in May 2011, secured by a first priority lien on substantially all of the Company’s assets.  The facility was structured as a $7.5 million non-amortizing revolving loan, a $26.5 million amortizing Tranche A Term Loan and a $15.7 million non-amortizing Tranche B Term Loan. The facility bears interest, adjustable quarterly, at the London Inter Bank Offered Rate (“LIBOR”) plus the applicable margin for LIBOR loans or, at the Company’s option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus the applicable margin for alternate base rate loans, as follows:

	Total Debt to EBITDA Ratio for Last Twelve Months	Applicable Margin for Alternate Base Rate Loans	Applicable Margin for LIBOR Loans
		Revolving Loan	Revolving Loan	Tranche A Term Loan	Tranche B Term Loan
Greater than	3.00:1.00	2.50%	3.50%	3.75%	6.25%
Greater than or equal to but less than or equal to	2.00:1.00 3.00:1.00	2.25%	3.25%	3.50%	6.00%
Less than	2.00:1.00	2.00%	3.00%	3.25%	5.75%

As of June 28, 2009, the Company’s principal balances on the loans totaled $28.0 million, consisting of $15.1 million in Tranche A Term Loans and $12.9 million in Tranche B Term Loans.  At June 28, 2009, interest rates on the Tranche A Term Loans and Tranche B Term Loans were 3.6% and 6.1%, respectively.  As of June 28, 2009 and September 28, 2008, the Company’s total debt to EBITDA ratio for the last twelve months was 1.38 and 1.71, respectively.  Therefore, for the quarter and nine months ended June 28, 2009, the Company qualified for the lowest applicable margin for the alternate base rate and LIBOR loans.  For the nine months ended June 28, 2009, the Company incurred $1.5 million in interest expense, excluding amortization of deferred financing costs.  For the nine months ended June 29, 2008, the Company incurred $2.6 million in interest expense, excluding amortization of deferred financing costs, net of $43,000 in capitalized interest.  During the nine months ended June 28, 2009, the outstanding balance of the facility was reduced by mandatory and voluntary principal payments on the Tranche A Term Loan of $3.9 million and $5.0 million, respectively.  The $5.0 million voluntary principal payment was made during the quarter ended June 28, 2009.  In addition, the Company also made a voluntary principal payment on the Tranche B Term Loan of $2.8 million during the first quarter of fiscal year 2009.  As of June 28, 2009, the Company had $7.5 million available to borrow under the revolving loan, as the balance was zero.

Initial proceeds from the GCF facility, received on or about May 16, 2006, were used to repay approximately $44.5 million in existing debt and related fees and expenses in connection with the termination of the Company’s former financing arrangements and to pay approximately $1.6 million in fees and expenses relating to the new financing.  Of these fees, $617,000 is recorded as debt discount, net of accumulated amortization, on the accompanying balance sheet as of June 28, 2009.  The Company paid GCF an additional $132,000 in fees and expenses on March 9, 2007 related to the second amendment, which was recorded as a debt discount.

The GCF facility contains covenants whereby, among other things, the Company is required to maintain compliance with agreed levels of earnings before interest, taxes, depreciation and amortization, interest coverage, fixed charge coverage, leverage targets, annual capital expenditures and incremental indebtedness limits.  Mandatory prepayments under the facility are required based on excess cash flow, as defined in the agreement, and upon receipt of proceeds from a disposition or payment from a casualty or condemnation of the collateralized assets, and voluntary prepayments under the facility are generally permitted as provided in the agreement. The facility also contains customary restrictions on incurring indebtedness and liens, making investments, repurchasing shares, paying dividends and making loans or advances.

As of June 28, 2009, the Company was in compliance with the covenant requirements of the agreement with GCF.  The Company believes it is probable that it will remain in compliance with all of those covenant requirements for the foreseeable future.  However, if the Company fails to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under its financing arrangements could result and interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect its financial condition, results of operations and cash flows.

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

The Company amended its existing operating lease agreements with General Electric Capital Corporation on October 2, 2006. The amended lease resulted in a three-year capital lease in the principal amount of $842,168 at a fixed interest rate of 8.15%, with a $1 bargain purchase option at the expiration of the lease.  As of June 28, 2009, the remaining balance of the capital lease was due within 12 months.  The assets acquired under this capital lease have an acquisition cost of $911,647.  As of June 28, 2009 the net book value of the assets was $430,933.

6.	PER SHARE DATA

The following table sets forth the calculation of earnings per share (“EPS”) for the periods presented:

	Quarter Ended
	June 28, 2009	June 29, 2008
Basic EPS Computation:
Numerator:
Net income	$2,571,969	$3,153,992
Denominator:
Weighted average common shares outstanding	15,823,271	15,802,969
Total shares	15,823,271	15,802,969
Basic EPS	$0.16	$0.20

Diluted EPS Computation:
Numerator:
Net income	$2,571,969	$3,153,992
Denominator:
Weighted average common shares outstanding	15,823,271	15,802,969
Incremental shares from assumed exercise of stock options	210,143	256,994
Total shares	16,033,414	16,059,963
Diluted EPS	$0.16	$0.20

	Nine Months Ended
	June 28, 2009	June 29, 2008
Basic EPS Computation:
Numerator:
Net income	$6,899,201	$7,903,853
Denominator:
Weighted average common shares outstanding	15,823,271	15,721,404
Total shares	15,823,271	15,721,404
Basic EPS	$0.44	$0.50

Diluted EPS Computation:
Numerator:
Net income	$6,899,201	$7,903,853
Denominator:
Weighted average common shares outstanding	15,823,271	15,721,404
Incremental shares from assumed exercise of stock options	197,811	244,040
Total shares	16,021,082	15,965,444
Diluted EPS	$0.43	$0.50

During the three and nine months ended June 28, 2009, there were no shares issued in connection with the exercise of employee stock options.  During the three and nine months ended June 29, 2008, the Company issued 30,572 and 203,000 shares, respectively, of common stock in connection with the exercise of employee stock options for total proceeds of approximately $20,000 and $294,000, respectively.

7.	STOCK OPTIONS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires the Company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).  Accordingly, with the adoption of SFAS 123R, any future option awards will have an impact on the Company’s results of operations.  The Company adopted SFAS 123R on October 3, 2005 utilizing the modified prospective method.  The Company’s adoption of SFAS 123R did not impact the Company’s income before income tax expense, net income and basic and diluted earnings per share since no options were granted during the quarters and nine months ended June 28, 2009 and June 29, 2008 and all of the Company’s outstanding options were fully vested at the date of adoption of this standard.  No compensation expense related to this standard was recorded to date.

8.	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty of Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”) on October 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The total amount of unrecognized tax benefits as of the date of adoption was not material. The Company has substantially concluded all U.S. federal income tax matters for years through fiscal year 2007.  As a result of the implementation of FIN 48, the Company recorded no increase in the liability for unrecognized tax benefits.  The balance of unrecognized tax benefits was zero at June 28, 2009 and September 28, 2008.

The Company has adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of income taxes. The total amount of interest and penalty recognized in the statement of income was zero for the quarters and nine months ended June 28, 2009 and June 29, 2008.

The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions.

The effective tax rates were 39.1% and 41.0% for the first nine months of each of fiscal years 2009 and 2008, respectively, which is consistent with the statutory rate.

9.	CONTINGENCIES

Legal Proceedings

The Company is involved in certain legal actions and claims arising in the ordinary course of business.  Management believes that such contingencies, including the matters described below, will be resolved without materially and adversely affecting the Company’s financial position, results of operations or cash flows.

On June 29, 2009, the Company filed a lawsuit in Orange County Superior Court against Nativo (aka Larry) Lopez, Teresa Cortez, Alma Salinas Renteria, Bohemia Y. Augustiana Saguilan, Marcelino Arteaga, Agapita Padilla, and Fernando Morales Lira.   The lawsuit is based on the defendants’ unlawful campaign to coerce the Company to employ individuals who have no valid social security number and no legal right to work in the United States.  The case includes claims for defamation, extortion, intentional interference with customers and employees, and unfair business practices.  The Company seeks monetary damages and injunctive relief.

On July 7, 2009, the Company was served with a lawsuit filed in Los Angeles Superior Court on July 1, 2009 by Bohemia Augustiana, Isela Hernandez and Ana Munoz.  These three individuals are former Company employees who had been terminated on May 31, 2009, because they did not have valid social security numbers, and they had furnished false social security numbers to the Company.  In their lawsuit, they allege failure to pay minimum wage, failure to furnish wage and hour statements, waiting time penalties, conversion and unfair business practices.  They seek unspecified damages, restitution, an equitable accounting, injunctive relief, attorneys’ fees and costs of suit, and they allege that they are bringing the action as a class action on behalf of other similarly situated employees.

As previously disclosed in the Company’s periodic reports, on September 23, 2008, the Company filed a lawsuit against one of its customers, American Pie, LLC, who distributes products under the name “Claim Jumper.” The action involved a complaint by the Company against customer American Pie and two of its officers, William R. Collins and Robert G. Blume (collectively, “defendants”).  The complaint asserted claims for: 1) breach of contract; 2) breach of implied covenant of good faith and fair dealing; 3) fraud; 4) unfair business practices; and 5) declaratory relief to recover amounts American Pie refused to pay for goods delivered by the Company.  On December 10, 2008, the defendants filed a counterclaim against the Company alleging:  1) breach of an oral contract; 2) breach of a written contract; and 3) breach of implied warranties of merchantability and fitness for an intended purpose to recover price increases, compensation for products the Company allegedly failed to produce, and for purportedly contaminated product.  The action was settled to all parties’ joint satisfaction on terms that are confidential, and the complaint and counterclaim were dismissed with prejudice pursuant to the parties’ stipulation by order entered May 22, 2009.

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

A significant portion of the Company’s total net revenues during the first nine months of fiscal years 2009 and 2008 was derived from four customers.  Jenny Craig, Inc., Panda Restaurant Group, Inc., Safeway Inc. and H. J. Heinz Company, accounted for approximately 25%, 18%, 17% and 13%, respectively, of the Company’s total net revenues for the nine months ended June 28, 2009 and approximately 25%, 16%, 12% and 18%, respectively, of the Company’s total net revenues for the nine months ended June 29, 2008.  Receivables related to Jenny Craig, Inc., Panda Restaurant Group, Inc. (through its distributors), Safeway Inc. and H. J. Heinz Company accounted for approximately 21%, 32%, 14% and 11%, respectively, of the Company’s total accounts receivable balance as of June 28, 2009 and approximately 26%, 15%, 14% and 14%, respectively, of the Company’s total accounts receivable balance as of June 29, 2008.

10.	RELATED PARTY TRANSACTIONS

In February 2004, the Company engaged Alexander Auerbach & Co., Inc. (“AAPR”) to provide the Company with public relations and marketing services.  AAPR provides public relations, media relations and communications marketing services to support the Company’s sales activities.  Alexander Auerbach, who is a director and stockholder of the Company, is a stockholder, director and officer of AAPR.  Fees paid to AAPR for services rendered under this engagement during the first nine months of fiscal years 2009 and 2008 were $25,000 and $31,000, respectively.

11.	FINANCIAL INSTRUMENTS

The fair value of financial instruments is determined by reference to market data and by other valuation techniques as appropriate.  The Company believes the carrying value of the debt approximates fair value at both June 28, 2009 and September 28, 2008, as the debt bears interest at variable rates based on prevailing market conditions.  The fair values of other financial instruments approximate their recorded values due to their short-term nature.

12.	SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through August 7, 2009, which is the issuance date of these financial statements and concluded no subsequent events occurred that required recognition or disclosure other than the legal matters noted in footnote 9 to these financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our condensed financial statements and notes to condensed financial statements included elsewhere in this report. This report, and our condensed financial statements and notes to our condensed financial statements, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies.  The forward-looking statements are based on current expectations or beliefs.  For this purpose, statements of historical fact may be deemed to be forward-looking statements.  Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as  “continue,” “efforts,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “forecasts,” “strategy,” “will,” “goal,” “target,” “prospects,” “optimistic,” “confident,” “likely,” “probable” or similar expressions.  In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), on-going business strategies or prospects, and possible future company actions, which may be provided by management, are also forward-looking statements.  We caution that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others:

•	the impact of competitive products and pricing;

•	fulfillment by suppliers of existing raw material contracts;

•
market conditions that may affect the costs and/or availability of raw materials, fuels, energy, logistics and labor as well as the market for our products, including our customers’ ability to pay and consumer demand;

•	changes in our business environment, including actions of competitors and changes in customer preferences, as well as disruptions to our customers’ businesses;

•	seasonality in the retail category;

•	loss of key customers due to competitive environment or production being moved in-house by customers;

•	natural disasters that can impact, among other things, costs of fuel and raw materials;

•	the occurrence of acts of terrorism, such as the events of September 11, 2001, or acts of war;

•	changes in governmental laws and regulations, including income taxes;

•	change in control due to takeover or other significant changes in ownership;

•	financial viability and resulting effect on revenues and collectibility of accounts receivable of our customers during deep recessionary periods;

•	ability to obtain additional financing as and when needed, and rising costs of credit that may be associated with new borrowings;

•	voluntary or government-mandated food recalls; and

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

For the quarter ended June 28, 2009, net revenues of $54.5 million reflected a 12.7% decrease compared to the quarter ended June 29, 2008.  More than one-half of the decrease in net revenues was due to the previously disclosed reduced volume from one retail customer, H.J. Heinz Company, who moved a large portion of its production to its own facilities.  In addition, we chose to discontinue production for one of our retail customers that did not meet our profitability requirements.  The decision to discontinue that business frees capacity for new and more profitable accounts that we believe are available in the short term.  During the quarter, retail sales and sales to airlines continued to be affected by the weak economy.  Lower retail sales were partially offset by increases in foodservice sales.  We expect this trend to continue as retail customers have historically decreased orders on frozen food in the summer months.  With our increased penetration into the grocery segment, we expect to see some increased seasonality in the retail category of our business.  Traditionally, the summer months of June, July and August see slightly diminished frozen grocery sales.  Sales volume may be highest in the winter periods (our second quarter) and lowest in the warmer months (our third and fourth quarters).

For the nine months ended June 28, 2009, net revenues of $161.4 million reflected a 13.1% decrease compared to the nine months ended June 29, 2008.  The decrease in net revenues was due to the previously disclosed reduced volume from one retail customer, H.J. Heinz Company, as well as declines in airline sales resulting from softness in the airline industry caused by a slowing economy offset partially by a slight increase in foodservice net revenues.

Gross profit was $7.4 million for the quarter ended June 28, 2009, compared to $8.4 million for the quarter ended June 29, 2008.  The decrease in gross profit dollars was due to decreased sales as noted above.  Gross profit as a percentage of net revenues increased to 13.6% for the quarter ended June 28, 2009 from 13.5% for the quarter ended June 29, 2008 due largely to favorable commodity prices, lower product development costs and lower freight charges offset partially by higher overhead costs as a percentage of net revenues on lower sales volume.  Although we expect continued lower commodity prices and lower freight charges for the rest of the fiscal year, we may also see continued higher overhead costs as a percentage of net revenues as sales volume is typically lowest in the warmer months (our third and fourth quarters).

Gross profit was $20.7 million for the nine months ended June 28, 2009, compared to $22.8 million for the nine months ended June 29, 2008.  Although gross profit decreased due to lower revenues, it increased as a percentage of net revenues to 12.8% for the nine months ended June 28, 2009 from 12.3% for the nine months ended June 29, 2008.  Gross profit as a percentage of net revenues increased due to higher margin sales mix along with increased efficiencies and yields, favorable commodity prices, lower freight charges, lower product development costs and modest increases in sales prices to several customers, offset partially by higher overhead costs as a percentage of net revenues on lower sales volume.  As previously disclosed, in order to improve our gross profit margins, we continue to analyze our lower margin accounts in order to increase margins or change to more profitable business.

Operating income for the quarter ended June 28, 2009 was $4.7 million (8.6% of net revenues), compared to $6.2 million (9.9% of net revenues) for the quarter ended June 29, 2008.  The decrease was due to lower revenues, increased total brokerage fees stemming from higher sales to Safeway Inc. and increased professional fees relating to litigation described in footnote 9 to our most recent financial statements, which are contained in Part I, Item 1 of this report.

Operating income for the nine months ended June 28, 2009 was $13.2 million (8.2% of net revenues), compared to $16.3 million (8.8% of net revenues) for the nine months ended June 29, 2008.  The decrease was due to lower revenues, increased total brokerage fees stemming from higher sales to Safeway Inc. and increased professional fees relating to litigation described in footnote 9 to our most recent financial statements.

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

Expenditures for maintenance and repairs are charged to expense as incurred.  The costs of materials purchased and labor expended in betterments and major renewals are capitalized.  Costs and related accumulated depreciation of properties sold or otherwise retired are eliminated from the accounts, and gains or losses on disposals are included in operating income.

Goodwill.  We evaluate goodwill at least annually for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”  We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization and other market-based data.  At June 28, 2009, we had goodwill of $12.2 million.  A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

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

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty of Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”), on October 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of the implementation of FIN 48, we recorded no increase in the liability for unrecognized tax benefits, and the balance of unrecognized tax benefits was zero at June 28, 2009.

We have also adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalties recognized in accordance with Paragraph 16 of FIN 48 are classified as part of income taxes.  No interest and penalties were recognized in the statement of income for the first nine months of fiscal year 2009.

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  We perform on-going credit evaluations of each customer’s financial condition and generally require no collateral from our customers.  A bankruptcy or other significant financial deterioration of any customer could impact its future ability to satisfy its receivables with us.  Our allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions.  For the nine months ended June 28, 2009 and June 29, 2008, our write-offs, net of recoveries, to the allowance for doubtful accounts were immaterial.

A significant portion of our total net revenues during the first nine months of fiscal years 2009 and 2008 was derived from four customers.  Jenny Craig, Inc., Panda Restaurant Group, Inc., Safeway Inc. and H. J. Heinz Company, and accounted for approximately 25%, 18%, 17% and 13%, respectively, of our total net revenues for the nine months ended June 28, 2009 and approximately 25%, 16%, 12% and 18%, respectively, of our total net revenues for the nine months ended June 29, 2008.  Receivables related to Jenny Craig, Inc., Panda Restaurant Group, Inc. (through its distributors), Safeway Inc. and H. J. Heinz Company and accounted for approximately 21%, 32%, 14% and 11%, respectively, of our total accounts receivable balance as of June 28, 2009 and approximately 26%, 15%, 14% and 14%, respectively, of our total accounts receivable balance as of June 29, 2008.

Cash used primarily for working capital purposes is maintained in two accounts with one major financial institution. Account balances as of June 28, 2009 exceeded the Federal Deposit Insurance Corporation insurance limits.  If the financial banking markets experience disruption, we may need to temporarily rely on other forms of liquidity, including borrowing under our credit facility.

Results of Operations

While we operate as a single business unit, manufacturing various products on common production lines, revenues from similar customers are grouped into the following natural categories: retail, foodservice and airlines.

Quarter Ended June 28, 2009 Compared to Quarter Ended June 29, 2008

The quarters ended June 28, 2009 and June 29, 2008 were both 13-week periods.

Net Revenues.  Net revenues for the quarter ended June 28, 2009 decreased $7.9 million (12.7%) to $54.5 million from $62.4 million for the quarter ended June 29, 2008 due to a decrease in airline and retail net revenues.

Retail net revenues decreased $10.3 million (21.3%) to $38.0 million for the quarter ended June 28, 2009 from $48.3 million for the quarter ended June 29, 2008.  More than one-half of the decrease in retail net revenues was due to the previously disclosed reduced volume from one retail customer, H.J. Heinz Company, who moved a large portion of its production to its own facilities, which we previously projected could result in a revenue reduction of approximately $19 million for the current fiscal year, beginning in our second quarter.  The balance of the reduction in retail net revenues is due to the elimination of low profit accounts as well as lower sales to key customers as a result of the current economic downturn.  As previously discussed, with our increased penetration into the grocery segment, we expect to see some increased seasonality in the retail category of our business.  Traditionally, the summer months of June, July and August see slightly diminished frozen grocery sales.  Sales volume may be highest in the winter periods (our second quarter) and lowest in the warmer months (our third and fourth quarters).

Foodservice net revenues increased $4.8 million (52.7%) to $13.9 million for the quarter ended June 28, 2009 from $9.1 million for the quarter ended June 29, 2008.  The increase was attributable to sales from a new customer and increased volume from an existing customer, as was previously disclosed in our second quarter Form 10-Q.  We expect foodservice revenues to increase as we continue to manufacture full quarters of anticipated volume from foodservice customers.  We believe the anticipated increased revenues for the remainder of the fiscal year will partially offset the decreased revenue from H.J. Heinz Company noted above.

Airline net revenues decreased $2.4 million (48.0%) to $2.6 million for the quarter ended June 28, 2009 from $5.0 million for the quarter ended June 29, 2008.  Due to airline industry initiatives to cut costs, airline net revenues may continue to decrease in future periods.

Gross Profit.  Gross profit for the quarter ended June 28, 2009 decreased by $1.0 million (11.9%) to $7.4 million from $8.4 million for the quarter ended June 29, 2008.  Gross profit as a percentage of net revenues increased slightly to 13.6% for the quarter ended June 28, 2009 from 13.5% for the quarter ended June 29, 2008 due largely to higher margin sales mix along with favorable commodity prices, lower product development costs and lower freight charges offset by higher overhead costs as a percentage of net revenues on lower sales volume.  Although we expect continued lower commodity prices and lower freight charges for the rest of the fiscal year, we may also see continued higher overhead costs as a percentage of net revenues as sales volume is typically lowest in the warmer months (our third and fourth quarters).

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $500,000 (22.7%) to $2.7 million (5.0% of net revenues) for the quarter ended June 28, 2009 from $2.2 million (3.5% of net revenues) for the quarter ended June 29, 2008.  SG&A expenses were driven by higher brokerage fees stemming from higher sales to Safeway Inc., and higher professional fees relating to litigation described in footnote 9 to our most recent financial statements.

Operating Income.  Operating income decreased $1.5 million (24.2%) to $4.7 million for the quarter ended June 28, 2009 from $6.2 million for the quarter ended June 29, 2008.  The decrease in operating income was the result of the decrease in gross profit and an increase in SG&A expenses as noted above.

Total Interest Expense.  Total interest expense for the quarter ended June 28, 2009 was $491,000, compared to $838,000 for the quarter ended June 29, 2008.  The decrease in interest expense is due to lower debt balances and lower variable interest rates.

Income Tax Provision.  Income tax expense was $1.7 million for the quarter ended June 28, 2009, compared to $2.2 million for the quarter ended June 29, 2008.  The effective tax rates were 39.1% for the quarter ended June 28, 2009 and 40.9% for the quarter ended June 29, 2008 and did not materially differ from the statutory rate.

Net Income. Net income for the quarter ended June 28, 2009 was $2.6 million, or $0.16 per basic and diluted share, compared to net income of $3.2 million, or $0.20 per basic and diluted share, for the quarter ended June 29, 2008.

Nine Months Ended June 28, 2009 Compared to Nine Months Ended June 29, 2008

The nine month periods ended June 28, 2009 and June 29, 2008 were both 39-week periods.

Net Revenues.  Net revenues decreased $24.3 million (13.1%) to $161.4 million for the nine months ended June 28, 2009 from $185.7 million for the nine months ended June 29, 2008, due to a decrease in retail and airline net revenues.

Retail net revenues decreased $18.3 million (13.5%) to $117.3 million for the nine months ended June 28, 2009 from $135.6 million for the nine months ended June 29, 2008.  The decrease in retail net revenues was largely due to the previously disclosed reduced volume from H.J. Heinz Company.  This reduction in volume resulted in a decrease in revenues of approximately $12.9 million. The remaining decrease in retail net revenues is attributed to a $5.0 million decline in sales to Jenny Craig, Inc. due to the current economic downturn and their inventory management plans.

Foodservice net revenues increased $1.0 million (2.9%) to $35.5 million for the nine months ended June 28, 2009 from $34.5 million for the nine months ended June 29, 2008.  The increase was largely due to sales from a new customer as well as the anticipated increased volume from an existing customer, primarily in the third quarter of the current fiscal year.  For the nine months ended June 28, 2009, the foodservice category as a percentage of net revenues increased to 22% from 19%.

Airline net revenues decreased $7.0 million (44.9%) to $8.6 million for the nine months ended June 28, 2009 from $15.6 million for the nine months ended June 29, 2008.  Due to the airline industry initiatives to cut costs, airline net revenues may continue to decrease in future periods.

Gross Profit.  Gross profit decreased by $2.1 million (9.2%) to $20.7 million for the nine months ended June 28, 2009 from $22.8 million for the nine months ended June 29, 2008.  However, gross profit as a percentage of revenues increased to 12.8% for the nine months ended June 28, 2009 from 12.3% for the nine months ended June 29, 2008 due to higher margin sales mix along with increased efficiencies and yields, favorable commodity prices, lower freight charges, lower product development costs and modest increases in sales prices to several customers, offset partially by higher overhead costs as a percentage of net revenues on lower sales volume.

Selling, General and Administrative Expenses. SG&A expenses increased $1.0 million (15.4%) to $7.5 million (4.6% of net revenues) for the nine months ended June 28, 2009 from $6.5 million (3.5% of net revenues) for the nine months ended June 29, 2008.  SG&A expenses were driven by higher brokerage fees stemming from higher sales to Safeway Inc., and higher professional fees relating to litigation described in footnote 9 to our most recent financial statements.

Operating Income.  Operating income decreased $3.1 million (19.0%) to $13.2 million for the nine months ended June 28, 2009 from $16.3 million for the nine months ended June 29, 2008.  The decrease in operating income was the result of the decrease in gross profit and an increase in SG&A expenses as noted above.

Total Interest Expense.  Total interest expense for the nine months ended June 28, 2009 was $1.8 million, compared to $2.9 million for the nine months ended June 29, 2008.  The decrease in interest expense was due to lower debt balances and lower variable interest rates.

Income Tax Provision.  Income tax expense was $4.4 million for the nine months ended June 28, 2009, compared to $5.5 million for the nine months ended June 29, 2008.  The effective tax rates were 39.1% for the nine months ended June 28, 2009 and 41.0% for the nine months ended June 29, 2008 and did not materially differ from the statutory rate.

Net Income. Net income for the nine months ended June 28, 2009 was $6.9 million, or $0.44 per basic and $0.43 per diluted share, compared to net income of $7.9 million, or $0.50 per basic and diluted share, for the nine months ended June 29, 2008.

Liquidity and Capital Resources

During the nine month periods ended June 28, 2009 and June 29, 2008, our operating activities provided cash of $15.0 million and $8.0 million, respectively.  Cash generated from operations before working capital changes for the first nine months of fiscal year 2009 was $9.6 million.  Cash generated by changes in working capital was $5.4 million during the first nine months of fiscal year 2009 and resulted from decreases in accounts receivable, inventory and prepaid expenses and other assets of $4.8 million, $1.2 million and $686,000, respectively, as well as an increase in accrued liabilities of $262,000.  This was partially offset by cash used to decrease accounts payable by $1.5 million.  As of June 28, 2009, we had working capital of $25.4 million compared to working capital of $26.3 million at fiscal year end 2008.  The decrease was due to continued focus on timely collections of our receivables as well as lower inventory balances due to our traditional slower summer sales.  We were able to fund our operations in the first nine months of fiscal year 2009 internally while decreasing our external debt.

During the first nine months of fiscal year 2009, our investing activities, consisting primarily of an acquisition of wastewater capacity units for our plant No. 1 in Vernon, California, and capital expenditures of $1.1 million and $749,000, respectively, resulted in a net use of cash of approximately $1.8 million, compared to a net use of cash of approximately $1.2 million during the first nine months of fiscal year 2008.  The wastewater capacity units, which are required by California law, and the property and equipment additions were made to accommodate additional business opportunities, meet anticipated growth and improve operating efficiency.

During the first nine months of fiscal year 2009, our financing activities resulted in a use of cash of $12.1 million, compared to a use of cash of $3.4 million during the first nine months of fiscal year 2008.  The increased use of cash was largely due to $11.7 million in mandatory and voluntary principal payments we made on our Tranche A and Tranche B Term Loans during the first nine months of fiscal year 2009, as described below.

We believe that our cash and financial liquidity positions are sufficient to fund current working capital needs and future growth initiatives.  We intend to continue to reduce our debt with regularly scheduled debt reduction payments and additional voluntary prepayments where liquidity and loan agreements allow.

On March 9, 2007, we executed a second amendment to the senior secured credit agreement with GCF allowing for $7.0 million of additional capital expenditures to facilitate new business by increasing plant capacity and improving line efficiency, to be funded by increases of $3.5 million in each of the Tranche A and Tranche B Term Loans.

As of June 28, 2009, the facility with GCF, reflecting principal payments and the March 9, 2007 amendment, was a $49.7 million senior secured credit facility maturing in May 2011, secured by a first priority lien on substantially all of our assets.  The facility was structured as a $7.5 million non-amortizing revolving loan, a $26.5 million amortizing Tranche A Term Loan and a $15.7 million non-amortizing Tranche B Term Loan.  The facility bears interest, adjustable quarterly, at the London Inter Bank Offered Rate (“LIBOR”) plus the applicable margin (listed below) for LIBOR loans or, at our option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus an applicable margin, as follows:

	Total Debt to EBITDA Ratio for Last Twelve Months	Applicable Margin for Alternate Base Rate Loans	Applicable Margin for LIBOR Loans
		Revolving Loan	Revolving Loan	Tranche A Term Loan	Tranche B Term Loan
Greater than	3.00:1.00	2.50%	3.50%	3.75%	6.25%
Greater than or equal to but less than or equal to	2.00:1.00 3.00:1.00	2.25%	3.25%	3.50%	6.00%
Less than	2.00:1.00	2.00%	3.00%	3.25%	5.75%

As of June 28, 2009, our principal balances on the loans totaled $28.0 million, consisting of $15.1 million in Tranche A Term Loans and $12.9 million in Tranche B Term Loans.  At June 28, 2009, interest rates on the Tranche A Term Loans and Tranche B Term Loans were 3.6% and 6.1%, respectively.  As of June 28, 2009 and September 28, 2008, our total debt to EBITDA ratio for the last twelve months was 1.38 and 1.71, respectively and, therefore, for the quarter and nine months ended June 28, 2009, we qualified for the lowest applicable margin for the alternate base rate and LIBOR loans.  For the nine months ended June 28, 2009, we incurred $1.5 million in interest expense, excluding amortization of deferred financing costs.  For the nine months ended June 29, 2008, we incurred $2.6 million in interest expense, excluding amortization of deferred financing costs, net of $43,000 in capitalized interest.  During the nine months ended June 28, 2009, the outstanding balance of the facility was reduced by mandatory and voluntary principal payments on the Tranche A Term Loan of $3.9 million and $5.0 million, respectively.  The $5.0 million voluntary principal payment was made during the third quarter ended June 28, 2009.   In addition, we also made a voluntary principal payment on the Tranche B Term Loan of $2.8 million during the first quarter of fiscal year 2009.  As of June 28, 2009, we had $7.5 million available to borrow under the revolving loan, as the balance was zero.

Initial proceeds from the GCF facility, received on or about May 16, 2006, were used to repay approximately $44.5 million in existing debt and related fees and expenses in connection with the termination of our former financing arrangements and to pay approximately $1.6 million in fees and expenses relating to the new financing.  Of these fees, $617,000 is recorded as debt discount, net of accumulated amortization, on our balance sheet as of June 28, 2009.  We paid GCF an additional $132,000 in fees and expenses on March 9, 2007 related to the second amendment, which we recorded as a debt discount.

The GCF facility contains covenants whereby, among other things, we are required to maintain compliance with agreed levels of earnings before interest, taxes, depreciation and amortization, interest coverage, fixed charge coverage, leverage targets, annual capital expenditures and incremental indebtedness limits.  Mandatory prepayments under the facility are required based on excess cash flow, as defined in the agreement, and upon receipt of proceeds from a disposition or payment from a casualty or condemnation of the collateralized assets, and voluntary prepayments under the facility are generally permitted as provided in the agreement.  The facility also contains customary restrictions on incurring indebtedness and liens, making investments, repurchasing shares, paying dividends and making loans or advances.

As of June 28, 2009, we were in compliance with the covenant requirements of the agreement with GCF.  We believe it is probable that we will remain in compliance with all of those covenant requirements for the foreseeable future.  However, if we fail to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under our financing arrangements could result and interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect our financial condition, results of operations or cash flows.

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

We amended our existing operating lease agreements with General Electric Capital Corporation on October 2, 2006. The amended lease resulted in a three-year capital lease in the principal amount of $842,168 at a fixed interest rate of 8.15%, with a $1 bargain purchase option at the expiration of the lease.  As of June 28, 2009, the remaining balance of the capital lease was due within 12 months.  The assets acquired under this capital lease have an acquisition cost of $911,647.  As of June 28, 2009 the net book value of the assets was $430,933.

Following is a summary of our contractual obligations at June 28, 2009:

	Payments Due By Period

Contractual Obligations	Total	Remainder of Fiscal Year 2009	2-3 Years	4-5 Years	More than 5 Years

Debt maturities	$28,431,221	$683,364	$27,739,257	$8,600	$-

Interest expense (1)	3,551,792	487,836	3,063,875	81	-

Capital lease obligation	52,364	52,364	-	-	-

Operating lease obligations (2)	17,037,289	849,067	6,597,750	4,838,514	4,751,958

Other contractual obligations	195,004	97,502	97,502	-	-

Open purchase orders	26,919,882	15,164,127	11,755,755	-	-

Total contractual obligations	$76,187,552	$17,334,260	$49,254,139	$4,847,195	$4,751,958
____________
(1)	Assumes only mandatory principal pay-downs and the use of LIBOR as of June 26, 2009 on the GCF debt and fixed rate interest payments on equipment loans and capital lease obligation.
(2)	Includes real estate leases.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – Obligations.  We are subject to interest rate risk on variable interest rate obligations.  A hypothetical 10% increase in average market interest rates would increase by approximately $137,000 the annual interest expense on our debt outstanding as of June 28, 2009.  We are also subject to interest rate risk on our fixed interest rate obligations.  Based upon outstanding amounts of fixed rate obligations as of June 28, 2009, a hypothetical 10% decrease in average market interest rates would increase the fair value of outstanding fixed rate debt by approximately $3,000.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 28, 2009, that the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 28, 2009, there were no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in various lawsuits, claims and proceedings related to the conduct of our business. Management does not believe that the disposition of any pending claims, including the matters described below, is likely to have a material adverse effect our financial condition, results of operations, or cash flows.

On June 29, 2009, we filed a lawsuit in Orange County Superior Court against Nativo (aka Larry) Lopez, Teresa Cortez, Alma Salinas Renteria, Bohemia Y. Augustiana Saguilan, Marcelino Arteaga, Agapita Padilla, and Fernando Morales Lira.   The lawsuit is based on the defendants’ unlawful campaign to coerce us to employ individuals who have no valid social security number and no legal right to work in the United States.  The case includes claims for defamation, extortion, intentional interference with customers and employees, and unfair business practices.  We seek monetary damages and injunctive relief.

On July 7, 2009, we were served with a lawsuit filed in Los Angeles Superior Court on July 1, 2009 by Bohemia Augustiana, Isela Hernandez and Ana Munoz.  These three individuals are our former employees who had been terminated on May 31, 2009, because they did not have valid social security numbers, and they had furnished false social security numbers to us.  In their lawsuit, they allege failure to pay minimum wage, failure to furnish wage and hour statements, waiting time penalties, conversion and unfair business practices.  They seek unspecified damages, restitution, an equitable accounting, injunctive relief, attorneys’ fees and costs of suit, and they allege that they are bringing the action as a class action on behalf of other similarly situated employees.

As previously disclosed in the our periodic reports, on September 23, 2008, we filed a lawsuit against one of our customers, American Pie, LLC, who distributes products under the name “Claim Jumper.” The action involved a complaint by us against customer American Pie and two of its officers, William R. Collins and Robert G. Blume (collectively, “defendants”).  The complaint asserted claims for: 1) breach of contract; 2) breach of implied covenant of good faith and fair dealing; 3) fraud; 4) unfair business practices; and 5) declaratory relief to recover amounts American Pie refused to pay for goods delivered by us.  On December 10, 2008, the defendants filed a counterclaim against us alleging:  1) breach of an oral contract; 2) breach of a written contract; and 3) breach of implied warranties of merchantability and fitness for an intended purpose to recover price increases, compensation for products we allegedly failed to produce, and for purportedly contaminated product.  The action was settled to all parties’ joint satisfaction on terms that are confidential, and the complaint and counterclaim were dismissed with prejudice pursuant to the parties’ stipulation by order entered May 22, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2009 annual meeting of stockholders on June 1, 2009.  There were 15,823,271 shares of our common stock outstanding and entitled to vote at the meeting.  Each holder of record of our common stock on the record date was entitled to cast one vote per share on each proposal.

Five nominees were presented for election and elected to our board of directors at the meeting.  The results of the vote for the election of directors were as follows:

Nominee	For	Withheld
James Rudis	13,325,894	489,194
Harold Estes	13,236,376	578,712
Geoffrey A. Gerard	13,070,110	744,978
Alexander Auerbach	9,668,329	4,146,759
Alexander Rodetis, Jr.	13,071,111	743,997

The holders of common stock were also asked to consider and vote upon a proposal to approve amendments to procedures contained in our articles of incorporation for advance notice of nominations by stockholders, as described in proposal 2 in the proxy statement.  The results of the vote were as follows:

For	Against	Withheld	Broker Non-Votes
7,971,883	570,326	635,488	4,637,391

The holders of common stock were also asked to consider and vote upon a proposal to approve amendments to procedures contained in our articles of incorporation for advance notice of business proposed to be conducted by stockholders at an annual meeting, as described in proposal 3 in the proxy statement.  The results of the vote were as follows:

For	Against	Withheld	Broker Non-Votes
7,962,296	580,491	634,910	4,637,391

The holders of common stock were also asked to consider and vote upon a proposal to approve amendments to indemnification and limited liability provisions contained in our articles of incorporation, as described in proposal 4 in the proxy statement.  The results of the vote were as follows:

For	Against	Withheld	Broker Non-Votes
13,373,524	290,017	151,543	-

The holders of common stock were also asked to consider and vote upon a proposal to approve the amendment and restatement of our articles of incorporation in order to update various provisions, as described in proposal 5 in the proxy statement.  The results of the vote were as follows:

For	Against	Withheld	Broker Non-Votes
13,035,414	627,131	152,539	-

Accordingly, all five of the proposals were approved by our stockholders.

Item 6.	Exhibits

(a)	Exhibits

Number	Description

3.1 (1)	Second Amended and Restated Articles of Incorporation of Overhill Farms, Inc. filed with the Nevada Secretary of State June 1, 2009

3.2 (2)	Second Amended and Restated Bylaws of Overhill Farms, Inc. adopted effective as of April 2, 2009 (Exhibit 3.1)

31.1 (1)	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (1)	Certification of Interim Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 (1)	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Attached hereto.

(2)	Incorporated by reference to the exhibit shown in parentheses included in our Current Report on Form 8-K for April 9, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERHILL FARMS, INC.
(Registrant)

Date: August 7, 2009	By:	/s/ James Rudis
James Rudis
Chairman, President and
Chief Executive Officer

Date: August 7, 2009	By:	/s/ Tracy E. Quinn
Tracy E. Quinn
Interim Chief Financial Officer

EXHIBITS ATTACHED TO THIS FORM 10-Q

Number	Description

3.1	Second Amended and Restated Articles of Incorporation of Overhill Farms, Inc. filed with the Nevada Secretary of State June 1, 2009

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002