Form 10-K
period 2009-09-27
OVERHILL FARMS INC
filed 2009-12-11
CIK 1101020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission file number 1-16699

OVERHILL FARMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	75-2590292
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2727 East Vernon Avenue
Vernon, California	90058
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (323) 582-9977

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01	NYSE AMEX

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting common equity held by non-affiliates of the registrant, on March 27, 2009, which was the last trading day of the registrant’s second fiscal quarter ended March 29, 2009, was approximately $41.3 million based on a closing price of $3.44 per share on such date on the NYSE AMEX. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.  The registrant has no non-voting common equity.

There were 15,823,271 shares of common stock, par value $0.01, outstanding as of December 10, 2009.

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

These forward-looking statements are based on our current expectations, estimates, approximations and/or projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “on-going,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

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

A significant portion of our total net revenues during the last three fiscal years was derived from four customers.  Jenny Craig, Inc., Panda Restaurant Group, Safeway Inc. and H. J. Heinz Company, Inc. accounted for approximately 25%, 22%, 17% and 12%, respectively, of our revenues for the fiscal year ended September 27, 2009.  For the fiscal year ended September 28, 2008, Jenny Craig, Inc., Panda Restaurant Group, Inc., Safeway Inc. and H. J. Heinz Company, accounted for approximately 24%, 16%, 13% and 18%, respectively, of our revenues.  For the fiscal year ended September 30, 2007, Jenny Craig, Inc., Panda Restaurant Group, Inc., Safeway Inc. and H. J. Heinz Company accounted for approximately 26%, 27%, 9% and 9%, respectively, of our revenues.

Manufacturing and Sourcing

Our headquarters, entrée manufacturing and warehousing, product development, sales and quality control facilities are located at a single location in Vernon, California.  We also maintain a separate protein cooking facility in Vernon, California. In 2007, we invested approximately $7.0 million in capital expenditures to expand the manufacturing capacity of our entrée plant in order to accommodate new business opportunities.

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

Employees

Our total hourly and salaried workforce consisted of 898 employees at September 27, 2009.  Most of our operations are labor intensive, generally requiring unskilled employees.  Approximately 81% of our employees are unionized with the United Food & Commercial Workers Union, Local 770 and are covered by a three-year collective bargaining agreement renewed effective March 1, 2008.  We believe our relations with our employees and the union are good.

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

The largest purchasers of our products, Jenny Craig, Inc., Panda Restaurant Group, Inc., Safeway Inc. and H. J. Heinz Company, Inc., accounted for approximately 25%, 22%, 17% and 12%, respectively, of our total net revenues during the fiscal year ended September 27, 2009.  Except for H. J. Heinz Company, we expect that our sales to these customers will continue to constitute a significant percentage of our net revenues.  The loss of any of these customers as a significant outlet for our products could adversely affect our competitive position and operating results if we do not obtain additional customers to offset any change in these accounts.

Some of our significant customer and supplier contracts are short-term and may not be renewable on terms favorable to us or at all.

Some of our customers and suppliers operate through purchase orders or short-term contracts.  Though we have long-term business relationships with many of our customers and suppliers and alternative sources of supply for key items, we cannot be sure that any of these customers or suppliers will continue to do business with us on the same basis.  Additionally, although we try to renew these contracts as they expire, there can be no assurance that these customers or suppliers will renew these contracts on terms that are favorable to us, if at all.  The termination of or modification to any number of these contracts may adversely affect our business and prospects, including our financial performance and results of operations.  Our three-year contract with H. J. Heinz Company is set to expire at the end of calendar year 2009 and they have informed us that they intend to move most of their remaining volume to self-manufacture.  We are currently projecting a further revenue reduction of approximately $18 million, in current H.J Heinz Company products, for fiscal year 2010, beginning in our second quarter.

Financial difficulties of foodservice and retail customers due to the economic downturn may adversely affect our revenues, costs and collections.

As the domestic economic downturn continues, collectability of receivables from our customers may be adversely affected, causing an increase in aged receivables and/or a reduced collection rate.  Our margins could be adversely affected if we are forced to write off uncollectible accounts.  In addition, the economic downturn could adversely affect the fiscal health of key customers or impair their ability to continue to operate during a recessionary period, which would decrease our revenues unless we are able to replace any lost business.

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

We also use paper products, such as corrugated cardboard, aluminum products, films and plastics to package our products.  Substantial increases in prices of packaging materials or higher prices of our raw materials could adversely affect our operating performance and financial results.  In addition, transportation costs have been unpredictable.  If such costs rise to the levels that were seen in fiscal year 2008, our operating margins could be eroded.

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

Food products occasionally contain contaminants due to inherent defects in those products or improper storage or handling.  Under adverse circumstances, food manufacturers such as us may need to recall some of their products if they become adulterated or misbranded or as a result of government-mandated recall.

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

Further instability or tightening in the credit markets could impair our ability to obtain financing as and when needed.

Further instability or tightening in the credit markets could impair our ability to obtain additional credit as and when needed to finance our operations and fund future plant or business expansions.  In addition, tight credit markets could eventually result in an increase in interest rates, which would adversely affect us, as we currently have $27.7 million in long-term debt, including current maturities, with interest rates that adjust monthly.

If we violate our financial and other covenants under our secured credit facility, our financial condition, results of operations or cash flows may be adversely affected if secured parties foreclose on our assets or impose default rates of interest.

Our outstanding $27.7 million senior secured credit facility, maturing in May 2011, is secured by a first-priority lien on substantially all of our assets. The facility contains covenants whereby, among other things, we are required to maintain compliance with agreed levels of EBITDA, interest coverage, fixed charge coverage, leverage targets and annual capital expenditures and incremental indebtedness limits.  If we violate these covenants and are unable to obtain waivers or renegotiate the terms of the covenants, we could become subject to, among other things, interest rate increases and acceleration of maturity of the loans, which could adversely affect our financial condition, results of operations or cash flows.

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

Assuming the exercise of the aggregate options issued to our executive officers and directors to purchase shares of our common stock, our executive officers and directors and stockholders who beneficially own greater than 5% of our common stock were beneficial owners, in the aggregate, of approximately 32% of our outstanding common stock as of December 10, 2009.  These stockholders, if acting together, could be able to significantly influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

During the 52-week period ended December 10, 2009, the high and low sales prices of our common stock on the NYSE AMEX were $6.60 per share and $2.95 per share, respectively.  Prices for our shares are determined in the marketplace and may accordingly be influenced by many factors, including, but not limited to:

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

Future airline bankruptcies, additional cost-cutting in the airline industry or other financial difficulties of our airline customers may adversely affect our revenues, costs and collections.

In fiscal year 2009, sales to airline customers were approximately $11.1 million, or 5.3% of total net revenues, compared to sales of $20.7 million in fiscal year 2008 and $19.7 million in fiscal year 2007, representing 8.7% and 10.2% of total net revenues in fiscal years 2008 and 2007, respectively.  Additionally, accounts receivable from airline-related customers accounted for approximately 4.9% and 10.0% of the total accounts receivable balance at September 27, 2009 and September 28, 2008, respectively.  Given the financial and business challenges facing the airline industry, we carefully monitor our receivables from all of our customers in this sector.  The on-going effect of these challenges on the airline industry, airline revenues, and on our business in particular cannot be accurately determined and could further adversely affect our financial position, results of operations or cash flows by, among other things, decreasing our sales to and making it more difficult to collect receivables from airline customers.

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

In addition, our business operations and the past and present ownership and operation of our properties are subject to extensive and changing federal, state and local environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment.  We cannot predict whether environmental issues relating to presently known matters or identified sites or to other matters or sites will require currently unanticipated investigation, assessment or expenditures.

Future sales of shares of our common stock by our stockholders could cause our stock price to decline.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time.  As of December 10, 2009, we had outstanding 15,823,271 shares of common stock, most or all of which were eligible for resale without registration.  Also, as of December 10, 2009, there were outstanding options to purchase up to 521,000 shares of common stock.  All of the shares of common stock underlying these options are covered by an existing effective registration statement.  Sales of shares of our common stock in the public market, or perceptions that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

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

We lease two manufacturing facilities in Vernon, California.  In January 2002, we entered into a ten-year lease, with an option for a five-year renewal, for a facility, Plant No. 1, that has been expanded to 170,000 square feet.  Most of our principal executive office, manufacturing and warehousing, product development and sales and quality control facilities have been consolidated into this single location.  In December 2008, we entered into a 60-month lease, with an option for a 60-month renewal, for a facility, Plant No. 2, that has been expanded to 123,000 square feet.  Plant No. 2 is used primarily for cooking protein as well as dry and cold storage.  In addition, we lease a 25,000 square foot dry goods storage facility in Vernon, California.

We believe that our Plant No. 1, currently operating at approximately 60% capacity, is adequate to meet our requirements for the near future.  In fiscal year 2009, items that were processed at Plant No. 1 (some of which included components that were processed at Plant No. 2) accounted for sales of approximately $156.6 million.  Items that were processed in Plant No. 2 that did not require further processing in Plant No. 1 accounted for the balance of sales in fiscal year 2009 of approximately $53.2 million.  As our sales of cooked protein grow, it may become necessary to augment the cooking capacity that we now have at Plant No. 2.  We continue to monitor our cooking capacity.  If we deem additional cooking capacity to be necessary, we expect capital expenditures for that capacity could range from $5 million to $10 million during fiscal years 2010 and 2011, depending on the amount of additional cooking capacity added.

ITEM 3.	Legal Proceedings

We are involved in certain legal actions and claims arising in the ordinary course of business.  Management believes that such contingencies, including the matters described below, will be resolved without materially and adversely affecting our financial position, results of operations or cash flows.

The matters described below arise out of the same background facts. Earlier this year the IRS threatened to impose substantial penalties against us because we reported wages for a large number of employees using invalid social security numbers. On April 6, 2006, we notified all employees (approximately 260) who reportedly had invalid social security numbers and gave them approximately 60 days to provide a legitimate explanation. Most employees failed to do so. Effective May 31, 2009, we terminated those who did not provide us a valid social security number or a legitimate explanation (the “Termination”), after concluding that their continued employment would expose us to IRS penalties, scrutiny and potential additional criminal and civil sanctions.

On April 28, 2009, Local 770 of the United Food and Commercial Workers Union submitted to the Company what the Company believes is an invalid grievance seeking reinstatement and back pay for an unspecified number of ex-employees, alleging the Termination was a violation of the parties’ collective bargaining agreement. On June 29-30, 2009, Marcelino Arteaga, Agapita Padilla and Fernando Morales Lira filed grievances through Local 770 and an unfair labor practice charge with the National Labor Relations Board (“NLRB”), demanding arbitration arising out of our termination of their employment because they had publicly accused us of being “racist,” and seeking reinstatement and back pay. On June 30, 2009, we filed a complaint in Orange County Superior Court against Nativo Lopez and six other leaders of what we believe to be an unlawful campaign to force us to continue the employment of workers who had used invalid social security numbers to hide their illegal work status. We have asserted claims for defamation, extortion, intentional interference with prospective economic advantage, and intentional interference with contractual relations, seeking damages and an injunction barring the defendants from continuing their conduct. On July 1, 2009, Bohemia Agustiana, Isela Hernandez, and Ana Munoz filed suit in Los Angeles County Superior Court on behalf of themselves and a class which they claim includes all non-exempt production and quality control workers who were employed in California during the previous four-year period, seeking unspecified damages, restitution, injunctive relief, attorneys’ fees and costs for failure to pay minimum wage, failure to furnish wage and hour statements, waiting time penalties, conversion and unfair business practices. On August 7, 2009 the Office of Special Counsel for the Civil Rights Division of the US Department of Justice (“OSC”) requested information from us in connection with an investigation regarding the Termination. On September 9, 2009, we received a letter from the OSC, requesting information regarding a discrimination charge filed by former employee Lucia Vasquez (a/k/a Gyneth Garcia). Vasquez also separately filed a claim for unemployment benefits with the California Employment Development Department, which was denied; she has appealed the determination.

These claims are being vigorously contested, as we believe the Termination was appropriate and that we have paid all wages due. We filed a motion to dismiss the Local 770 case with the arbitrator in Los Angeles County on December 1, 2009 and believe we have valid defenses to the grievance, that our employment termination decisions did not violate any union contract terms and that tax and immigration laws required us to terminate these employees. The Agustiana claim is in the discovery phase, and we have filed a motion to dismiss their conversion claim. The NLRB granted our request to defer further proceedings on the Arteaga, Padilla and Lira unfair labor practice charge pending the resolution of the grievance and arbitration process; we are currently selecting an arbitrator. We responded in detail to the OSC’s information request, and the OSC has taken no further action on either Vasquez’s discrimination charge or the request for information as of December 11, 2009. With regard to our lawsuit against Lopez, et al., the Court denied defendants’ motion to dismiss, finding that we had established a probability of prevailing on the merits, and that we had submitted substantial evidence that the defendants’ accusations of racism were not true.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Record Holders

Our common stock has traded on NYSE AMEX under the symbol “OFI” since November 1, 2002.  At December 10, 2009, we had approximately 128 stockholders of record.  These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.  On December 10, 2009, the closing sale price of our common stock on NYSE AMEX was $5.56.  The following table sets forth the range of high and low sales prices for our common stock on NYSE AMEX for the periods indicated:

Fiscal 2008	High	Low
First Quarter from October 1, 2007 to December 30, 2007	$3.99	$2.76
Second Quarter from December 31, 2007 to March 30, 2008	5.20	2.15
Third Quarter from March 31, 2008 to June 29, 2008	8.45	3.71
Fourth Quarter from June 30, 2008 to September 28, 2008	10.00	5.81

Fiscal 2009	High	Low
First Quarter from September 29, 2008 to December 28, 2008	$5.85	$3.00
Second Quarter from December 29, 2008 to March 29, 2009	5.40	2.95
Third Quarter from March 30, 2009 to June 28, 2009	5.98	3.40
Fourth Quarter from June 29, 2009 to September 27, 2009	6.08	5.05

Performance Graph

The following is a line graph comparing the yearly percentage change in the cumulative total return of our common stock to the cumulative total return of the Standard & Poor’s 500 Index and a peer group for the period commencing September 26, 2004 and ending September 27, 2009.  The peer group is comprised of Tyson Foods, Inc.; Monterey Gourmet Foods, Inc.; Cuisine Solutions, Inc.; ConAgra Foods, Inc.; Armanino Foods of Distinction, Inc.; Smithfield Foods, Inc.; and Bridgford Foods Corporation.

The graph assumes that $100 was invested in our common stock, the Standard & Poor’s 500 Index and the peer group on September 26, 2004 and that all the dividends were reinvested on a quarterly basis.  Returns for the companies included in the peer group have been weighted on the basis of the market capitalization for each company.

	Fiscal Year-Ended
	2004	2005	2006	2007	2008	2009
Overhill Farms, Inc. (OFI)	$100.00	$276.47	$277.34	$303.67	$508.99	$580.19
Standard & Poor's 500 Index	100.00	110.69	120.38	137.53	109.29	94.08
Peer Group	100.00	109.42	111.48	126.34	95.33	111.49

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

The data may not necessarily be indicative of our future results of operations or financial position.  The historical data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operation” and the financial statements and the related notes included elsewhere in this report.

	Fiscal Year Ended
Statements of Income Data (in thousands, except per share data):	September 27, 2009	September 28, 2008	September 30, 2007	October 1, 2006	October 2, 2005

	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)

Net revenues	$209,877	$238,780	$192,642	$168,310	$162,566
Operating income	15,579	20,616	11,900	14,288	11,903
Net income	8,301	10,321	4,562	5,102	3,696

Net income per share – Basic	$0.52	$0.66	$0.30	$0.34	$0.25

Net income per share – Diluted	$0.52	$0.65	$0.29	$0.32	$0.24

Weighted average shares outstanding – Basic	15,823,271	15,747,434	15,338,038	15,204,424	14,863,716

Weighted average shares outstanding - Diluted	16,028,698	15,992,467	15,803,109	15,880,507	15,575,459

	As of Fiscal Year Ended
Balance Sheet Data (in thousands)	September 27, 2009	September 28, 2008	September 30, 2007	October 1, 2006	October 2, 2005

	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)

Total assets	$73,637	$79,420	$76,150	$58,128	$56,221
Long-term debt	21,891	33,479	41,383	37,219	45,058
Total liabilities	42,141	56,224	63,731	51,191	54,844
Retained earnings (accumulated deficit)	19,780	11,479	1,157	(3,405)	(8,507)
Stockholders’ equity	31,497	23,195	12,419	6,937	1,378

No cash dividends on our common stock were declared during any of the periods presented above.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	changes in our business environment, including actions of competitors and changes in customer preferences, as well as disruptions to our customers’ businesses;

•	seasonality in the retail category;

•	loss of key customers due to competitive environment or production being moved in-house by customers;

•	fulfillment by suppliers of existing raw material contracts;

•	natural disasters that can impact, among other things, costs of fuel and raw materials;

•	the occurrence of acts of terrorism or acts of war;

•	changes in governmental laws and regulations, including income taxes;

•	change in control due to takeover or other significant changes in ownership;

•	financial viability and resulting effect on revenues and collectability of accounts receivable of our customers during the on-going economic downturn and any future deep recessionary periods;

•	ability to obtain additional financing as and when needed, and rising costs of credit that may be associated with new borrowings;

•	voluntary or government-mandated food recalls; and

•	other factors discussed in this report.

We do not undertake to update, revise or correct any forward-looking statements, except as otherwise required by law.

Any of the factors described above or in the “Risk Factors” contained in Item 1A of this report could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Overview

We are a leading value-added manufacturer of high quality, prepared frozen food products for branded retail, private label, foodservice and airline customers.  Our product line includes entrées, plated meals, bulk-packed meal components, pastas, soups, sauces, poultry, meat and fish specialties, and organic and vegetarian offerings.  Our extensive research and development efforts, combined with our extensive catalogue of recipes and flexible manufacturing capabilities, provide customers with a one-stop solution for new product ideas, formulations and product manufacturing, as well as precise replication of existing recipes.  Our capabilities allow customers to outsource product development, product manufacturing and packaging, thereby avoiding significant fixed-cost and variable investments in resources and equipment.  Our customers include prominent nationally recognized names such as Jenny Craig, Inc., American Airlines, Inc., Safeway Inc., Pinnacle Foods Group LLC, Panda Restaurant Group, Inc. and H. J. Heinz Company.

Our goal is to be a leading developer and manufacturer of value-added food products and provider of custom prepared frozen foods.  We intend to create superior value for our stockholders by continuing to execute our growth and operating strategies, including:

•	diversifying and expanding our customer base by focusing on sectors we believe have attractive growth characteristics, such as foodservice and retail;

•	operating and investing in efficient production facilities;

•	providing value-added ancillary support services to customers;

•	offering a broad range of products to customers in multiple channels; and

•	continuing to pursue growth through strategic acquisitions and investments.

Overall, we have performed well in the most difficult economic environment since the Great Depression.  Sales to virtually all of our major customers have either decreased or grown less than expected as sales to their customers have decreased, their inventories have been reduced, and their new marketing initiatives delayed.  In addition, as previously disclosed, revenues to one of our significant accounts, H. J. Heinz Company, decreased $19.1 million as they decided to self-manufacture products previously produced by us.  While our foodservice accounts increased during the fiscal year, these gains were not enough to offset other account decreases.  During our fiscal fourth quarter, we were additionally impacted by the seasonality in our retail category, as retailers typically sell fewer frozen meals during warmer months, coupled with aggressive promotional activity from competing national brands. In spite of all the above, we reported our second best earnings ever, generated $14.7 million in net cash from operations, reduced long-term debt $12.9 million and increased retained earnings by $8.3 million. In addition, we plan to pay another $5 million on our debt by the end of calendar year 2009.

During the fourth quarter of fiscal year 2009, we entered into an agreement with J. R. Simplot Company which designated J. R. Simplot as the exclusive distributor of certain of our products to some of the nation’s largest foodservice accounts.  We believe that this agreement represents a significant opportunity for us in fiscal year 2010 and beyond.  In addition, we extended our contracts with two of our largest customers, Jenny Craig, Inc. and Safeway Inc.  In both cases, we offered minor price concessions in exchange for longer-term contracts. In November 2009, H. J. Heinz Company informed us that they intend to move most of their remaining volume to self-manufacture beginning after their contract expires at the end of calendar year 2009.  We are currently projecting a further revenue reduction of approximately $18 million, in current H. J Heinz Company products, for fiscal year 2010, beginning in the second quarter.  We will continue to produce some product for H. J Heinz Company on an on-going basis after the contract expires and we are continuing to work with them on potential new products.  It is our objective to offset any lost H. J Heinz Company business during calendar 2010 with higher margin sales in the retail and foodservice segments from both our existing new product and customer pipeline and our new arrangement with J. R. Simplot.

As our top-line revenues decreased during fiscal year 2009, our margins, primarily in our fourth quarter, were negatively affected by higher overhead costs as a percentage of net revenues on the lower sales volume.  Although we expect continued margin pressure throughout fiscal year 2010, we anticipate margins will improve as sales revenues increase as the economy begins to recover.  However, we believe we can offset the higher overhead costs and minor price concessions through reduced purchase prices of raw materials, production efficiencies and a change in mix of customers between retail, foodservice and airlines.

Fiscal years 2009, 2008 and 2007 were 52-week periods.  For the fiscal year 2009, net revenues of $209.9 million reflected a 12.1% decrease as compared to the fiscal year 2008.  During fiscal year 2009, decreased sales in the retail and airline category contributed to the decline.  We experienced a 24.0% increase in net revenues for the fiscal year 2008, to $238.8 million, compared to $192.6 million for the fiscal year 2007.  The increase in net revenues during fiscal year 2008 was due to growth in our retail category.

Gross profit was $25.6 million in fiscal year 2009, compared to $29.3 million in fiscal year 2008 and $19.9 million in fiscal year 2007. Gross profit as a percentage of net revenues during fiscal years 2009, 2008 and 2007 were 12.2%, 12.3% and 10.4%, respectively.  Although gross profit decreased due to lower revenues, gross profit as a percentage of revenues remained relatively unchanged in fiscal year 2009 due to a higher margin sales mix along with increased efficiencies and yields, favorable commodity prices, lower freight charges and lower product development costs offset partially by higher overhead costs as a percentage of net revenues on lower sales volume. The earlier increase in gross profit in dollars and as a percentage of revenues in fiscal year 2008 compared to fiscal year 2007 was due to higher margin sales along with on-going manufacturing improvements, increased efficiencies and yields and modest increases in sales prices to several customers. As previously disclosed, in order to improve our gross profit margins, we continue to analyze our lower margin accounts in order to increase margins or change to more profitable business.

Operating income as a percentage of net revenues for the fiscal year ended 2009 was 7.4% compared to 8.6% in fiscal year 2008 and 6.2% in fiscal year 2007, due primarily to decreased net revenues as noted above and increased SG&A.  SG&A expenses as a percentage of net revenues increased to 4.8% in fiscal year 2009 compared to 3.6% in fiscal year 2008 and 4.2% in fiscal year 2007.  SG&A expenses increased as a percentage of net revenues due to increased total brokerage fees stemming from higher sales to Safeway Inc. and increased professional fees relating to litigation described in Item 3 of this report. Net income of $8.3 million decreased as a percentage of net revenues to 4.0% in fiscal year 2009 versus 4.3% in fiscal year 2008 and 2.4% in fiscal year 2007.

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

Fiscal Year Ended September 27, 2009 Compared to Fiscal Year Ended September 28, 2008

	Fiscal Year Ended				Change 2009 vs 2008
	September 27, 2009		September 28, 2008		Dollar Variance	% Variance
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Favorable (Unfavorable)	Favorable (Unfavorable)
(Dollars in thousands)

Net revenues	$209,877	100.0%	$238,780	100.0%	$(28,903)	(12.1)%

Cost of sales	184,326	87.8	209,517	87.7	25,191	12.0

Gross profit	25,551	12.2	29,263	12.3	(3,712)	(12.7)

Selling, general and administrative expenses	9,972	4.8	8,647	3.6	(1,325)	(15.3)

Operating income	15,579	7.4	20,616	8.6	(5,037)	(24.4)

Interest and other (income) expense, net	2,279	1.1	3,663	1.5	1,384	37.8

Income before income taxes	13,300	6.3	16,953	7.1	(3,653)	(21.5)

Income tax provision	4,999	2.4	6,632	2.8	1,634	24.6

Net income	$8,301	4.0%	$10,321	4.3%	$(2,020)	(19.6%)

Net Revenues.  Net revenues for the fiscal year ended September 27, 2009 decreased $28.9 million or 12.1%  (13.1% of the decrease was attributed to volume/mix offset by a 1.0% pricing increase) to $209.9 million from $238.8 million for the fiscal year ended September 28, 2008, due to decreases in airline and retail net revenues as discussed below.

Retail net revenues decreased $27.6 million (or 15.9%) to $146.4 million for the fiscal year ended September 27, 2009 from $174.0 million for the fiscal year ended September 28, 2008.  The decrease in retail net revenues was largely due to the previously disclosed reduced volume from H. J. Heinz Company.  This reduction in volume resulted in a decrease in net revenues of approximately $19.1 million. The remaining decrease in retail net revenues is attributed to a $5.8 million decline in sales to Jenny Craig, Inc. due to the current economic downturn and their inventory management plans. For fiscal year 2009, the retail category as a percentage of net revenues decreased to 69.7% from 72.9%.

During fiscal year 2008, we entered into a five-year licensing agreement with Better Living Brands tm Alliance (the “Alliance”) for the exclusive right to produce and sell frozen entrées under the Eating Right tm and O Organics tm brands.  The mission of the Alliance is to provide health and wellness food and beverage solutions via its two proven multi-category lifestyle brands.  We paid a one-time $1.25 million licensing fee in two installments, $1.0 million in May 2008 and $250,000 in May 2009.  In addition, we made royalty fee prepayments of $125,000 each in May 2008 and in October 2008.  The agreement is renewable for two five-year terms.  For fiscal year 2009, amortization expense related to the licensing fee was $226,000.

Foodservice net revenues increased $8.2 million (or 18.6%) to $52.3 million for fiscal year 2009 from $44.1 million for fiscal year 2008 due to the anticipated increased sales to an existing customer as well as sales to a new customer. For fiscal year 2009, the foodservice category as a percentage of net revenues increased to 24.9% from 18.5%.  On September 30, 2009, we entered into a sales and distribution agreement with J. R. Simplot Company which designated J. R. Simplot as the exclusive distributor of a certain number of our products to some of the nation’s largest foodservice accounts. We continue to increase our sales efforts in this category and believe that foodservice represents a significant opportunity for us in 2010 and beyond.

Airline net revenues decreased $9.6 million (or 46.4%) to $11.1 million for fiscal year 2009 from $20.7 million for fiscal year 2008. Due to continued efforts in the airline industry to cut costs, airline net revenues may continue to decrease in future periods. For fiscal year 2009, the airline category as a percentage of net revenues decreased to 5.3% from 8.7% as we continue our transition to opportunities outside of this category.

Although calendar 2010 will present challenges it will also have many new business opportunities.  In November 2009, H. J. Heinz Company informed us that they intend to move most of their remaining volume to self-manufacture beginning after their contract expires at the end of calendar year 2009.  We are currently projecting a further revenue reduction of approximately $18 million, in current H. J. Heinz Company products, for fiscal year 2010, beginning in the second quarter.  We will produce some product for H. J. Heinz Company on an on-going basis after the contract expires and are continuing to work with them on potential new products.  It is our objective to offset any lost H. J. Heinz Company business during calendar 2010 with higher margin sales in the retail and foodservice segments from both our existing new product and customer pipeline and our new arrangement with J. R. Simplot.

Gross Profit.  Gross profit for fiscal year 2009 decreased by $3.7 million (12.6%) to $25.6 million from $29.3 million for fiscal year 2008.  Gross profit as a percentage of revenues decreased slightly to 12.2% for the fiscal year ended September 27, 2009 from 12.3% for the fiscal year ended September 28, 2008 due primarily to lower margins in our fourth quarter of fiscal year 2009 which resulted from higher overhead costs as a percentage of net revenues on lower sales volume as well as minor price reductions to some of our largest customers.  Prior to our fourth quarter, our gross profit as a percentage of revenues was higher than fiscal year 2008 due largely to higher margin sales mix along with increased efficiencies and yields, favorable commodity prices, lower freight charges, lower product development costs and modest increases in sales prices to several customers, offset partially by higher overhead costs as a percentage of net revenues on lower sales volume. In addition, in order to improve our gross profit margins, we continue to analyze our lower margin accounts and expect to move away from some of the accounts that do not meet our profit objectives towards higher margin business currently available to us.

Selling, General and Administrative Expenses.  SG&A expenses increased $1.3 million (or 15.3%) to $10.0 million, or 4.8% of net revenues, for fiscal year 2009 from $8.6 million, or 3.6% of net revenues, for fiscal year 2008. SG&A expenses were driven by higher brokerage and licensing fees ($461,000) stemming predominately from higher sales to Safeway Inc. and higher professional and legal fees relating primarily to litigation ($878,000) described in Item 3 of this report.

Operating Income.  Operating income decreased $5.0 million (24.4%) to $15.6 million for fiscal year 2009 from $20.6 million for fiscal year 2008.  The decrease in operating income was the result of the decrease in gross profit and an increase in SG&A expenses as noted above.

Interest and Other (Income) Expense, net.  Interest expense decreased $1.4 million (37.8%) for fiscal year 2009 to $2.3 million from $3.7 million for fiscal year 2008 due to lower debt balances and lower variable interest rates.

Income Tax Provision.  Income tax expense was $5.0 million for fiscal year 2009 compared to $6.6 million for fiscal year 2008.  The difference was a result of income before taxes decreasing $3.7 million from $17.0 million for fiscal year 2008 to $13.3 million during fiscal year 2009.  The effective tax rates were 37.6% and 39.1% for fiscal years 2009 and 2008, respectively.

Net Income. Net income for fiscal year 2009 was $8.3 million, or $0.52 per basic and diluted share, compared to net income of $10.3 million, or $0.66 per basic share and $0.65 per diluted share for fiscal year 2008.

We currently expect to continue profitable operations primarily through (a) growing revenues from profitable product lines, increasing our customer base and replacing lower margin accounts; (b) improving gross margins by increasing prices to customers where appropriate, streamlining additional costs and continuing to leverage our manufacturing and storage facilities to improve manufacturing efficiency; and (c) reducing future interest costs on outstanding debt through permitted pre-payments on our debt.  However, no assurance can be given that we will be successful in any of these initiatives.  As discussed in “Risk Factors” contained in Item 1A of this report, we may be unable to improve our operating results if we suffer a decline in our manufacturing efficiency, the loss of major customers, continued cost-cutting measures in the airline industry, adverse changes in our operating costs or raw materials costs or other adverse changes to our business.

Fiscal Year Ended September 28, 2008 Compared to Fiscal Year Ended September 30, 2007

	Fiscal Year Ended				Change 2008 vs 2007
	September 28, 2008		September 30, 2007		Dollar Variance	% Variance
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Favorable (Unfavorable)	Favorable (Unfavorable)
(Dollars in thousands)

Net revenues	$238,780	100.0%	$192,642	100.0%	$46,138	24.0%

Cost of sales	209,517	87.7	172,694	89.6	(36,823)	(21.3)

Gross profit	29,263	12.3	19,948	10.4	9,315	46.7

Selling, general and administrative expenses	8,647	3.6	8,047	4.2	(600)	(7.5)

Operating income	20,616	8.6	11,900	6.2	8,716	73.2

Interest and other (income) expense, net	3,663	1.5	4,389	2.3	726	16.5

Income before income taxes	16,953	7.1	7,511	3.9	9,442	125.7

Income tax provision	6,632	2.8	2,949	1.5	(3,683)	(124.9)

Net income	$10,321	4.3%	$4,562	2.4%	$5,759	126.2%

Net Revenues.  Net revenues for fiscal year 2008 increased $46.2 million (or 24.0%) to $238.8 million from $192.6 million for fiscal year 2007, driven predominately by increases in volume and new products from new and existing customers as noted below.

Retail net revenues increased $59.6 million (or 52.1%) to $174.0 million for fiscal year 2008 from $114.4 million for fiscal year 2007.  The increase in retail net revenues was due in part to higher sales to H. J. Heinz Company and Safeway Inc. Increases in sales to H. J. Heinz Company and Safeway Inc. were 144.9% and 80.2%, respectively, versus the prior year. For fiscal year 2008, the retail category as a percentage of net revenues increased to 72.9% from 59.4%.

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

Selling, General and Administrative Expenses.  SG&A expenses increased $600,000 (or 7.5%) to $8.6 million, or 3.6% of net revenues, for fiscal year 2008 from $8.0 million, or 4.2% of net revenues, for fiscal year 2007.  SG&A expenses were driven by higher brokerage fees due to higher retail sales, increased salaries and higher legal fees.  These increases were partially offset by lower professional service fees, primarily related to a $600,000 decrease in fees for Sarbanes-Oxley requirements.

Operating Income.  Operating income increased $8.7 million (73.1%) to $20.6 million for fiscal year 2008 from $11.9 million for fiscal year 2007.  The increase in operating income was the result of improvements in net revenues and gross profit margins as noted above.

Interest and Other (Income) Expense, net.  Interest expense decreased $700,000 (15.9%) for fiscal year 2008 to $3.7 million from $4.4 million for fiscal year 2007 due to lower variable interest rates and lower debt balances.

Income Tax Provision.  Income tax expense was $6.6 million for fiscal year 2008 compared to $2.9 million for fiscal year 2007.  The difference was a result of income before taxes increasing $9.5 million from $7.5 million for fiscal year 2007 to $17.0 million during fiscal year 2008.  The effective tax rates were 39.1% and 39.3% for fiscal years 2008 and 2007, respectively.  The effective tax rate for the fiscal year 2008 did not materially differ from the statutory rate.

Net Income. Net income for fiscal year 2008 was $10.3 million, or $0.66 per basic share and $0.65 per diluted share, compared to net income of $4.6 million, or $0.30 per basic share and $0.29 per diluted share for fiscal year 2007.

Liquidity and Capital Resources

For fiscal years ended 2009 and 2008, our operating activities provided cash of $14.7 million and $10.7 million, respectively.  Cash generated from operations before working capital changes for fiscal year 2009 was $12.2 million.  Cash generated by changes in working capital was $2.5 million for fiscal year 2009 and resulted from decreases in accounts receivable and inventory of $2.4 million and $2.0 million, respectively, as well as an increase in accrued liabilities of $71,000.  This was partially offset by a decrease in accounts payable of $1.8 million and an increase in prepaid expenses and other assets and $98,000. At September 27, 2009, we had working capital of $23.6 million compared to working capital of $26.3 million at September 28, 2008.  We were able to fund our operations during fiscal year 2009 internally, without increasing our external debt, by executing the cash management procedures noted above.

During fiscal year 2009, our investing activities, consisting primarily of an acquisition of wastewater capacity units for our plant No. 1 in Vernon, California, and capital expenditures of $1.1 million and $2.1 million, respectively, resulted in a net use of cash of approximately $3.1 million, compared to a net use of cash of approximately $1.3 million during fiscal year 2008.  The wastewater capacity units, which are required by California law, and the property and equipment additions were made to accommodate additional business opportunities, meet anticipated growth and improve operating efficiency. We anticipate that cash generated from operating activities and borrowing availability under our existing credit facilities will fund revenue growth and working capital needs in the near term.

We believe that our cash and financial liquidity positions are sufficient to fund current working capital needs and future growth initiatives.  Our current financing, at favorable interest rates, is in place into 2011.  We have an available revolving line of credit of $7.5 million, which we believe is adequate to meet immediate requirements.  We are scheduled to make an excess cash prepayment of $2.4 million on our Tranche A debt prior to calendar year-end.  We intend to reduce our debt with regularly scheduled debt reduction payments and additional voluntary prepayments where liquidity and loan agreements allow.

During fiscal year 2009, our financing activities used cash of $12.9 million, compared to cash used by financing activities of $4.0 million during fiscal year 2008.  The net use of cash was largely due to $4.6 million in mandatory and $7.8 million in voluntary principal payments we made on our Tranche A and Tranche B Term Loans, as well as payments on equipment loans and our capital lease obligation of $227,000 and $279,000, respectively.

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

As of September 27, 2009, the facility with GCF, reflecting principal payments and the March 9, 2007 amendment, was a $49.7 million senior secured credit facility maturing in May 2011, secured by a first priority lien on substantially all of our assets. As of September 27, 2009, the facility was structured as a $7.5 million non-amortizing revolving loan, a $26.5 million amortizing Tranche A Term Loan and a $15.7 million non-amortizing Tranche B Term Loan. The facility bears interest, adjustable quarterly, at the London Inter Bank Offered Rate (“LIBOR”) plus the Applicable Margin (listed below) for LIBOR loans or, at our option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus an applicable margin, as follows:

	Total Debt to EBITDA Ratio for Last Twelve Months	Applicable Margin for Alternate Base Rate Loans	Applicable Margin for LIBOR Loans
		Revolving Loan	Revolving Loan	Tranche A Term Loan	Tranche B Term Loan

Greater than	3.00:1.00	2.50%	3.50%	3.75%	6.25%

Greater than or equal to but less than or equal to	2.00:1.00 3.00:1.00	2.25%	3.25%	3.50%	6.00%

Less than	2.00:1.00	2.00%	3.00%	3.25%	5.75%

As of September 27, 2009, our principal balances on the loans totaled $27.3 million, consisting of $14.4 million in Tranche A Term Loans and $12.9 million in Tranche B Term Loans.  At September 27, 2009, interest rates on the Tranche A Term Loans and Tranche B Term Loans were 3.5% and 6.0%, respectively.  As of September 27, 2009 and September 28, 2008, our total debt to EBITDA ratio for the last twelve months was 1.47 and 1.71, respectively and, therefore, for fiscal years 2009 and 2008, we qualified for the lowest applicable margin for the alternate base rate and LIBOR loans.  For fiscal year 2009, we incurred $1.9 million in interest expense, excluding amortization of deferred financing costs.  For fiscal year 2008, we incurred $3.3 million in interest expense, excluding amortization of deferred financing costs, net of $43,000 in capitalized interest.  During fiscal year ended 2009, the outstanding balance of the facility was reduced by mandatory and voluntary principal payments on the Tranche A Term Loan of $4.6 million and $5.0 million, respectively.  In addition, we also made a voluntary principal payment on the Tranche B Term Loan of $2.8 million during the first quarter of fiscal year 2009. As of September 27, 2009, we had $7.5 million available to borrow under the revolving loan, as the balance was zero.

Initial proceeds from the GCF facility, received May 16, 2006, were used to repay approximately $44.5 million in existing debt and related fees and expenses in connection with the termination of our former financing arrangements and to pay approximately $1.6 million in fees and expenses relating to the new financing.  Of these fees, $535,000 is recorded as debt discount, net of accumulated amortization, on the accompanying balance sheet as of September 27, 2009.  We recorded a pretax charge of approximately $176,000 in connection with the termination of the former financing arrangements in the third quarter of fiscal year 2006.  We paid GCF an additional $132,000 in fees and expenses on March 9, 2007 related to the second amendment, which was recorded as a debt discount.

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

We amended our existing operating lease agreements related to certain manufacturing equipment with General Electric Capital Corporation on October 2, 2006. The amended lease resulted in a three-year capital lease in the principal amount of $842,168 at a fixed interest rate of 8.15%, with a $1 bargain purchase option at the expiration of the lease. The assets acquired under this capital lease have an acquisition cost of $911,647.  On September 2, 2009, we purchased the manufacturing equipment from General Electric Capital Corporation.   As of September 27, 2009 the net book value of the assets was $387,232.

We believe that funds available to us from operations and existing capital resources will be adequate for our capital requirements for at least the next twelve months.

Contractual Obligations and Other Commitments

We are obligated to make future payments under various contracts such as debt agreements, lease obligations and other purchase obligations.

Following is a summary of our contractual obligations at September 27, 2009:

	Payments Due By Period

Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	More than 5 Years

Debt maturities	$27,697,858	$5,271,441	$22,426,417	$-	$-

Interest expense (1)	3,034,956	1,863,415	1,171,541	-	-

Operating lease obligations (2)	15,043,088	3,395,759	5,734,014	3,756,273	2,157,042

Other contractual obligations	100,000	100,000	-	-	-

Open purchase orders	15,968,561	15,968,561	-	-	-

Total contractual obligations	$61,844,463	$26,599,176	$29,331,972	$3,756,273	$2,157,042
____________
(1)	Assumes only mandatory principal pay-downs and the use of LIBOR as of September 27, 2009 on the GCF debt and fixed-rate interest payments on equipment loans and capital lease obligation.

(2)	Includes real estate leases.

The above table outlines our obligations as of September 27, 2009 and does not reflect the changes in our obligations that occurred after that date.  There have been no material changes to our obligations as of December 11, 2009.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued a standard that defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  The standard requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  The standard became effective for our fiscal year that began on September 29, 2008.  The adoption of the standard did not have a material impact on our financial position or results of operations.  As of September 27, 2009, we had financial assets in cash, which are measured at fair value using quoted prices for identical assets in an active market (Level 1 fair value hierarchy) in accordance with the standard.

In February 2008, the FASB issued changes to fair value accounting, which permits a one-year deferral of the application of fair value measurements for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The guidance partially defers the effective date of fair value measurement to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this change.  We are currently evaluating the potential impact of the changes on our financial statements.

In December 2007, the FASB issued a standard on business combinations which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  The standard also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting.  The standard amends the standard on accounting for income taxes, and requires the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.  The standard also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination.  The standard is effective on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact to us of the adoption of the standard will depend on the nature and size of any potential future acquisitions.

In December 2007, the FASB issued a standard on the accounting for noncontrolling interests, which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests.  The standard will be effective for fiscal years beginning after December 15, 2008.  We do not expect the adoption of this standard to have an impact on our financial condition or results of operations.

In April 2009, FASB issued changes regarding interim disclosures about fair value of financial instruments.  The changes enhance consistency in financial reporting by increasing the frequency of fair value disclosures from annually to quarterly.  The changes require disclosures on a quarterly basis of qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement became effective beginning with our first interim reporting period ending after June 15, 2009. The adoption of this change did not have a material impact on our results of operations or financial condition.

On May 28, 2009, the FASB issued a standard related to subsequent events.  The standard is effective for interim or annual periods ending after June 15, 2009 and establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date.  We have evaluated subsequent events through the date of issuance of these financial statements, December 11, 2009.

In June 2009, the FASB issued a standard related to the FASB accounting standards codification and the hierarchy of generally accepted accounting principles.  The standard will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this standard, the codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the codification will become non-authoritative.  This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this standard did not have a material impact on our results of operations, financial condition or cash flows.

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

Concentrations of Credit Risk.  Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  We perform on-going credit evaluations of each customer’s financial condition and generally require no collateral from our customers.  A bankruptcy or other significant financial deterioration of any customer could impact its future ability to satisfy its receivables with us.  Our allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions.  Bad debt expense and accounts receivable write-offs, net of recoveries, historically have been relatively small, as we generally transact the substantial portion of our business with large, established food or service related businesses.  For fiscal years 2009, 2008 and 2007, our write-offs, net of recoveries, to the allowance for doubtful accounts were approximately $2,000, $20,000 and $9,000, respectively.

A significant portion of our total net revenues during the last two fiscal years was derived from four customers.  Jenny Craig, Inc., Panda Restaurant Group, Inc., Safeway Inc. and H. J. Heinz Company, Inc., accounted for approximately 25%, 22%, 17% and 12%, respectively of our net revenues for fiscal year 2009 and approximately 24%, 16%, 13% and 18%, respectively, of our net revenues for fiscal year 2008.  Receivables related to Jenny Craig, Inc., Panda Restaurant Group, Inc. (through its distributors), Safeway Inc. and H. J. Heinz Company accounted for approximately 21%, 37%, 20% and 6%, respectively of our total accounts receivable balance at September 27, 2009 and approximately 20%, 16%, 12% and 21%, respectively, of our total accounts receivable balance at September 28, 2008.

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

Goodwill.  We evaluate goodwill at least annually for impairment.  We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data.  At September 27, 2009, we had goodwill of $12.2 million.  A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

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

We adopted the provisions of FASB guidance on accounting for uncertainty of income taxes on October 1, 2007.  The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with the standard on accounting for income taxes.  This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of the implementation of the guidance, we recorded no increase in the liability for unrecognized tax benefits, and the balance of unrecognized tax benefits was zero at September 27, 2009.

We have also adopted the accounting policy that interest and penalties recognized are classified as part of income taxes.  No interest and penalties were recognized in the statement of income for fiscal year 2009.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk – Obligations.  We are subject to interest rate risk on variable interest rate obligations.  A hypothetical 10% increase in average market interest rates would increase by approximately $134,000 the annual interest expense on our debt outstanding as of September 27, 2009.  We are also subject to interest rate risk on our fixed interest rate obligations.  Based upon outstanding amounts of fixed rate obligations as of September 27, 2009, a hypothetical 10% decrease in average market interest rates would increase the fair value of outstanding fixed rate debt by approximately $2,000.

ITEM 8.	Financial Statements and Supplementary Data

See the index to financial statements included in Part IV, Item 15.  The supplementary financial information required by Item 302 of Regulation S-K is contained in Note 12 of the notes to financial statements included in this report.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Not applicable

ITEM 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 27, 2009, that the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management’s report in this report.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 27, 2009, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our directors and executive officers as of December 11, 2009.

Name	Age	Positions Held	Director Since

James Rudis	60	Chairman of the Board, President, Chief Executive Officer and Director	1995
Tracy E. Quinn	55	Interim Chief Financial Officer	-
Richard A. Horvath	63	Senior Vice President and Secretary	-
Harold Estes(1)	69	Director	2002
Geoffrey A. Gerard(1)(2)(3)	64	Director	2002
Alexander Auerbach(2)(3)	65	Director	2004
Alexander Rodetis, Jr.(1)	67	Director	2004
____________

(1)	Member of audit committee.
(2)	Member of compensation committee.
(3)	Member of nominating and governance committee.

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

Tracy E. Quinn has served as our Interim Chief Financial Officer since September 2007.  Ms. Quinn filled various senior-level finance and operating positions for the H. J. Heinz Company prior to taking early retirement in 2005 after 21 years with that company. At Heinz, she served as Corporate Controller and Chief Accounting Officer; Vice President-Finance with one of its U.S. frozen foods divisions; Vice President-Strategy Development at the corporate level; Managing Director of its U.S. infant foods business unit; and Chief Financial Officer or Chief Executive Officer of various Heinz international operations.

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

Alexander Rodetis, Jr. was appointed to our board of directors in September 2004. Mr. Rodetis is currently President and co-founder of Fairway Financial Services LLC, organized in October 2005 and currently engaged to provide financial and due diligence guidance to bank and non-bank lending institutions as well as to companies seeking solutions to their corporate finance requirements. In addition, Mr. Rodetis is President of Pegasus Financial Services, L.L.C., which he founded in September 1996 and is currently engaged, on a project basis, to perform loan reviews and credit assessments for the loan portfolio of a community bank located on the East Coast. Mr. Rodetis has been in the financial services community for over thirty-five years. Mr. Rodetis had been the Marketing and Strategic Planning Coordinator of the Daley-Hodkin Group from March 2004 to September 2007, a business valuation, asset disposition and consulting organization and previously held the position of Inventory Appraisal Business Head for the Group. He served as Senior Vice President of General Motors Acceptance Corporation’s Commercial Finance Division from 2002 to 2003, where he co-founded the Special Assets Group. From 1998 to 2002, Mr. Rodetis served as Executive Vice President of the Merchants Bank of New York, where he co-founded the asset-based lending corporation for the bank. Prior to that, he served as Vice President of Fremont Financial Corp. and of National Westminster Bancorp and held various credit and marketing positions at other banking institutions, including The Chase Manhattan Bank and Citibank North America, Inc. Mr. Rodetis earned a B.S. in Accounting, a B.A. in Business Administration and an M.B.A. in finance from Fairleigh Dickinson University. He has also completed financial analysis and corporate finance courses at The Harvard School of Business.

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

Code of Ethics

Our board of directors has adopted a code of ethics that applies to all of our directors, officers and employees.  The code of ethics constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and is our “code of conduct” within the meaning of the listing standards of NYSE AMEX.  We will provide a copy of our code of ethics to any person without charge, upon written request to Overhill Farms, Inc., Attention:  Investor Relations, 2727 East Vernon Avenue, Vernon, California 90058.

Audit Committee Composition

During fiscal year 2009, our audit committee was composed of Messrs. Rodetis, Gerard and Estes, with Mr. Rodetis serving as the committee chairman.  Our board of directors has determined that Mr. Rodetis is an “audit committee financial expert” and that each of Messrs. Rodetis, Gerard and Estes are “independent” as defined in Sections 803A and 803B of the NYSE AMEX listing standards.

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

Based solely upon a review of copies of the reports furnished to us during the fiscal year ended September 27, 2009 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock (“reporting persons”) that no other reports were required, we believe that, during fiscal year 2009, except as set forth below, all Section 16(a) filing requirements applicable to our reporting persons were met.

Alexander Auerbach filed one late Form 4 reporting a single transaction.

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

From time to time we also offer alternative sources of compensation, such as stock options, to our executive officers. Options provide executive officers with the opportunity to buy and maintain an equity interest in our company and to share in the appreciation of the value of our common stock. In addition, if a participant were to leave prior to the exercise of the participant’s options, the unexercised options would be forfeited after the expiration of the period specified in the options. This makes it more difficult for competitors to recruit key employees away from us. We believe that option grants afford a desirable long-term compensation method because they closely align the interests of our management and other employees with stockholder value and motivate officers to improve our long-term stock performance.  No stock options were granted in fiscal year 2009.

Section 162(m) of the Internal Revenue Code places a limit on the amount of compensation that may be deducted in any year with respect to each of our named executive officers.  It is our policy that, to the extent possible, compensation will be structured so that the federal income tax deduction limitations will not be exceeded.

Executive Compensation for Fiscal Year 2009

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

For fiscal year 2009, our compensation for named executives consisted of base salary, discretionary bonuses and perquisites.  No stock options or other equity incentives were granted.

Our board of directors, upon recommendation of our compensation committee, has approved bonuses for each executive officer for fiscal year 2009.  The primary criteria used in determining bonuses related to our overall performance, progress on strategic objectives and each individual’s contribution to that performance.

During fiscal year 2009, although our net revenues decreased by $28.9 million, our gross profit as a percentage of net revenues remained relatively constant at 12.2%.  We also strengthened our balance sheet and improved our capital and liquidity positions by decreasing our overall debt by $12.9 million.  As a result, Mr. Rudis received a total bonus of $177,850, Ms. Quinn received a total bonus of $57,350 and Mr. Horvath received a total bonus of $29,716.  Further information regarding executive bonuses is contained below under the heading “Executive Bonuses.”

Executive Bonuses

Upon recommendation of the compensation committee, our board of directors approved bonuses for fiscal year 2009 for our named executive officers, based upon their contributions to our success during fiscal year 2009.  The bonuses will be paid in fiscal year 2010.

For fiscal year 2009, Mr. Rudis served as our Chairman of the Board of Directors, Chief Executive Officer and President.  As part of the function of all three roles, Mr. Rudis served as the relationship manager to stockholders, lenders and all four of our previously disclosed significant customers.  In addition to setting the long-term strategy for us, Mr. Rudis was responsible for our overall profitability and maintained a close working relationship with all significant parties to help ensure positive results were achieved.

For fiscal year 2009, Ms. Quinn served as our Interim Chief Financial Officer and was responsible for overseeing all of our accounting practices and policies as well as directing our financial strategy and forecasts. Under Ms. Quinn’s leadership as Interim Chief Financial Officer, we were able to reduce our debt by additional voluntary payments of $7.8 million during fiscal year 2009.

For fiscal year 2009, Mr. Horvath served as the relationship manager with numerous customers.  In addition, Mr. Horvath also served as our Vice-President of Human Resources and Administration.  In his dual roles, Mr. Horvath ensured resources were available to complete customer orders.

To determine the amounts of the executive bonuses for fiscal year 2009, the compensation committee considered these individual accomplishments and also reviewed some of the Company’s more significant financial benchmarks, including but not limited to net revenue growth, gross margin improvement, earnings per share, cash flow and earnings before interest, taxes, depreciation and amortization (“EBITDA”).

For the fiscal year ended September 27, 2009, amid a severe economic downturn and the loss of $19.1 million in revenues from H. J. Heinz Company, Inc., we were able to remain profitable and not violate any of our debt covenants.  Although our net revenues and gross profit decreased $28.9 million and $3.7 million, respectively, in fiscal year 2009 compared to fiscal year 2008, our gross profit as a percentage of revenue remained relatively flat, decreasing only 0.1%.  For fiscal year 2009, we had earnings per share of $0.52 and we were able to pay down our total debt balance by $12.9 million.   Lastly, our EBITDA for fiscal year 2009 was $18.8 million.  EBITDA for the fiscal year ended September 27, 2009, was calculated using the following measurements: net income of $8.3 million; interest expense of $1.9 million; tax expense of $5.0 million; depreciation expense of $3.2 million; and amortization expense of $406,000.

The $177,850 bonus approved for James Rudis consisted of $170,500 in cash (approximately 47% of his base salary) and a $7,350 401(k) contribution. The bonus approved for Tracy E. Quinn was $57,350, consisted of $50,000 in cash (approximately 14% of her base salary) and a $7,350 401(k) contribution. The $29,716 bonus approved for Richard A. Horvath consisted of $25,000 in cash  (approximately 17% of his base salary) and a $4,716 401(k) contribution, which represented 3% of Mr. Horvath’s gross W-2 earnings for calendar year 2009.

Conclusion

Although we have adopted from time to time in the past, and may again in the future adopt, a formal bonus plan involving certain pre-established goals, we did not adopt such a plan for our executives in fiscal years 2009, 2008 and 2007.  Our policy is not to disclose target levels with respect to specific quantitative or qualitative performance-related factors or factors considered to involve confidential business information, because their disclosure would have an adverse effect on us.  The adverse effect would stem from competitive harm that would occur if we were to disclose confidential trade secrets or confidential commercial or financial information or specific customer-related targets and objectives.

Attracting and retaining talented and motivated management and employees is essential in creating long-term stockholder value. Offering a competitive, performance-based compensation program helps to achieve this objective by aligning the interests of executive officers and other key employees with those of stockholders.  We believe that our fiscal year 2009 compensation program met this objective.

Summary Compensation Table

The following table sets forth for fiscal years 2009, 2008 and 2007 compensation awarded or paid to Mr. James Rudis, our Chairman, Chief Executive Officer and President, Ms. Tracy E. Quinn, our Interim Chief Financial Officer, and Mr. Richard A. Horvath, our Senior Vice President and Secretary, for services rendered to us.  Messrs. Rudis and Horvath and Ms. Quinn are also referred to as “named executive officers.”  Other than as indicated in the table below, none of our executive officers received salary plus bonus in excess of $100,000 for fiscal year 2009.

Name and				All Other
Principal Positions	Year	Salary ($)	Bonus ($)	Compensation ($)		Total ($)

James Rudis,	2009	$371,178	$177,850	$227,407	(1)	$776,435
Chairman, President and	2008	352,075	251,900	196,117		800,092
Chief Executive Officer	2007	306,006	56,700	188,573		551,279

Tracy E. Quinn,	2009	360,000	57,350	$80,253	(2)	497,603
Interim Chief Financial	2008	358,269	6,900	120,290		485,459
Officer	2007	22,500	675	—		23,175

Richard A. Horvath,	2009	157,200	29,716	—		186,916
Senior Vice President	2008	149,886	25,552	—		175,438
and Secretary	2007	147,191	19,851			167,042

(1)	Mr. Rudis received certain perquisites and other personal benefits in fiscal year 2009, which consist of the following:
a.	Premium paid of $17,966 for term life insurance for the benefit of Mr. Rudis’ spouse; and
b.
Mr. Rudis maintains offices in both Vernon, California and New York. $209,442 represents perquisites or other benefits relating to payment of or reimbursement for commuting expenses between New York and California, including $155,532 for airfare, $29,590 for lodging and $24,320 for transportation, meals and other miscellaneous expenses.

(2)	Ms. Quinn received certain perquisites and other personal benefits in fiscal year 2009, which consist of the following:
a.
Ms. Quinn maintains her principal residence in Pennsylvania.  $80,253 represents perquisites or other benefits relating to payment of or reimbursement for commuting expenses between Pennsylvania and California, including $49,464 for airfare, $21,317 for lodging and $9,472 for transportation, meals and other miscellaneous expenses.

Executive Employment Agreements and Arrangements

James Rudis

Mr. Rudis’ employment agreement will expire on December 31, 2009.  On December 3, 2009, our board of directors approved a modification and extension for Mr. Rudis’ employment agreement.  Both the board and Mr. Rudis have agreed in principal to the terms of the modification and extensions.  The agreement is subject to execution of a final agreement expected no later than December 31, 2009.  The new agreement is to be effective starting on January 1, 2010 and will expire on December 31, 2012.  After the initial term, the relationship will be at-will and may be terminated by us at any time or by Mr. Rudis upon at least 60 days’ written notice. Upon termination, Mr. Rudis would be entitled to receive accrued and unpaid base salary, unreimbursed business expenses and accrued but unused vacation and unused sick pay.

Mr. Rudis’ base salary, as of September 27, 2009, was $362,174 per year.  Mr. Rudis’ amended base salary, based on the new agreement, will be $450,000 and we will review his compensation annually and increase it in a percentage not less than that of the annual increase in the cost of living.  The employment agreement contains a modified covenant by Mr. Rudis not to compete with us during the term of his employment and for a period of one year thereafter.  We have agreed to provide at our expense a $1.0 million life insurance policy on Mr. Rudis’ life, payable to a beneficiary of his choice, and to pay to him up to $800 per month for an automobile lease and to reimburse him for all operating expenses relating to the leased automobile.  In addition, if Mr. Rudis chooses not to participate in our existing group medical insurance plan, we have agreed to reimburse him for health insurance premiums he pays through the term of the employment agreement and any extensions for him and his immediate family, up to the amounts he paid for such coverage immediately prior to the effective date of the employment agreement.  Mr. Rudis’ maintains four weeks vacation time annually, at his option, Mr. Rudis can accrue vacation time beyond each year or be paid in cash for all or part of any unused vacation days.  On execution of the agreement, Mr. Rudis will receive a signing bonus of $50,000.

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

In addition, Mr. Rudis maintains offices in both Vernon, California and New York.  As of September 27, 2009 we paid $209,442 in perquisites or other benefits relating to payment of or reimbursement for commuting expenses between New York and California.  This includes $155,532 for airfare, $29,540 for lodging and $24,320 for transportation, meals and other miscellaneous expenses.

Tracy E. Quinn

Ms. Quinn’s employment arrangement commenced on September 10, 2007.  The initial term of Ms. Quinn’s employment was for 90 days, but is reviewable by us every 30 days, and terminable at-will by either party.   Ms. Quinn receives a monthly base salary of $30,000.  In addition, we have agreed to pay or reimburse Ms. Quinn for all reasonable travel expenses from the Pittsburgh, Pennsylvania area to southern California and all reasonable living expenses while she is conducting business on our behalf in southern California.  As of September 27, 2009, we paid  $80,253 in perquisites or other benefits relating to payment of or reimbursement for commuting expenses between Pennsylvania and California, including $49,464 for airfare, $21,317 for lodging and $9,471 for transportation, meals and other miscellaneous expenses.

Richard A. Horvath

Mr. Horvath receives an annual base salary of $150,000 and an automobile allowance of $600 per month.  Our board of directors determines Mr. Horvath’s discretionary bonus based on performance and his contributions to our success.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding the number of shares of common stock underlying options held by the named executive officers at September 27, 2009.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

James Rudis	300,000	-	$1.60	(1)
	69,136	-	1.47	(2)
	10,288	-	1.50	(2)
	10,288	-	2.00	(2)
	10,288	-	2.50	(2)

Tracy E. Quinn	-	-	-	-

Richard A. Horvath	20,000	-	$1.60	(1)
	7,000	-	1.47	(2)
___________
(1)	Option expiration date is September 30, 2012.

(2)	Option expiration date is February 1, 2015.

Potential Payments Upon Termination or Change in Control

Executive Employment Agreements and Arrangements.  We have entered into agreements with our named executive officers that provide certain benefits upon the termination of their employment under certain prescribed circumstances.  Those agreements are described above under “ Executive Employment Agreements and Arrangements.”

Calculation of Potential Payments upon Termination or Change of Control. In accordance with the rules of the Commission, the following table presents our estimate of the benefits payable to the named executive officers under their employment agreements or arrangements assuming that their service to us terminated on September 25, 2009, the last business day of fiscal year 2009, under the following circumstances:  (A) a change in control occurred, as defined under Mr. Rudis’s employment agreement; (B) a qualifying termination occurred, which is a termination by Mr. Rudis for “good reason” or by us without “cause” under his employment agreement; or (C) a non-qualifying termination occurred, which is a voluntary resignation by Mr. Rudis for other than “good reason,” by us for “cause,” as defined under Mr. Rudis’s employment agreement, or by us prior to renewal as provided in the executive employment agreements or by us upon Mr. Rudis’s death or disability, or any termination of Ms. Quinn or Mr. Horvath.

Name	Trigger	Salary and Bonus		Continuation of Benefits		Total Value (5)

James Rudis	Change in Control	$300,000	(1)	$-		$300,000

	Qualifying Termination	668,121	(2)	41,451	(3)	709,572

	Non-Qualifying Termination	128,854	(4)	-		128,854

Tracy E. Quinn	Change in Control	-		-		-

	Qualifying Termination	-		-		-

	Non-Qualifying Termination	13,015	(4)	-		13,015	(4)

Richard A. Horvath	Change in Control	-		-		-

	Qualifying Termination	-		-		-

	Non-Qualifying Termination	4,780	(4)	-		4,780	(4)

____________

(1)	Pursuant to Mr. Rudis’ employment agreement, Mr. Rudis is entitled to a $300,000 lump sum change in control payment.

(2)
Includes base salary for the remainder of the term of employment or twelve months, whichever is longer, any bonus earned through the date of termination, accrued but unused vacation and unused sick pay.

(3)	Includes monthly premiums required to maintain his health insurance for the remainder of the term of employment or twelve months, whichever is longer.

(4)	Includes accrued base salary, accrued but unused vacation and unused sick pay.

(5)	Excludes the value to the executive of the continuing right to indemnification and continuing coverage under our directors’ and officers’ liability insurance, if applicable.

Director Compensation

Non-employee directors are entitled to cash payments of $2,500 per month in consideration for their service on our board of directors.  We may also periodically award options to our directors under our existing option and stock plans or otherwise.

Mr. Rudis was compensated as a full-time employee and officer and received no additional compensation for service as a board member during fiscal year 2009.  Information regarding the compensation awarded to Mr. Rudis is included in the “Summary Compensation Table” above.

Director Compensation Table

The following table summarizes the compensation of our directors for the year ended September 27, 2009:

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)

Geoffrey A. Gerard	$30,000	$—	$30,000
Alexander Auerbach (3)	30,000	—	30,000
Alexander Rodetis, Jr.	30,000	—	30,000
Harold Estes	30,000	—	30,000
__________
(1)
For a description of annual director fees, see the disclosure above under “Director Compensation.” The value of perquisites and other personal benefits was less than $10,000 in aggregate for each director.

(2)	There were no stock options awarded during fiscal 2009. Outstanding options held by each director as of September 27, 2009 are as follows:
•	Geoffrey A. Gerard – 27,000 options, which are fully vested.
•	Alexander Auerbach – 25,000 options, which are fully vested.
•	Alexander Rodetis, Jr. – 25,000 options, which are fully vested.

(3)
Mr. Auerbach’s firm, Alexander Auerbach & Co., also provides us with public relations and marketing services, for which we paid $51,000 with respect to fiscal year 2009.  See “Certain Relationships and Related Transactions, and Director Independence” in Item 13 of this report.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2009, the compensation committee was composed of Messrs. Auerbach and Gerard, with Mr. Auerbach serving as the committee chairman.  No director who was a member of the compensation committee during fiscal year 2009 was an officer or employee of Overhill Farms, Inc. during fiscal year 2009, was formerly an officer of Overhill Farms, Inc., or had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K under the Securities Act of 1933, as amended, except that as disclosed in Item 13 of this report, Mr. Auerbach is a stockholder, director and officer of a company that provided us with public relations and marketing services in exchange for fees that constituted more than 5%, or approximately $51,000, for our fiscal year 2009, of that company’s gross revenues for its fiscal year ended January 31, 2009.

During fiscal year 2009, none of our executive officers served as a member of a compensation committee of another entity (or other board committee of such company performing similar functions or, in the absence of any such committee, the entire board of directors of such corporation), one of whose executive officers serves on our compensation committee.  During 2009, none of our executive officers served as a director of another entity, one of whose executive officers served on our compensation committee.  During fiscal year 2009, none of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served as a director of our company.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management, and based on that review and discussion, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K for the fiscal year ended September 27, 2009.

Respectfully submitted,
Compensation Committee
Alexander Auerbach, Chairman
Geoffrey A. Gerard

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 11, 2009, a total of 15,823,271 shares of our common stock were outstanding.  The following table sets forth certain information as of that date regarding the beneficial ownership of our common stock by:

•	each of our directors;

•	each of the named executive officers included in the Summary Compensation Table contained in Item 11 of this report;

•	all of our directors and executive officers as a group; and

•	each person known by us to beneficially own more than 5% of the outstanding shares of our common stock.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Lord Abbett & Co. LLC	2,130,127	(1)	13.5%
William Blair & Company, L.L.C	1,322,972	(2)	8.4%

Harold Estes	1,091,565	(3)	6.9%
James Rudis	605,550	(4)	3.7%
Richard A. Horvath	27,000	(5)	*
Geoffrey A. Gerard	51,000	(6)	*
Alexander Auerbach	35,000	(7)	*
Alexander Rodetis, Jr.	26,700	(8)	*
Tracy E. Quinn	-		-
All directors and executive officers as a group (7 persons)	1,750,815	(9)	10.7%
_______
*	Less than 1.0%.

(1)
Based upon Schedule 13F-HR filed with the Commission as of September 30, 2009.  The holder has sole voting power over 1,868,682 shares and sole dispositive power over 2,130,127 shares.  The address for the holder is 90 Hudson Street, Jersey City, New Jersey 07302.

(2)
Based upon Schedule 13F-HR filed with the Commission as of September 30, 2009. Includes shares owned of record by William Blair Small Cap Growth Fund, over which power to vote or dispose of the shares is held by Colin Williams, portfolio manager to the Fund, and Karl Brewer, portfolio manager to the Fund and principal of William Blair & Company, L.L.C. The address for William Blair & Company, L.L.C. is 222 W. Adams Street, Chicago, Illinois 60606.

(3)	Mr. Estes’ address is 6004 South US Highway 59, Lufkin, Texas 75901.

(4)	Includes 400,000 shares of common stock underlying options.

(5)	Includes 27,000 shares of common stock underlying options.

(6)	Includes 27,000 shares of common stock underlying options.

(7)	Includes 25,000 shares of common stock underlying options.

(8)	Includes 25,000 shares of common stock underlying options.

(9)	Includes 504,000 shares of common stock underlying options.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of September 27, 2009.

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

_______

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

In February 2004, we engaged Alexander Auerbach & Co., Inc. (“AAPR”) to provide us with public relations and marketing services.  AAPR provides public relations, media relations and communications marketing services to support our sales activities.  Alexander Auerbach, who is one of our directors, is a stockholder, director and officer of AAPR.  We paid to AAPR $51,000 for services rendered under this engagement during fiscal year 2009.  These fees totaled more than 5% of AAPR’s gross revenues for its fiscal year ended January 31, 2009.

Director Independence

NYSE AMEX rules and the charters of our board committees provide that a majority of our board of directors and all members of our audit, compensation and nominating and governance committees of our board of directors will be independent.  On an annual basis, each director and executive officer is obligated to complete a Director and Officer Questionnaire that requires disclosure of any transactions with us in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest.  Following completion of these questionnaires, the board of directors, with the assistance of the nominating and governance committee, makes an annual determination as to the independence of each director using the current standards for “independence” established by the Commission and NYSE AMEX and consideration of any other material relationship a director may have with us.

Our board of directors has determined that each of our non-employee directors is “independent” as defined in the general board independence standard contained in Section 803A of the NYSE AMEX listing standards.  Our board of directors also has determined that each of Messrs. Rodetis, Gerard,and Estes are “independent” as defined in Sections 803A and 803B of the NYSE AMEX listing standards applicable to audit committee members. In addition, our board of directors has determined that Mr. Auerbach is “independent” under Section 803A of the NYSE AMEX listing standards applicable to compensation committee members. Also, our board of directors has determined that Messrs. Gerard and Auerbach are  “independent” under Section 803A of the NYSE AMEX listing standards applicable to nominating and governance committee members.

ITEM 14.	Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements for fiscal years 2009 and 2008.

	2009	2008
Audit Fees	$430,000	$630,000
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--

Audit Fees.  Audit fees consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, and reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q and our Registration Statement on Form S-3, including amendments thereto.

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

Pre-Approval Policy

Our audit committee’s policy is to pre-approve all auditing services and permitted non-audit services to be performed for us by our independent auditors, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the audit committee prior to the completion of the audit.  During fiscal year 2009, all services performed by Ernst & Young LLP were pre-approved by our audit committee in accordance with these policies and applicable Commission regulations.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets — September 27, 2009 and September 28, 2008

Statements of Income — Years Ended September 27, 2009, September 28, 2008 and September 30, 2007

Statements of Stockholders’ Equity — Years Ended September 27, 2009, September 28, 2008 and September 30, 2007

Statements of Cash Flows — Years Ended September 27, 2009, September 28, 2008 and September 30, 2007

Notes to Financial Statements

(b)	The following exhibits are attached to or incorporated by reference herein:

Exhibit Number	Exhibit Title

3.1 (2)	Second Amended and Restated Articles of Incorporation of Overhill Farms, Inc. filed on June 1, 2009 with the Nevada Secretary of State (Exhibit 3.1)

3.2(14)	Second Amended and Restated Bylaws of Overhill Farms, Inc., adopted effective as of April 2, 2009 (Exhibit 3.1)

4.1 (1)	Form of the specimen common stock certificate of Overhill Farms, Inc. (Exhibit 4.1)

10.1 (13)
Lease dated November 15, 2008 between U.S. Growers Cold Storage, Inc. and Overhill Farms, Inc. regarding premises located at 3055 E. 44th Street, 3021 E. 44th Street, 3009 E. 44th Street and 3001 E. 44th Street Vernon, California (Exhibit 10.1)

10.2 (3)
Master Lease Agreement dated as of August 1, 2002 between General Electric Capital Corporation and Overhill Farms, Inc. and related documentation regarding freezers and various other equipment (Exhibit 10.35)

10.3 (3)
Industrial Real Estate Lease (Single-Tenant Facility) dated April 22, 1994 between Vernon Associates and Ernest Paper Products, Inc. and related addendum regarding premises located at 2727 E. Vernon Avenue, Vernon, California (Exhibit 10.86)

10.4 (3)
Sublease dated as of January 1, 2002 by and between Ernest Paper Products, Inc. and Overhill Farms, Inc. and related documents regarding premises located at 2727 E. Vernon Avenue, Vernon, California (Exhibit 10.87)

10.5 (3)
Standard Industrial/Commercial Single-Tenant Lease – Net dated January 1, 2002 by and between Vernon Associates, LLC and Overhill Farms, Inc. regarding premises located at 2727 E. Vernon Avenue, Vernon, California (Exhibit 10.88)

10.6 (3)	Addendum to Standard Industrial/Commercial Single-Tenant Lease – Net regarding premises located at 2727 E. Vernon Avenue, Vernon, California (Exhibit 10.89)

10.7 (4)	Consulting Agreement dated February 18, 2004 between Overhill Farms, Inc. and Alexander Auerbach & Co., Inc. (Exhibit 10.1)

10.8 # (13)	Amended and Restated 2002 Employee Stock Option Plan of Overhill Farms, Inc. (Exhibit 10.8)

10.9 # (13)	Amended and Restated 2005 Stock Plan of Overhill Farms, Inc. (Exhibit 10.9)

10.10 (5) #	Form of Restricted Stock Purchase Agreement Under 2005 Stock Plan (Exhibit 10.3)

10.11 (6) #	Form of Stock Option Agreement Under 2005 Stock Plan (Exhibit 10.2)

10.12 (12) #	Form of Stock Option Agreement Under 2002 Employee Stock Option Plan (Exhibit 4.7)

10.13 (7)	Senior Secured Credit Facility, dated April 17, 2006 by and among Overhill Farms, Inc., the Lenders party thereto from time to time and Guggenheim Corporate Funding, LLC (Exhibit 10.1)

10.14 (7)
First Amendment to Senior Secured Credit Facility, dated May 16, 2006, by and among Overhill Farms, Inc., Midland National Life Insurance Company, North American Company for Life and Health Insurance and Orpheus Holdings LLC and Guggenheim Corporate Funding, LLC (Exhibit 10.2)

10.15 (7)	Pledge and Security Agreement, dated as of May 17, 2006 by and among Overhill Farms, Inc., as Grantor and Guggenheim Corporate Funding, LLC as Collateral Agent (Exhibit 10.3)

10.16 (8)	Summary of Director Compensation (Exhibit 10.22)

10.17 (9)	Second Amendment to Senior Secured Credit Facility, dated as of March 9, 2007 by and among Overhill Farms, Inc., the Lenders party thereto and Guggenheim Corporate Funding, LLC (Exhibit 10)

10.18 **	Description of Employment Arrangement between Overhill Farms, Inc. and Richard A. Horvath

10.19 #(10)	Description of Employment Arrangement between Overhill Farms, Inc. and Tracy E. Quinn

10.20 #(11)	Employment Agreement, entered into as of January 10, 2008 between Overhill Farms, Inc., and James Rudis (Exhibit 10.1)

23**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2**	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
______________________

**      Filed herewith

#	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Registration Statement on Form 10 (File No. 1-16699).
(2)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2009.
(3)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.
(4)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for September 17, 2004.
(5)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for February 1, 2005.
(6)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for February 24, 2005.
(7)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for May 17, 2006 .
(8)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.
(9)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Quarterly Report on Form 10-Q for April 1, 2007.
(10)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
(11)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for January 10, 2008.
(12)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Registration Statement on Form S-8 (Registration No. 333-127022).
(13)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2008.
(14)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for April 9, 2009.

(c)	The following schedule is included herein:

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
Date: December 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Rudis	Chairman of the Board of Directors, President and Chief	December 11, 2009
James Rudis	Executive Officer (principal executive officer)

/s/ Tracy E. Quinn	Interim Chief Financial Officer (principal financial and	December 11, 2009
Tracy E. Quinn	accounting officer)

/s/ Alexander Auerbach	Director	December 11, 2009
Alexander Auerbach

/s/ Harold Estes	Director	December 11, 2009
Harold Estes

/s/ Geoffrey A. Gerard	Director	December 11, 2009
Geoffrey A. Gerard

/s/ Alexander Rodetis, Jr.	Director	December 11, 2009
Alexander Rodetis, Jr.

OVERHILL FARMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Overhill Farms, Inc.

We have audited the accompanying balance sheets of Overhill Farms, Inc. as of September 27, 2009 and September 28, 2008, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 27, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Overhill Farms, Inc. at September 27, 2009 and September 28, 2008, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Los Angeles, California
December 11, 2009

OVERHILL FARMS, INC.

BALANCE SHEETS

Assets

	September 27, 2009	September 28, 2008

Current assets:
Cash	$5,430,295	$6,637,576
Accounts receivable, net of allowance for doubtful accounts of $15,000 and zero in 2009 and 2008, respectively	17,854,041	20,253,633
Inventories	15,263,224	17,294,076
Prepaid expenses and other	1,859,173	1,492,977
Deferred income taxes	1,122,211	1,223,241
Total current assets	41,528,944	46,901,503

Property and equipment, at cost:
Fixtures and equipment	24,593,878	23,705,525
Leasehold improvements	11,394,840	10,373,256
Automotive equipment	44,607	50,854
	36,033,325	34,129,635
Less accumulated depreciation and amortization	(19,196,429)	(16,220,194)
Total property and equipment	16,836,896	17,909,441

Other non-current assets:
Goodwill	12,188,435	12,188,435
Deferred financing costs, net of accumulated amortization of $419,000 and $339,000 in 2009 and 2008, respectively	166,620	247,127
Other	2,916,475	2,173,058
Total other non-current assets	15,271,530	14,608,620

Total assets	$73,637,370	$79,419,564

The accompanying notes are an integral
part of these financial statements.

OVERHILL FARMS, INC.

BALANCE SHEETS (continued)

Liabilities and Stockholders’ Equity

	September 27, 2009	September 28, 2008

Current liabilities:
Accounts payable	$9,338,604	$11,177,686
Accrued liabilities	3,272,770	3,201,548
Current maturities of long-term debt	5,271,441	6,228,881
Total current liabilities	17,882,815	20,608,115

Long-term accrued liabilities	466,987	406,309
Deferred tax liabilities	1,899,658	1,730,185
Long-term debt, less current maturities, net of unamortized debt discount of $535,000 and $861,000 in 2009 and 2008, respectively	21,891,204	33,479,461
Total liabilities	42,140,664	56,224,070

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 50,000,000 shares, 4.43 designated as Series A Convertible Preferred Stock, 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 15,823,271 and 15,823,271 shares in 2009 and 2008, respectively	158,233	158,233
Additional paid-in capital	11,558,479	11,558,479
Retained earnings	19,779,994	11,478,782
Total stockholders’ equity	31,496,706	23,195,494

Total liabilities and stockholders’ equity	$73,637,370	$79,419,564

The accompanying notes are an integral
part of these financial statements.

OVERHILL FARMS, INC.

STATEMENTS OF INCOME

	For the Years Ended
	September 27, 2009 (52 weeks)	September 28, 2008 (52 weeks)	September 30, 2007 (52 weeks)

Net revenues	$209,877,039	$238,780,014	$192,641,574
Cost of sales	184,326,050	209,516,642	172,693,668
Gross profit	25,550,989	29,263,372	19,947,906

Selling, general and administrative expenses	9,971,692	8,647,533	8,047,433

Operating income	15,579,297	20,615,839	11,900,473

Interest expense:
Interest expense	(1,873,574)	(3,300,041)	(3,974,481)
Amortization of debt discount and deferred financing costs	(406,016)	(406,016)	(391,930)
Total interest expense	(2,279,590)	(3,706,057)	(4,366,411)

Other income (expense)	-	42,964	(22,841)

Income before income taxes	13,299,707	16,952,746	7,511,221

Income taxes	4,998,495	6,631,442	2,948,760

Net income	$8,301,212	$10,321,304	$4,562,461

Net income per share – basic	$0.52	$0.66	$0.30

Weighted-average shares outstanding – basic	15,823,271	15,747,434	15,338,038

Net income per share – diluted	$0.52	$0.65	$0.29

Weighted-average shares outstanding – diluted	16,028,698	15,992,467	15,803,109

The accompanying notes are an integral
part of these financial statements.

OVERHILL FARMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount

Balance, October 1, 2006	-	-	15,267,271	$152,673	$10,189,545	$(3,404,983)	-	$6,937,235

Exercise of stock options	-	-	353,000	3,530	442,405	-	-	445,935
Tax deduction from option exercises	-	-	-	-	485,039	-	-	485,039
Comprehensive income:
Net income	-	-	-	-		4,562,461	-	4,562,461
Unrealized loss on marketable Securities	-	-	-	-	-	-	(11,644)	(11,644)
Total comprehensive income	-	-	-	-	-		-	4,550,817

Balance, September 30, 2007	-	-	15,620,271	156,203	11,116,989	1,157,478	(11,644)	12,419,026

Exercise of stock options	-	-	203,000	2,030	292,249	-	-	294,279
Tax deduction from option exercises	-	-	-	-	149,241	-	-	149,241
Comprehensive income:
Net income	-	-	-	-	-	10,321,304	-	10,321,304
Unrealized loss on marketable securities	-	-	-	-	-	-	11,644	11,644
Total comprehensive income								10,332,948

Balance, September 28, 2008	-	-	15,823,271	158,233	11,558,479	11,478,782	-	23,195,494

Comprehensive income:
Net income	-	-	-	-	-	8,301,212	-	8,301,212
Total comprehensive income	-	-	-	-	-	-	-	8,301,212

Balance, September 27, 2009	-	$-	15,823,271	$158,233	$11,558,479	$19,779,994	$-	$31,496,706

The accompanying notes are an integral
part of these financial statements.

OVERHILL FARMS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 27, 2009 (52 weeks)	September 28, 2008 (52 weeks)	September 30, 2007 (52 weeks)

Operating Activities:
Net income	$8,301,212	$10,321,304	$4,562,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,455,560	3,138,269	2,415,229
Amortization of debt discount and deferred financing costs	406,016	406,016	391,930
(Gain) loss on asset disposals	(56,582)	66,351	35,837
Loss on recalled products	-	885,540	-
Provision (recovery) of doubtful accounts	15,000	(18,202)	(59,103)
Deferred income tax provision	270,503	(44,267)	711,270
Loss on sale of marketable securities	-	8,325	-
Impairment of marketable securities	-	-	8,329
Changes in:
Accounts receivable	2,384,592	37,989	(6,112,952)
Inventories	2,030,852	717,742	(7,128,697)
Prepaid expenses and other	(323,192)	(1,245,243)	828,384
Accounts payable	(1,839,082)	(3,827,708)	7,542,131
Accrued liabilities	71,222	219,890	374,645
Net cash provided by operating activities	14,716,101	10,666,006	3,569,464

Investing Activities:
Additions to property and equipment	(2,053,413)	(1,359,090)	(8,123,471)
Proceeds from sale of property and equipment	61,980	-	10,238
Sale of marketable securities	-	53,976	65,557
Acquisition of wastewater capacity units	(1,060,741)	-	-
Net cash used in investing activities	(3,052,174)	(1,305,114)	(8,047,676)

The accompanying notes are an integral
part of these financial statements.

OVERHILL FARMS, INC.

STATEMENTS OF CASH FLOWS (continued)

	For the Years Ended
	September 27, 2009 (52 weeks)	September 28, 2008 (52 weeks)	September 30, 2007 (52 weeks)

Financing Activities:
Borrowings under credit facility	-	1,000,000	13,000,000
Borrowings under equipment loans	-	-	692,660
Principal payments on equipment loans	(227,052)	(210,695)	(155,986)
Principal payments on credit facility	(12,364,734)	(5,000,000)	(10,360,238)
Principal payments on capital lease obligation	(279,422)	(282,009)	(280,737)
Debt discount	-	-	(132,344)
Deferred financing costs	-	-	(1,500)
Exercise of stock options, including tax benefit	-	443,520	930,974
Net cash (used in) provided by financing activities	(12,871,208)	(4,049,184)	3,692,829

Net (decrease) increase in cash	(1,207,281)	5,311,708	(785,383)
Cash at beginning of year	6,637,576	1,325,868	2,111,251
Cash at end of year	$5,430,295	$6,637,576	$1,325,868

Supplemental Schedule of Cash Flow Information:
Cash paid during the year for:
Interest	$1,997,961	$3,097,552	$3,974,659
Income taxes	$5,075,000	$6,869,000	$2,056,000

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

September 27, 2009

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

Fiscal Year

The Company utilizes a 52- to 53- week accounting period, which ends on the last Sunday of September in each fiscal year if September 30 does not fall on a Saturday, or October 1 if September 30 falls on a Saturday.  The fiscal years ended September 27, 2009, September 28, 2008 and September 30, 2007 were 52-week periods.

Deferred Financing Costs and Debt Discount

Debt financing costs are deferred and amortized as additional interest expense over the term of the related debt.  Amortization of these costs totaled $406,000, $406,000 and $392,000 for the fiscal years ended September 27, 2009, September 28, 2008 and September 30, 2007, respectively.

Financial Instruments

The fair value of financial instruments is determined by reference to market data and by other valuation techniques as appropriate.  The Company believes the carrying value of the debt approximates fair value at both September 27, 2009 and September 28, 2008, as the debt bears interest at variable rates based on prevailing market conditions.  The fair values of other financial instruments approximate their recorded values due to their short-term nature.

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

Inventory write-offs were $720,000, $1.4 million and $553,000 for fiscal years 2009, 2008 and 2007 respectively.

The Company classifies costs related to shipping as cost of sales in the accompanying statements of income.

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from three to ten years.  Leasehold improvements to the Company’s Plant No.1 in Vernon, California are amortized over the lesser of the initial lease term plus one lease extension period, initially totaling 15 years, or the estimated useful life of the assets.  Other leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets.  Depreciation is generally computed using the straight-line method.  Depreciation expense was $3.2 million, $3.0 million and $2.4 million for fiscal years 2009, 2008 and 2007, respectively.

Expenditures for maintenance and repairs are charged to expense as incurred.  The cost of materials purchased and labor expended in betterments and major renewals are capitalized.  The fixtures and equipment balances included $2.3 million and $1.7 million of construction in process at September 27, 2009 and September 28, 2008, respectively.  Costs and related accumulated depreciation of properties sold or otherwise retired are eliminated from the accounts, and gains or losses on disposals are included in operating income.

Licensing Fee

During fiscal year 2008, the Company entered into a five-year licensing agreement (with two renewable five-year terms) with Better Living Brands tm Alliance (“Alliance”) for the exclusive right to produce and sell frozen entrées under the Eating Right tm and O Organics tm brands.  The Company agreed to pay a one-time $1.25 million licensing fee that it is amortizing over five years.  For fiscal years 2009 and 2008, amortization expense related to the licensing fee was $226,000 and $84,000 respectively.  In addition, the company made royalty fee prepayments of $125,000 each in May 2008 and in October 2008 that will be applied as a credit against future earned royalties.  For fiscal years 2009 and 2008, royalty expense related to the royalty fee prepayment was $57,000 and zero, respectively.

Goodwill

Goodwill is evaluated at least annually for impairment.  The Company has one reporting unit and estimates fair value based upon a variety of factors, including discounted cash flow analysis, market capitalization and other market-based information.  The Company performed its evaluation of goodwill for impairment as of September 27, 2009, which indicated that goodwill was not impaired.

Stock Options

The Company measures the cost of all employee stock-based compensation awards based on the grant date fair value of those awards using a Black-Scholes model and records that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). No options were granted during fiscal years 2009, 2008 or 2007.  Therefore, there was no impact on the income statement or cash flow statement as a result of stock-based compensation for any of these periods.

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

The Company classifies customer rebate costs and slotting fees as a reduction in net revenues.  Fiscal year 2009 was the first year that the Company incurred slotting fees which were directly related to sales under the Alliance.  The slotting fees for fiscal year 2009 were $553,000.  Customer rebate costs were $97,000, $43,000 and $31,000 for fiscal years 2009, 2008 and 2007, respectively.

Income Taxes

Deferred income taxes are recorded using the liability method, reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company adopted the provisions of FASB guidance on accounting for uncertainty of income taxes on October 1, 2007.  The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with the standard on accounting for income taxes.  This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of the implementation of the guidance, the Company recorded no increase in the liability for unrecognized tax benefits, and the balance of unrecognized tax benefits was zero at September 27, 2009 and September 28, 2008.

The Company has also adopted the accounting policy that interest and penalties recognized are classified as part of income taxes.  No interest and penalties were recognized in the statement of income for fiscal years 2009 and 2008.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued a standard that defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  The standard requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  The standard became effective for the Company’s fiscal year that began on September 29, 2008.  The adoption of the standard did not have a material impact on the Company’s financial position or results of operations.  As of September 27, 2009, the Company had financial assets in cash, which are measured at fair value using quoted prices for identical assets in an active market (Level 1 fair value hierarchy) in accordance with the standard.

In February 2008, the FASB issued changes to fair value accounting, which permits a one-year deferral of the application of fair value measurements for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The guidance partially defers the effective date of fair value measurement to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this change.  The Company is currently evaluating the potential impact of the changes on their financial statements.

In December 2007, the FASB issued a standard on business combinations which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  The standard also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting.  The standard amends the standard on accounting for income taxes, and requires the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.  The standard also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination.  The standard is effective on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact to the Company of the adoption of the standard will depend on the nature and size of any potential future acquisitions.

In December 2007, the FASB issued a standard on the accounting for noncontrolling interests, which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests.  The standard will be effective for fiscal years beginning after December 15, 2008.  The Company expects the adoption of this standard will have no impact on their financial condition or results of operations.

In April 2009, FASB issued changes regarding interim disclosures about fair value of financial instruments.  The changes enhance consistency in financial reporting by increasing the frequency of fair value disclosures from annually to quarterly.  The changes require disclosures on a quarterly basis of qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement became effective beginning with the Company’s first interim reporting period ending after June 15, 2009. The adoption of this change did not have a material impact on the Company’s results of operations or financial condition.

On May 28, 2009, the FASB issued a standard related to subsequent events.  The standard is effective for interim or annual periods ending after June 15, 2009 and establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date.  The Company has evaluated subsequent events through the date of issuance of these financial statements, December 11, 2009.

In June 2009, the FASB issued a standard related to the FASB accounting standards codification and the hierarchy of generally accepted accounting principles.  The standard will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this standard, the codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the codification will become non-authoritative.  This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this standard did not have a material impact on the Company’s results of operations, financial condition or cash flows.

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

In February 2004, the Company engaged Alexander Auerbach & Co., Inc. (“AAPR”) to provide the Company with public relations and marketing services.  AAPR provides public relations, media relations and communications marketing services to support the Company’s sales activities.  Alexander Auerbach, who is a director and stockholder of the Company, is a stockholder, director and officer of AAPR.  The Company paid to AAPR $51,000, $41,000 and $36,000 for services rendered under this engagement during fiscal year 2009, 2008 and 2007, respectively.  These fees totaled more than 5% of AAPR’s gross revenues for its fiscal years ended January 31, 2009, 2008 and 2007, respectively.

4.	INVENTORIES

Inventories are summarized as follows:

	September 27, 2009	September 28, 2008
Raw ingredients	$6,677,662	$5,287,858
Finished product	6,658,263	9,580,980
Packaging	1,927,299	2,425,238
	$15,263,224	$17,294,076

5.	LONG-TERM DEBT

Long-term debt of the Company is summarized as follows:

	September 27, 2009	September 28, 2008

Tranche A Term Loans payable to GCF	$14,425,028	$23,989,762
Tranche B Term Loans payable to GCF	12,850,000	15,650,000
Equipment loans	422,830	649,882
Capital lease	-	279,422
	27,697,858	40,569,066

Less current maturities	(5,271,441)	(6,228,881)
Less debt discount	(535,213)	(860,724)
	$21,891,204	$33,479,461

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

As of September 27, 2009, the facility with GCF, reflecting principal payments and the March 9, 2007 amendment, was a $49.7 million senior secured credit facility maturing in May 2011, secured by a first priority lien on substantially all of the Company’s assets. As of September 27, 2009, the facility was structured as a $7.5 million non-amortizing revolving loan, a $26.5 million amortizing Tranche A Term Loan and a $15.7 million non-amortizing Tranche B Term Loan. The facility bears interest, adjustable quarterly, at the London Inter Bank Offered Rate (“LIBOR”) plus the Applicable Margin for LIBOR loans or, at the Company’s option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus the Applicable Margin for Alternate Base Rate Loans, as follows:

	Total Debt to EBITDA Ratio for Last Twelve Months	Applicable Margin for Alternate Base Rate Loans	Applicable Margin for LIBOR Loans
		Revolving Loan	Revolving Loan	Tranche A Term Loan	Tranche B Term Loan

Greater than	3.00:1.00	2.50%	3.50%	3.75%	6.25%

Greater than or equal to but less than or equal to	2.00:1.00 3.00:1.00	2.25%	3.25%	3.50%	6.00%

Less than	2.00:1.00	2.00%	3.00%	3.25%	5.75%

As of September 27, 2009, the Company’s principal balances on the loans totaled $27.3 million, consisting of $14.4 million in Tranche A Term Loans and $12.9 million in Tranche B Term Loans.  At September 27, 2009, interest rates on the Tranche A Term Loans and Tranche B Term Loans were 3.5% and 6.0%, respectively.  As of September 27, 2009 and September 28, 2008, the Company’s total debt to EBITDA ratio for the last twelve months was 1.47 and 1.71, respectively and, therefore, for fiscal years 2009 and 2008, the Company qualified for the lowest applicable margin for the alternate base rate and LIBOR loans.  For fiscal year 2009, the Company incurred $1.9 million in interest expense, excluding amortization of deferred financing costs.  For fiscal year 2008, the Company incurred $3.3 million in interest expense, excluding amortization of deferred financing costs, net of $43,000 in capitalized interest.  During fiscal year 2009, the outstanding balance of the facility was reduced by mandatory and voluntary principal payments on the Tranche A Term Loan of $4.6 million and $5.0 million, respectively.  In addition, the Company also made a voluntary principal payment on the Tranche B Term Loan of $2.8 million during the first quarter of fiscal year 2009. As of September 27, 2009, the Company had $7.5 million available to borrow under the revolving loan, as the balance was zero.

Initial proceeds from the GCF facility, received May 16, 2006, were used to repay approximately $44.5 million in existing debt and related fees and expenses in connection with the termination of the Company’s former financing arrangements and to pay approximately $1.6 million in fees and expenses relating to the new financing.  Of these fees, $535,000 is recorded as debt discount, net of accumulated amortization, on the accompanying balance sheet as of September 27, 2009.  The Company recorded a pretax charge of approximately $176,000 in connection with the termination of the former financing arrangements in the third quarter of fiscal year 2006.  The Company paid GCF an additional $132,000 in fees and expenses on March 9, 2007 related to the second amendment, which was recorded as a debt discount.

The GCF facility contains covenants whereby, among other things, the Company is required to maintain compliance with agreed levels of earnings before interest, taxes, depreciation and amortization, interest coverage, fixed charge coverage, leverage targets, annual capital expenditures and incremental indebtedness limits.

Mandatory prepayments under the facility are required based on excess cash flow, as defined in the agreement, and upon receipt of proceeds from a disposition or payment from a casualty or condemnation of the collateralized assets, and voluntary prepayments under the facility are generally permitted as provided in the agreement.  For fiscal year 2009, the Company is required to make an excess cash prepayment of $2.4 million on its Tranche A debt.  The prepayment amount is included in the current maturities of long-term debt as it will be paid prior to calendar year end.  The facility also contains customary restrictions on incurring indebtedness and liens, making investments, repurchasing shares, paying dividends and making loans or advances.

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

The Company amended its existing operating lease agreements with General Electric Capital Corporation on October 2, 2006. The amended lease resulted in a three-year capital lease in the principal amount of $842,168 at a fixed interest rate of 8.15%, with a $1 bargain purchase option at the expiration of the lease, which occurred in September 2009.  The assets acquired under this capital lease have an acquisition cost of $911,647.  As of September 27, 2009 the net book value of the assets was $387,232.

As of September 27, 2009, the Company was in compliance with the covenant requirements of the agreement with GCF.  The Company believes it is probable that it will remain in compliance with all of those covenant requirements for the foreseeable future.  However, if the Company fails to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under its financing arrangements could result and interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect its financial condition, results of operations and cash flows.

Mandatory payments on the Company’s long-term debt as of September 27, 2009 were as follows:

2010	5,271,441
2011	22,417,817
2012	8,600
Total payments	$27,697,858

6.	STOCKHOLDERS' EQUITY

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

A summary of the Company’s stock option activity and related information follows:

	For the Fiscal Years Ended
	September 27,		September 28,		September 30,
	2009		2008		2007
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	521,000	$1.61	749,000	$1.56	1,102,000	$1.47
Granted	-	-	-	-	-	-
Exercised	-	-	203,000	$1.45	353,000	$1.26
Canceled	-	-	25,000	$1.63	-	-
Outstanding at end of year	521,000	$1.61	521,000	$1.61	749,000	$1.56
Exercisable at end of year	521,000	$1.61	521,000	$1.61	749,000	$1.56

Exercise prices for the 521,000 options outstanding as of September 27, 2009 ranged from $1.47 to $2.50.  The weighted-average contractual life of those options is 3.9 years.  The following table summarizes information about stock options outstanding as of September 27, 2009:

	Options Outstanding				Options Exercisable
	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted -Average Exercise Price	Aggregate Intrinsic Value(1)	Number Exercisable	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1)
$2.50	18,004	5	$2.50	$63,555	18,004	$2.50	$63,555
$2.00	18,004	5	$2.00	$72,556	18,004	$2.00	$72,556
$1.60	322,000	3	$1.60	$1,426,460	322,000	$1.60	$1,426,460
$1.50	18,004	5	$1.50	$81,558	18,004	$1.50	$81,558
$1.47	144,988	5	$1.47	$661,145	144,988	$1.47	$661,145
$1.47 - $2.50	521,000	3.9	$1.61	$2,305,274	521,000	$1.61	$2,305,274
___________________
(1)	Based on the last reported sale price of the Company’s common stock of $6.03 on September 25, 2009 (the last trading day of fiscal year 2009).

7.	NET INCOME PER SHARE

The following table sets forth the calculation of income per share (“EPS”) for the periods presented:

	For the Fiscal Years Ended
	September 27, 2009	September 28, 2008	September 30, 2007

Basic EPS Computation:
Numerator:
Net income	$8,301,212	$10,321,304	$4,562,461
Denominator:
Weighted-average common shares outstanding	15,823,271	15,747,434	15,338,038
Total shares	15,823,271	15,747,434	15,338,038
Basic EPS	$0.52	$0.66	$0.30

Diluted EPS Computation:
Numerator:
Net income	$8,301,212	$10,321,304	$4,562,461
Denominator:
Weighted-average common shares outstanding	15,823,271	15,747,434	15,338,038
Incremental shares from assumed conversion of preferred stock and exercise of stock option and warrants	205,427	245,033	465,071
Total shares	16,028,698	15,992,467	15,803,109
Diluted EPS	$0.52	$0.65	$0.29

8.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 27,	September 28,
	2009	2008

Compensation	$2,220,694	$2,403,619
Taxes other than income taxes	35,181	26,586
Interest	101,064	225,451
Other	1,382,818	952,201
	$3,739,757	$3,607,857

9.	INCOME TAXES

Income tax provision consisted of the following:

	For the Fiscal Years Ended
	September 27, 2009	September 28, 2008	September 30, 2007
Current:
Federal	$3,515,271	$5,226,233	$1,611,133
State	1,212,721	1,449,476	626,357
Total current	4,727,992	6,675,709	2,237,490

Deferred:
Federal	303,322	(100,270)	672,684
State	(32,819)	56,003	38,586
Total deferred	270,503	(44,267)	711,270

Total income tax provision	$4,998,495	$6,631,442	$2,948,760

The total income tax provision was 37.6%, 39.1% and 39.3% of pretax income for fiscal years 2009, 2008 and 2007, respectively.  A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:

	For the Fiscal Years Ended
	September 27, 2009	September 28, 2008	September 30, 2007

Computed tax provision at federal statutory rate (35%)	$4,654,897	$5,933,461	$2,553,815
State income tax provision, net of federal benefit	766,936	978,085	438,863
Permanent items	(232,879)	(305,915)	(26,760)
Valuation allowance change	–	3,808	–
Other	(190,459)	22,003	(17,158)
	$4,998,495	$6,631,442	$2,948,760

The deferred tax assets and deferred tax liabilities recorded on the balance sheet are as follows:

	September 27, 2009		September 28, 2008
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities

Current:
Inventory and accounts receivable	$333,359	$–	$164,584	$–
Accrued liabilities	1,015,118	–	1,255,515	–
Prepaid expenses	–	(226,265)	–	(196,858)
	1,348,477	(226,265)	1,420,099	(196,858)

Noncurrent:
Deposits and deferrals	$219,180	$–	$166,883	$–
Depreciation	191,490	–	304,356	–
Goodwill	–	(2,477,913)	–	(2,178,716)
Accrued Liabilities	190,278
Valuation Allowance	(20,964)	–	(20,964)	–
Other	–	(1,730)	–	(1,744)
	579,984	(2,479,643)	450,275	(2,180,460)
Total deferred taxes net of valuation allowance	$1,928,461	$(2,705,908)	$1,870,374	$(2,377,318)

As of September 27, 2009, the Company had no net operating losses or alternative minimum tax credits available for carryforward for federal tax purposes.

10.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company enters into monthly and long-term leases.  Future minimum lease payments for all long-term operating leases, including facilities and equipment, at September 27, 2009 were as follows:

2010	3,395,759
2011	3,264,743
2012	2,469,271
2013	2,374,473
2014 and thereafter	3,538,842
$15,043,088

The Company leases its facilities, both Plant No. 1 and Plant No. 2, under operating leases expiring through September 2011, with an option for a five-year extension and expiring December 2013, with an option for a 60-month extension, respectively.  Both facilities operate in Vernon, California.  Certain of the other leases provide for renewal options at substantially the same terms as the current leases.

The Company’s lease of its primary operating facility requires the premises to be restored to its original condition upon the termination of the lease.  Accordingly, the Company has recorded a liability of $467,000 representing the present value of the estimated restoration costs at September 27, 2009.  The corresponding asset is being depreciated over 13 years, and the present value of the liability is being accreted over the term in order to establish a reserve at the end of the lease equal to the refurbishment costs.

Certain of the Company’s equipment leases provide for declining annual rental amounts.  Rent expense is recorded on a straight-line basis over the term of the lease.  Accordingly, deferred rent is recorded in the accompanying balance sheets in other assets as the difference between rent expense and amounts paid under the terms of the lease agreements.

Rent expense, including monthly equipment rentals, was approximately $2.7 million, $2.4 million and $2.3 million, for fiscal years 2009, 2008 and 2007, respectively.

The Company maintains an employment agreement with its Chief Executive Officer, James Rudis.  Mr. Rudis’ employment agreement runs through December 31, 2009.  On December 3, 2009, our board of directors approved a modification and extension for Mr. Rudis’ employment agreement.  Both the board and Mr. Rudis have agreed in principal to the terms of the modification and extensions.  The agreement is subject to execution of a final agreement expected no later than December 31, 2009.  The new agreement is to be effective starting on January 1, 2010 and will expire on December 31, 2011.  After the initial term, the relationship will be at-will and may be terminated by us at any time or by Mr. Rudis upon at least 60 days’ written notice. The value of the remaining compensation obligations under Mr. Rudis’ existing employment agreement as of September 27, 2009 was $100,000.

The Company’s open purchase orders for raw materials and contractual obligations to purchase raw protein within the next year totals $16.0 million.

Contingencies

The Company is involved in certain legal actions and claims arising in the ordinary course of business.  Management believes (based, in part, on advice of legal counsel) that such contingencies, including the matters described below, will be resolved without materially and adversely affecting the Company’s financial position, results of operations or cash flows.  The Company intends to vigorously contest all claims and grievances described below.

Litigation Arising From the Use of Invalid Social Security Numbers by Former Employees

The following cases arise out of the same background facts.  Earlier this year the Internal Revenue Service threatened to impose substantial penalties against the Company because it was using invalid social security numbers to report wages for a large number of employees.  On April 6, 2006, the Company gave notice of the invalid social security numbers to approximately 260 employees.  The Company gave each employee approximately 60 days to provide a legitimate explanation for having furnished it a false number, but most employees failed to do so.  The Company then terminated the employees who were unable to provide it a legitimate explanation, effective May 31, 2009, after concluding that their continued employment would expose the Company to IRS penalties, scrutiny and potential additional criminal and civil sanctions.

Local 770 v. Overhill Farms.

On April 28, 2009, Local 770 of the United Food and Commercial Workers Union submitted an unsigned grievance regarding “the proposed terminations of workers regarding invalid social security numbers,” which the grievance alleged was a violation of the parties’ collective bargaining agreement.  Instead of identifying a grievant, as required by the collective bargaining agreement, the Union said that the grievance was on behalf of “All Affected.”  The Union has refused the Company’s request to identify any specific employee or ex-employee who desired to grieve any issue related his or her use of invalid social security numbers, and has refused to explain how any of the employment terminations violated any part of the collective bargaining agreement.  The Union seeks reinstatement and back pay for an unspecified number of ex-employees.

On December 1, 2009, the Company filed a motion to dismiss the grievance because the Union failed to submit it in compliance with the collective bargaining agreement.  If the grievance is not dismissed, arbitration is currently scheduled to begin on January 13, 2010.  The Company believes it has valid defenses to the grievance, that its employment termination decisions did not violate any terms of the collective bargaining agreement and that tax and immigration laws required the Company to terminate these employees.  The Company intends to vigorously contest the grievance filed by the Union.

Overhill Farms v. Larry (Nativo) Lopez, et al.

On June 30, 2009, the Company filed a lawsuit against Nativo Lopez and six other leaders of what it believes to be an unlawful campaign to force the Company to continue the employment of workers who had used invalid social security numbers to hide their illegal work status.  Among other things, the Company alleges that the defendants defamed the Company by calling its actions “racist” and unlawful.  The Company has asserted claims for defamation, extortion, intentional interference with prospective economic advantage, and intentional interference with contractual relations.  The Company filed the lawsuit in Orange County, California, and seek damages and an injunction barring the defendants from continuing their conduct.

All of the named defendants tried unsuccessfully to dismiss the action.  In refusing to dismiss the case, the Court ruled on November 13, 2009, that the Company had established a probability of prevailing on the merits, and that it had submitted substantial evidence that the defendants’ accusations of racism were not true.

Agustiana, et al. v. Overhill Farms.

On July 1, 2009, Bohemia Agustiana, Isela Hernandez, and Ana Munoz filed a purported “class action” against the Company in which they asserted claims for failure to pay minimum wage, failure to furnish wage and hour statements, waiting time penalties, conversion and unfair business practices.  The plaintiffs are former employees who had been terminated one month earlier because they had used invalid social security numbers in connection with their employment with the Company.  They filed the case in Los Angeles County on behalf of themselves and a class which they say includes all non-exempt production and quality control workers who were employed in California during the four-year period prior to filing their complaint.  The plaintiffs seek unspecified damages, restitution, injunctive relief, attorneys’ fees and costs.  The Company has filed a motion to dismiss the conversion claim, and the parties are beginning the discovery phase of the case.

The Company believes it has valid defenses to the plaintiffs’ claims and that it paid all wages due to these employees.  The Company intends to vigorously contest the claims in this case.

Marcelino Arteaga, et al. v. Overhill Farms.

On July 7, 2009, the Company received an unfair labor practice charge that had been filed with the National Labor Relations Board (“NLRB”) on June 29, 2009. The charge was filed by Marcelino Arteaga on behalf of himself and two other ex-employees, Agapita Padilla and Fernando Morales Lira.  In addition, on June 30, 2009, these three employees separately submitted grievances and demanded arbitration arising out of the Company’s decision on June 26, 2009, to terminate their employment because they had publicly accused it of being “racist.”  On August 7, 2009, the NLRB granted the Company’s request to defer further proceedings pending the resolution of the grievance and arbitration process.  The Company is currently working with the Union to select an arbitrator and to schedule the arbitration as soon as reasonably practicable.

Department of Justice.

On August 7, 2009, the Office of Special Counsel for the Civil Rights Division of the US Department of Justice (“OSC”) requested information from the Company in connection with an investigation about whether the Company terminated employees in May 2009 for whom it had received Social Security Administration no-match letters on the basis of national origin or citizenship status.  The Company responded in detail on September 11, 2009, explaining that all affected employees had been identified by the IRS (not the SSA) as having invalid social security numbers, that the Company did not select them, and that the Company applied the same workplace rules against furnishing false information to all employees, regardless of national origin or citizenship status.

On September 9, 2009, the Company received a second letter from the OSC, which related to its investigation of a discrimination charge filed by an ex-employee, Lucia Vasquez (a/k/a Gyneth Garcia).  On September 25, 2009, the Company responded in detail to this discrimination charge, explaining that it terminated Vasquez’ employment, along with over 200 other employees, because she failed to explain why she had provided an invalid name and social security number at the time of hire, and that the termination decision had nothing to do with her national origin or citizenship status.

The OSC has taken no further action as of December 11, 2009.

In the meantime, Vasquez separately filed a claim for unemployment benefits.  She was initially awarded the benefits, but the Company appealed.  Following an evidentiary hearing before an Administrative Law Judge (“ALJ”) on September 29, 2009, the ALJ rejected Vasquez’s claim for unemployment benefits.  The ALJ found that she had engaged in serious dishonesty, which included both making a false statement at the time of hire in 2003 and lying to the Company in May 2009 when confronted about her false statement.  Vasquez has since appealed that determination on as-yet unspecified grounds, the Company has responded, and the status of her appeal is pending.

Recently Settled Litigation

As previously disclosed in the Company’s periodic reports, on September 23, 2008, the Company filed a lawsuit against one of its customers, American Pie, LLC, who distributes products under the name “Claim Jumper.” The action involved a complaint by the Company against American Pie and two of its officers, William R. Collins and Robert G. Blume (collectively, “defendants”).  The complaint asserted claims for: 1) breach of contract; 2) breach of implied covenant of good faith and fair dealing; 3) fraud; 4) unfair business practices; and 5) declaratory relief to recover amounts American Pie refused to pay for goods delivered by the Company.  On December 10, 2008, the defendants filed a counterclaim against the Company alleging:  1) breach of an oral contract; 2) breach of a written contract; and 3) breach of implied warranties of merchantability and fitness for an intended purpose to recover price increases, compensation for products the Company allegedly failed to produce, and for purportedly contaminated product.  The action was settled to all parties’ joint satisfaction on terms that are confidential, and the complaint and counterclaim were dismissed with prejudice pursuant to the parties’ stipulation by order entered May 22, 2009.

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

    Receivables related to Jenny Craig, Inc., Panda Restaurant Group, Inc. (through its distributors), Safeway Inc. and H. J. Heinz Company, accounted for approximately 21%, 37%, 20% and 6%, respectively of the Company’s total accounts receivable balance at September 27, 2009 and approximately 20%, 16%, 12% and 21%, respectively, of the Company’s total accounts receivable balance at September 28, 2008.

Significant Customers

Significant customers accounted for the following percentages of the Company’s revenues:

	For the Fiscal Years Ended
	September 27,	September 28,	September 30,
	2009	2008	2007

Jenny Craig, Inc.	25%	24%	26%
Panda Restaurant Group, Inc.	22%	16%	27%
Safeway Inc.	17%	13%	9%
H. J. Heinz Company	12%	18%	9%

No other customer accounted for revenues of 10% or more in the periods presented.

Concentration of Sources of Labor

The Company’s total hourly and salaried workforce consisted of approximately 898 employees at September 27, 2009.  Approximately 81% of the Company’s workforce is covered by a three-year collective bargaining agreement renewed effective March 1, 2008.

11.	EMPLOYEE BENEFIT PLANS

In April 1997, Overhill Farms introduced a retirement savings plan under Section 401(k) of the Internal Revenue Code.  The plan covers substantially all non-union employees meeting minimum service requirements.

Effective March 1, 2005, Overhill Farms executed a new three-year contract with the UFCW Union, Local 770, that eliminated the need for a previous provision in its 401(k) plan established in January 2002 for its union employees that required an annual contribution to be made by the Company in the event that revenues exceeded specific thresholds.  On January 1, 2009, the Company merged the union and non-union 401(k) plans into a single plan.

    Employees voluntarily make contributions into the new plan.  The Company does not provide for a match to the employees’ contributions, and expenses related to the plans have not been significant.  The Company’s 2008 bonus program permitted a discretionary bonus equal to 3% of non-union employees’ gross W-2 earnings in the form of a 401(k) contribution. The total contribution under the 2008 bonus program of $336,000 was made during fiscal year 2009.  The Company’s 2009 bonus program permits a discretionary bonus equal to 3% of non-union employees’ gross W-2 earnings in the form of a 401(k) contribution to be made during fiscal year 2010.

12.	SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through December 11, 2009, which is the issuance date of these financial statements and concluded no subsequent events occurred that required recognition or disclosure other than the legal matters noted in footnote 10 to these financial statements.

13.	QUARTERLY FINANCIAL DATA (unaudited)

	For the Fiscal Year Ended September 27, 2009
	December 28, 2008 (13 weeks)	March 29, 2009 (13 weeks)	June 28, 2009 (13 weeks)	September 27, 2009 (13 weeks)

Net revenues	$55,272,029	$51,583,412	$54,501,049	$48,520,549

Gross profit	7,507,519	5,767,638	7,386,029	4,889,803

Operating income	4,973,303	3,472,107	4,714,498	2,419,389

Net income	2,532,963	1,794,270	2,571,969	1,402,010

Net income per share – basic	$0.16	$0.11	$0.16	$0.09

Net income per share – diluted	$0.16	$0.11	$0.16	$0.09

	For the Fiscal Year Ended September 28, 2008
	December 30, 2007 (13 weeks)	March 30, 2008 (13 weeks)	June 29, 2008 (13 weeks)	September 28, 2008 (13 weeks)

Net revenues	$56,826,629	$66,447,684	$62,422,674	$53,083,027

Gross profit	5,987,304	8,423,072	8,398,885	6,454,111

Operating income	3,776,072	6,364,719	6,175,461	4,299,587

Net income	1,577,944	3,171,915	3,153,992	2,417,453

Net income per share – basic (1)	$0.10	$0.20	$0.20	$0.15

Net income per share – diluted	$0.10	$0.20	$0.20	$0.15
_________
(1) EPS totals may not add due to rounding.

Schedule II

OVERHILL FARMS, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Additions	Deductions(1)	Balance at End of year

Allowance for Doubtful Accounts
2009	$-	$(17,000)	$2,000	$(15,000)
2008	(18,000)	(2,000)	20,000	-
2007	(15,000)	(12,000)	9,000	(18,000)

Income Tax Valuation Allowance
2009	$(21,000)	-	$-	$(21,000)
2008	(17,000)	(4,000)	-	(21,000)
2007	(17,000)	-	-	(17,000)
__________________
(1) Deductions to the allowance for doubtful accounts consist of write-offs, net of recoveries.

Exhibit Number	Index of Exhibits Attached to this Report

10.18	Description of Employment Arrangement between Overhill Farms, Inc. and Richard A. Horvath

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002