Form 10-Q
period 2009-12-27
OVERHILL FARMS INC
filed 2010-02-04
CIK 1101020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2009

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
Yes ☐ No ☒

As of February 3, 2010, there were 15,823,271 shares of the registrant’s common stock, $.01 par value, outstanding.

OVERHILL FARMS, INC.
FORM 10-Q
QUARTER ENDED DECEMBER 27, 2009

Item 1.   Financial Statements

OVERHILL FARMS, INC.
CONDENSED BALANCE SHEETS

Assets

	December 27, 2009	September 27, 2009
	(Unaudited)

Current assets:
Cash	$4,853,317	$5,430,295
Accounts receivable, net of allowance for doubtful accounts of $12,000 and $15,000 as of December 27, 2009 and September 27, 2009, respectively	19,410,666	17,854,041
Inventories	14,703,603	15,263,224
Prepaid expenses and other	951,839	1,859,173
Deferred income taxes	1,122,211	1,122,211
Total current assets	41,041,636	41,528,944

Property and equipment, at cost:
Fixtures and equipment	25,060,328	24,593,878
Leasehold improvements	11,424,687	11,394,840
Automotive equipment	92,886	44,607
	36,577,901	36,033,325
Less accumulated depreciation and amortization	(20,051,239)	(19,196,429)
Total property and equipment	16,526,662	16,836,896

Other non-current assets:
Goodwill	12,188,435	12,188,435
Deferred financing costs, net of accumulated amortization of $439,000 and $419,000 as of December 27, 2009 and September 27, 2009, respectively	146,494	166,620
Other	2,797,373	2,916,475
Total other non-current assets	15,132,302	15,271,530

Total assets	$72,700,600	$73,637,370

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED BALANCE SHEETS (continued)

Liabilities and Stockholders’ Equity

	December 27, 2009	September 27, 2009
	(Unaudited)
Current liabilities:
Accounts payable	$10,229,997	$9,338,604
Accrued liabilities	3,978,364	3,272,770
Current maturities of long-term debt	2,999,295	5,271,441
Total current liabilities	17,207,656	17,882,815

Long-term accrued liabilities	483,523	466,987
Deferred tax liabilities	1,899,658	1,899,658
Long-term debt, less current maturities, net of unamortized debt discount of $454,000 and $535,000 as of December 27, 2009 and September 27, 2009, respectively	18,560,262	21,891,204
Total liabilities	38,151,099	42,140,664

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 50,000,000 shares, 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares, 15,823,271 shares issued and outstanding as of December 27, 2009 and September 27, 2009	158,233	158,233
Additional paid-in capital	11,558,479	11,558,479
Retained earnings	22,832,789	19,779,994
Total stockholders’ equity	34,549,501	31,496,706

Total liabilities and stockholders’ equity	$72,700,600	$73,637,370

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended
	December 27, 2009	December 28, 2008

Net revenues	$56,232,538	$55,272,029
Cost of sales	48,346,408	47,764,510
Gross profit	7,886,130	7,507,519

Selling, general and administrative expenses	2,561,781	2,534,216

Operating income	5,324,349	4,973,303

Interest expense:
Interest expense	(331,114)	(712,584)
Amortization of debt discount and deferred financing costs	(101,504)	(101,504)
Total interest expense	(432,618)	(814,088)

Other expense	(1,000)	-

Income before income taxes	4,890,731	4,159,215

Income taxes	1,837,936	1,626,252

Net income	$3,052,795	$2,532,963

Net income per share:
Basic	$0.19	$0.16
Diluted	$0.19	$0.16

Shares used in computing net income per share:
Basic	15,823,271	15,823,271
Diluted	16,051,619	16,018,339

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended
	December 27, 2009	December 28, 2008

Operating Activities:
Net income	$3,052,795	$2,532,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	986,810	834,227
Amortization of debt discount and deferred financing costs	101,504	101,504
(Gain) loss on asset disposals	(555)	415
(Recovery) provision for doubtful accounts	(3,000)	7,900
Changes in:
Accounts receivable	(1,553,625)	2,345,002
Inventories	559,621	(2,786,533)
Prepaid expenses and other assets	924,501	451,850
Accounts payable	891,393	(2,037,375)
Accrued liabilities	705,594	579,922
Net cash provided by operating activities	5,665,038	2,029,875

Investing Activities:
Additions to property and equipment	(558,188)	(166,164)
Proceeds from sale of property, plant and equipment	637	-
Net cash used in investing activities	(557,551)	(166,164)

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Quarter Ended
	December 27, 2009	December 28, 2008

Financing Activities:
Principal payments on debt	(5,625,000)	(3,300,000)
Principal payments on equipment loans	(59,465)	(55,181)
Principal payments on capital lease obligation	-	(74,155)
Net cash used in financing activities	(5,684,465)	(3,429,336)

Net decrease in cash	(576,978)	(1,565,625)
Cash at beginning of period	5,430,295	6,637,576
Cash at end of period	$4,853,317	$5,071,951

Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$338,492	$749,419
Income taxes	$-	$-

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 27, 2009
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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 27, 2009 are not necessarily indicative of the results that may be expected for the year ending September 26, 2010 or for any other period.  Certain prior period amounts have been reclassified to conform to the current period presentation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

The condensed balance sheet at September 27, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 27, 2009.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2008, the Financial Accounting Standards Board (“FASB”) issued changes to fair value accounting standards that permit a one-year deferral of the application of fair value measurements for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The standard became effective for the Company’s fiscal year that began on September 28, 2009.  The adoption of the standard did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued a standard on business combinations that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. The standard also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting.  The standard amends the standard on accounting for income taxes, and requires the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.  The standard also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. The standard became effective for the Company’s fiscal year that began on September 28, 2009. The adoption of the standard did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued a standard on the accounting for noncontrolling interests, which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests.  The standard became effective for the Company’s fiscal year that began on September 28, 2009. The adoption of the standard did not have a material impact on the Company’s financial position or results of operations.

4.	INVENTORIES

Inventories are summarized as follows:

	December 27, 2009	September 27, 2009

Raw ingredients	$6,468,192	$6,677,662
Finished product	6,450,994	6,658,263
Packaging	1,784,417	1,927,299
	$14,703,603	$15,263,224

5.	LONG-TERM DEBT

Long-term debt of the Company as of December 27, 2009 and September 27, 2009 is summarized as follows:

	December 27, 2009	September 27, 2009

Tranche A Term Loans payable to GCF	$13,800,028	$14,425,028
Tranche B Term Loans payable to GCF	7,850,000	12,850,000
Equipment loans	363,365	422,830
	22,013,393	27,697,858

Less current maturities	(2,999,295)	(5,271,441)
Less debt discount	(453,836)	(535,213)
	$18,560,262	$21,891,204

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

As of December 27, 2009, the facility with GCF, reflecting principal payments and the March 9, 2007 amendment, was a $49.7 million senior secured credit facility maturing in May 2011, secured by a first priority lien on substantially all of the Company’s assets. As of December 27, 2009, the facility was structured as a $7.5 million non-amortizing revolving loan, a $26.5 million amortizing Tranche A Term Loan and a $15.7 million non-amortizing Tranche B Term Loan. The facility bears interest, adjustable quarterly, at the London Inter Bank Offered Rate (“LIBOR”) plus the applicable margin for LIBOR loans or, at the Company’s option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus the applicable margin for alternate base rate loans, as follows:

	Total Debt to EBITDA Ratio for Last Twelve Months	Applicable Margin for Alternate Base Rate Loans	Applicable Margin for LIBOR Loans
		Revolving Loan	Revolving Loan	Tranche A Term Loan	Tranche B Term Loan
Greater than	3.00:1.00	2.50%	3.50%	3.75%	6.25%

Greater than or equal to but less than or equal to	2.00:1.00
	3.00:1.00	2.25%	3.25%	3.50%	6.00%

Less than	2.00:1.00	2.00%	3.00%	3.25%	5.75%

As of December 27, 2009, the Company’s principal balances on the loans totaled $21.7 million, consisting of $13.8 million in Tranche A Term Loans and $7.9 million in Tranche B Term Loans.  As of December 27, 2009, interest rates on the Tranche A Term Loans and Tranche B Term Loans were 3.5% and 6.0%, respectively.  As of December 27, 2009 and September 27, 2009, the Company’s total debt to EBITDA ratio for the last twelve months was 1.14 and 1.47, respectively. Therefore, for the quarter ended December 27, 2009, the Company qualified for the lowest applicable margin for the alternate base rate and LIBOR loans.  For the quarter ended December 27, 2009, the Company incurred $331,000 in interest expense, excluding amortization of deferred financing costs.  For the quarter ended December 28, 2008, the Company incurred $713,000 in interest expense, excluding amortization of deferred financing costs.  During the quarter ended December 27, 2009, the outstanding balance of the facility was reduced by mandatory principal payments on the Tranche A Term Loan of $625,000 and a voluntary principal payment on the Tranche B Term Loan of $5.0 million.  As of December 27, 2009, the Company had $7.5 million available to borrow under the revolving loan, as the balance was zero.

Initial proceeds from the GCF facility, received on or about May 16, 2006, were used to repay approximately $44.5 million in existing debt and related fees and expenses in connection with the termination of the Company’s former financing arrangements and to pay approximately $1.6 million in fees and expenses relating to the new financing.  Of these fees, $454,000 is recorded as debt discount, net of accumulated amortization, on the accompanying balance sheet as of December 27, 2009. The Company paid GCF an additional $132,000 in fees and expenses on March 9, 2007 related to the second amendment, which was recorded as a debt discount.

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

As of December 27, 2009, the Company was in compliance with the covenant requirements of the agreement with GCF.  The Company believes it is probable that it will remain in compliance with all of those covenant requirements for the foreseeable future.  However, if the Company fails to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under its financing arrangements could result and interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect its financial condition, results of operations and cash flows.

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

The Company amended its existing operating lease agreements with General Electric Capital Corporation on October 2, 2006. The amended lease resulted in a three-year capital lease in the principal amount of $842,168 at a fixed interest rate of 8.15%, with a $1 bargain purchase option at the expiration of the lease.  The assets acquired under this capital lease have an acquisition cost of $911,647.  On September 2, 2009, the Company purchased the manufacturing equipment from General Electric Capital Corporation.   As of December 27, 2009 the net book value of the assets was $343,531.

6.	PER SHARE DATA

The following table sets forth the calculation of earnings per share (“EPS”) for the periods presented:

	Quarter Ended
	December 27, 2009	December 28, 2008

Basic EPS Computation:
Numerator:
Net income	$3,052,795	$2,532,963
Denominator:
Weighted average common shares outstanding	15,823,271	15,823,271
Total shares	15,823,271	15,823,271
Basic EPS	$0.19	$0.16

Diluted EPS Computation:
Numerator:
Net income	$3,052,795	$2,532,963
Denominator:
Weighted average common shares outstanding	15,823,271	15,823,271
Incremental shares from assumed exercise of stock options	228,348	195,068
Total shares	16,051,619	16,018,339
Diluted EPS	$0.19	$0.16

7.	STOCK OPTIONS

The Company measures the cost of all employee stock-based compensation awards based on the grant date fair value of those awards using a Black-Scholes model and records that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). No options were granted during quarters ended December 27, 2009 or December 28, 2008.  Therefore, there was no impact on the income statement or cash flow statement as a result of stock-based compensation for any of these periods.

8.	INCOME TAXES

The Company accounts for uncertainty in income taxes based on a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The balance of unrecognized tax benefits was zero as of December 27, 2009 and September 27, 2009.

The Company recognizes interest and penalties as part of income taxes. The total amount of interest and penalties recognized in the statements of income was zero for the quarters ended December 27, 2009 and December 28, 2008.

The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions.

The effective tax rates were 37.6% and 39.1% for the first quarter of each of fiscal years 2010 and 2009, respectively.

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

The following cases arise out of the same background facts. The Company reports wages of its employees to the Internal Revenue Service (“IRS”) using the social security numbers provided by the Company’s employees.  In about January 2009, the IRS threatened to impose substantial penalties against the Company because it said the Company was using invalid social security numbers, which had been provided by a large number of its employees.  On April 6, 2009, the Company gave notice of the invalid social security numbers to approximately 260 employees.  The Company gave each employee approximately 60 days to provide a legitimate explanation for having furnished it a false number, but most employees failed to do so.  The Company then terminated the employees who were unable to provide it a legitimate explanation, effective May 31, 2009, after concluding that their continued employment would expose the Company to IRS penalties, scrutiny and potential additional criminal and civil sanctions.

Local 770 v. Overhill Farms.

On April 28, 2009, Local 770 of the United Food and Commercial Workers Union submitted an unsigned grievance regarding “the proposed terminations of workers regarding invalid social security numbers,” which the grievance alleged was a violation of the parties’ collective bargaining agreement.  The Union demanded binding arbitration under the collective bargaining agreement.

On January 11, 2010, an arbitrator dismissed the Union’s grievance.  On January 29, 2010, the Union filed a petition to vacate the arbitration decision.  The Company believes that the Union has no legitimate basis to vacate the arbitrator's decision, and the Company intends to seek dismissal of the Union’s petition and pursue any other appropriate remedies.

Overhill Farms v. Larry (Nativo) Lopez, et al.

On June 30, 2009, the Company filed a lawsuit against Nativo Lopez and six other leaders of what the Company believes to be an unlawful campaign to force the Company to continue the employment of workers who had used invalid social security numbers to hide their illegal work status.  Among other things, the Company alleges that the defendants defamed the Company by calling the Company’s actions “racist” and unlawful.  The Company has asserted claims for defamation, extortion, intentional interference with prospective economic advantage, and intentional interference with contractual relations.  The Company filed the lawsuit in Orange County, California, and seek damages and an injunction barring the defendants from continuing their conduct.

All of the named defendants tried unsuccessfully to dismiss the action.  In refusing to dismiss the case, the Court ruled on November 13, 2009, that the Company had established a probability of prevailing on the merits, and that the Company had submitted substantial evidence that the defendants’ accusations of racism were not true.

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

The Company filed a motion to dismiss the conversion claim, and the motion was granted by the court on February 2, 2010.

The parties are beginning the discovery phase of the case.  The Company believes it has valid defenses to the plaintiffs’ remaining claims and that it paid all wages due to these employees.

Marcelino Arteaga, et al. v. Overhill Farms.

On July 7, 2009, the Company received an unfair labor practice charge that had been filed with the National Labor Relations Board (“NLRB”) on June 29, 2009. The charge was filed by Marcelino Arteaga on behalf of himself and two other ex-employees, Agapita Padilla and Fernando Morales Lira.  In addition, on June 30, 2009, these three ex-employees separately submitted grievances and demanded arbitration arising out of the Company’s decision on June 26, 2009, to terminate their employment because they had publicly accused it of being “racist.”  On August 7, 2009, the NLRB granted the Company’s request to defer further proceedings pending the resolution of the grievance and arbitration process.  The Company is currently working with the Union to select an arbitrator and to schedule the arbitration as soon as reasonably practicable.

Department of Justice.

On August 7, 2009, the Office of Special Counsel for the Civil Rights Division of the U.S. Department of Justice (“OSC”) requested information from the Company in connection with an investigation about whether the Company terminated employees in May 2009 for whom the Company had received Social Security Administration no-match letters on the basis of national origin or citizenship status.  The Company responded in detail on September 11, 2009, explaining that all affected employees had been identified by the IRS (not the SSA) as having invalid social security numbers, that the Company did not select them, and that the Company applied the same workplace rules against furnishing false information to all employees, regardless of national origin or citizenship status.

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

The OSC has not made any determination about the merits of the discrimination charge.

In the meantime, Vasquez separately filed a claim for unemployment benefits.  She was initially awarded the benefits, but the Company appealed.  Following an evidentiary hearing before an Administrative Law Judge (“ALJ”) on September 29, 2009, the ALJ rejected Vasquez’s claim for unemployment benefits.  The ALJ found that she had engaged in serious dishonesty, which included both making a false statement at the time of hire in 2003 and lying to the Company in May 2009 when confronted about her false statement.  Vasquez appealed that determination.  On February 2, 2010, the appeals board denied her appeal and rejected her claim for benefits.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  The Company performs on-going credit evaluations of each customer’s financial condition and generally requires no collateral from its customers.  A bankruptcy or other significant financial deterioration of any customer could impact its future ability to satisfy its receivables with the Company.  Allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions.  For the quarters ended December 27, 2009 and December 28, 2008, write-offs, net of recoveries, to the allowance for doubtful accounts were immaterial.

A significant portion of the Company’s total net revenues during the first quarter of fiscal years 2010 and 2009 was derived from four customers. Panda Restaurant Group, Inc., Jenny Craig, Inc., Safeway Inc. and H. J. Heinz Company accounted for approximately 31%, 25%, 17% and 7%, respectively, of the Company’s total net revenues for the quarter ended December 27, 2009 and approximately 15%, 23%, 17% and 20%, respectively, of the Company’s total net revenues for the quarter ended December 28, 2008.  Receivables related to Panda Restaurant Group, Inc. (through its distributors), Jenny Craig, Inc., Safeway Inc. and H. J. Heinz Company accounted for approximately 40%, 20%, 14% and 11%, respectively, of the Company’s total accounts receivable balance for the quarter ended December 27, 2009 and approximately 21%, 21%, 12% and 23%, respectively, of the Company’s total accounts receivable balance for the quarter ended December 28, 2008.

Cash used primarily for working capital purposes is maintained in two accounts with one major financial institution. Account balances as of December 27, 2009 exceeded the Federal Deposit Insurance Corporation insurance limits.  If the financial banking markets experience disruption, the Company may need to temporarily rely on other forms of liquidity, including borrowing under its credit facility.

10.	RELATED PARTY TRANSACTIONS

In February 2004, the Company engaged Alexander Auerbach & Co., Inc. (“AAPR”) to provide the Company with public relations and marketing services.  AAPR provides public relations, media relations and communications marketing services to support the Company’s sales activities.  Alexander Auerbach, who is a director and stockholder of the Company, is a stockholder, director and officer of AAPR.  Fees paid to AAPR for services rendered under this engagement during the first quarter of each of fiscal years 2010 and 2009 were $14,000 and $9,000, respectively.

11.	FAIR VALUE MEASUREMENTS

Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The guidance establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that can be accessed at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect assumptions about what market participants would use in pricing the asset or liability. These inputs would be based on the best information available, including the Company's own data.

The carrying amount of the Company's financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.  The Company believes the carrying value of the debt approximates fair value at both December 27, 2009 and September 27, 2009, as the debt bears interest at variable rates based on prevailing market conditions.  As of December 27, 2009, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable rate debt approximated rates currently available to the Company.

Long-lived assets, such as property, plant, and equipment, and purchased intangibles that are subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The recoverability of assets that are to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by such asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of such asset exceeds its fair value.  The fair value calculation requires management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in the future cash flows.  The estimated cash flows used for this nonrecurring fair value measurement is considered a Level 3 input as defined above.

12.	SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through February 4, 2010, which is the issuance date of these financial statements, and concluded no subsequent events occurred that required recognition or disclosure other than the legal matters noted in footnote 9 to these financial statements.

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

•	changes in our business environment, including actions of competitors and changes in customer preferences, as well as disruptions to our customers’ businesses;

•	seasonality in the retail category;

•	loss of key customers due to competitive environment or production being moved in-house by customers;

•	fulfillment by suppliers of existing raw materials contracts;

•	natural disasters that can impact, among other things, costs of fuel and raw materials;

•	the occurrence of acts of terrorism or acts of war;

•	changes in governmental laws and regulations, including income taxes;

•	change in control due to takeover or other significant changes in ownership;

•	financial viability and resulting effect on revenues and collectability of accounts receivable of our customers during the on-going economic downturn and any future deep recessionary periods;

•	ability to obtain additional financing as and when needed, and rising costs of credit that may be associated with new borrowings;

•	voluntary or government-mandated food recalls; and

•
other factors discussed in this report and other reports we file with the Securities and Exchange Commission (“Commission”), including those described in Item 1A of Part I of our annual report on Form 10-K for the fiscal year ended September 27, 2009 and any updates to that report.

We do not undertake to update, revise or correct any forward-looking statements, except as otherwise required by law.

Overview

We are a leading value-added manufacturer of high quality, prepared frozen food products for branded retail, private label, foodservice and airline customers.  Our product line includes entrées, plated meals, bulk-packed meal components, pastas, soups, sauces, poultry, meat and fish specialties, and organic and vegetarian offerings.  Our extensive research and development efforts, combined with our extensive catalogue of recipes and flexible manufacturing capabilities, provide customers with a one-stop solution for new product ideas, formulations and product manufacturing, as well as precise replication of existing recipes.  Our capabilities allow customers to outsource product development, product manufacturing and packaging, thereby avoiding significant fixed-cost and variable investments in resources and equipment.  Our customers include prominent nationally recognized names such as Panda Restaurant Group, Inc., Jenny Craig, Inc., Safeway Inc., H. J. Heinz Company, American Airlines, Inc. and Pinnacle Foods Group LLC.

Our goal is to continue as a leading developer and manufacturer of value-added food products and provider of custom prepared frozen foods.  We intend to create superior value for our stockholders by continuing to execute our growth and operating strategies, including:

•	diversifying and expanding our customer base by focusing on sectors we believe have attractive growth characteristics, such as foodservice and retail;

•	investing in and operating efficient production facilities;

•	providing value-added ancillary support services to customers;

•	offering a broad range of products to customers in multiple channels of distribution; and

•	exploring strategic acquisitions and investments.

In spite of a continued slow economy, for the first quarter of fiscal year 2010, which ended December 27, 2009, net revenues of $56.2 million reflected a 1.7% increase compared to the first quarter of fiscal year 2009, which ended December 28, 2008.  Approximately $1.5 million of the increase is attributable to January 2010 orders that were shipped early as a result of our facilities being closed over the Christmas and New Year holidays (the first week of our second quarter of fiscal year 2010).  These sales will not have a material impact on net revenues in our second quarter of fiscal year 2010.  For the first quarter of fiscal year 2010, an increase in sales in the foodservice category more than offset declines in the retail category resulting from the anticipated reduced volume from one retail customer and continued softness in the airline industry caused by a weak economy.

Gross profit was $7.9 million for the first quarter of fiscal year 2010, compared to $7.5 million for the first quarter of fiscal year 2009. Gross profit increased as a percentage of net revenues during the first quarter of fiscal year 2010 to 14.0% from 13.6% for the first quarter of fiscal year 2009.  Gross profit as a percentage of revenues increased due to increased efficiencies and yields and favorable commodity prices.  As previously disclosed, in order to improve our gross profit margins, we continue to analyze our lower margin accounts in order to increase margins or change to more profitable business and are working on other cost saving initiatives.

Operating income as a percentage of net revenues for the first quarter of fiscal year 2010 increased to 9.4% compared to 9.0% for the first quarter of fiscal year 2009 due primarily to improvements in gross profit margins as noted above.  SG&A expenses as a percentage of net revenues increased to 4.6% for the first quarter of fiscal year 2010 compared to 4.5% for the first quarter of fiscal year 2009. Net income of $3.1 million increased as a percentage of net revenues to 5.5% for the first quarter of fiscal year 2010 compared to 4.5% for the first quarter of fiscal year 2009 due to higher profits and to lower interest expense as a result of pay downs under our credit facility.

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

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  See Note 2 to the financial statements contained in our 2009 annual report on Form 10-K for the year ended September 27, 2009 for a summary of our significant accounting policies.  Management believes the following critical accounting policies are related to our more significant estimates and assumptions used in the preparation of our financial statements.

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

Goodwill.  We evaluate goodwill at least annually for impairment.  We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data.  As of December 27, 2009, we had goodwill of $12.2 million.  A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

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

We account for uncertainty in income taxes based on a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The balance of unrecognized tax benefits was zero as of December 27, 2009 and September 27, 2009.

We recognize interest and penalties as part of income taxes.  No interest and penalties were recognized in the statement of income for the first quarter of fiscal year 2010.

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  We perform on-going credit evaluations of each customer’s financial condition and generally require no collateral from our customers.  A bankruptcy or other significant financial deterioration of any customer could impact its future ability to satisfy its receivables with us.  Our allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions.  For the quarters ended December 27, 2009 and December 28, 2008, our write-offs, net of recoveries, to the allowance for doubtful accounts were immaterial.

A significant portion of our total net revenues during the first quarter of fiscal years 2010 and 2009 was derived from four customers. Panda Restaurant Group, Inc., Jenny Craig, Inc., Safeway Inc. and H. J. Heinz Company, accounted for approximately 31%, 25%, 17% and 7%, respectively, of our total net revenues for the quarter ended December 27, 2009 and approximately 15%, 23%, 17% and 20%, respectively, of our total net revenues for the quarter ended December 28, 2008.  Receivables related to Panda Restaurant Group, Inc. (through its distributors), Jenny Craig, Inc., Safeway Inc. and H. J. Heinz Company accounted for approximately 40%, 20%, 14% and 11%, respectively, of our total accounts receivable balance for the quarter ended December 27, 2009 and approximately 21%, 21%, 12% and 23%, respectively, of our total accounts receivable balance for the quarter ended December 28, 2008.

Cash used primarily for working capital purposes is maintained in two accounts with one major financial institution. Account balances as of December 27, 2009 exceeded the Federal Deposit Insurance Corporation insurance limits.  If the financial banking markets experience disruption, we may need to temporarily rely on other forms of liquidity, including borrowing under our credit facility.

Results of Operations

Quarter Ended December 27, 2009 Compared to Quarter Ended December 28, 2008

While we operate as a single business unit, manufacturing various products on common production lines, revenues from similar customers are grouped into the following natural categories: retail, foodservice and airline.

The first quarters of fiscal years 2010 and 2009 ended December 27, 2009 and December 28, 2008, respectively, were both 13-week periods.

Net Revenues.  Net revenues for the first quarter of fiscal year 2010 increased $961,000 or 1.7% (2.7% of the increase was attributed to volume/mix offset by a 1.0% pricing decrease) to $56.2 million from $55.3 million for the first quarter of fiscal year 2009 due to an increase in foodservice revenues offset partially by a decline in revenues from one retail customer.

Retail net revenues decreased $7.3 million (17.3%) to $35.1 million for first quarter of fiscal year 2010 from $42.5 million for the first quarter of fiscal year 2009. The decrease was due primarily to reduced volume from one customer, H.J. Heinz Company.  As previously disclosed, this customer had informed us that it intended to move most of its remaining volume to self-manufacture beginning after their contract expired at the end of calendar year 2009. The decrease in revenue is consistent with our previously projected revenue reduction of approximately $18 million for fiscal year 2010.  However, we believe other retail customers and committed foodservice business will continue to offset the reduction of H. J. Heinz Company sales in fiscal and calendar year 2010.

Foodservice net revenues increased $9.7 million (102.1%) to $19.2 million for first quarter of fiscal year 2010 from $9.5 million for the first quarter of fiscal year 2009 due to increased volume from existing customers and new products for existing and new customers.  We continue our sales efforts in this category and believe that foodservice continues to represent a significant opportunity for us.

Airline net revenues decreased $1.4 million (42.4%) to $1.9 million for the first quarter of fiscal year 2010 from $3.3 million for the first quarter of fiscal year 2009. Due to airline initiatives to cut costs, airline net revenues may continue to decrease in future periods.  For the first quarter of fiscal year 2010, the airline category as a percentage of net revenues decreased to 3.4% from 6.0% as we continue our transition to opportunities outside of this category.

Gross Profit.  Gross profit for the first quarter of fiscal year 2010 increased by $379,000 (5.1%) to $7.9 million from $7.5 million for the first quarter of fiscal year 2009.  Gross profit as a percentage of net revenues increased to 14.0% for the first quarter of fiscal year 2010 from 13.6% for the first quarter of fiscal year 2009 due to increased efficiencies and yields and favorable commodity prices offset partially by price reductions to certain customers.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses were $2.6 million (4.6% of net revenues) for the first quarter of fiscal year 2010 versus $2.5 million (4.5% of net revenues) for the first quarter of fiscal year 2009.  Higher legal fees relating primarily to litigation described in Item 1 of this report were nearly offset by reductions in other expenses, primarily other professional service fees.

Operating Income.  Operating income increased $351,000 (7.0%) to $5.3 million for the first quarter of fiscal year 2010 from $5.0 million for the first quarter of fiscal year 2009.  The increase in operating income was the result of improvements in gross profit as noted above.

Interest and Other Expense. Interest expense for the first quarter of fiscal year 2010 was $433,000, compared to $814,000 for the first quarter of fiscal year 2009.  The decrease in interest expense is due to lower debt balances and lower variable interest rates.  We expect interest to decline going forward as we continue to accelerate our debt repayment plan.

Income Tax Provision.  Income tax expense was $1.8 million for the first quarter of fiscal year 2010, compared to $1.6 million for the first quarter of fiscal year 2009.  The increase in income tax expense corresponded to the $732,000 increase in income before taxes from $4.2 million for the first quarter of fiscal year 2009 to $4.9 million for the first quarter of fiscal year 2010.  The effective tax rates were 37.6% and 39.1% for the first quarter of fiscal years 2010 and 2009, respectively.

Net Income. Net income for the first quarter of fiscal year 2010 was $3.1 million, or $0.19 per basic and diluted share, compared to net income of $2.5 million, or $0.16 per basic and diluted share, for the first quarter of fiscal year 2009.

Liquidity and Capital Resources

During the first quarter of fiscal years 2010 and 2009, our operating activities provided cash of $5.7 million and $2.0 million, respectively.  Cash generated from operations before working capital changes for the first quarter of fiscal year 2010 was $4.1 million.  Cash generated by changes in working capital was $1.5 million during the first quarter of fiscal year 2010 and resulted from decreases in inventory and prepaid expenses and other assets of $560,000 and $925,000, respectively, as well as an increase in accrued liabilities and accounts payable of $706,000 and $891,000, respectively.  This was partially offset by an increase in accounts receivable of $1.6 million.  For the first quarter of fiscal year 2010, Panda Restaurant Group, Inc. (through its distributors), accounted for a larger portion of our receivables due to January 2010 orders, of approximately $1.5 million, that were shipped early as a result of our facilities being closed over the Christmas and New Year holidays.  As of December 27, 2009, we had working capital of $23.8 million compared to $27.3 million as of December 28, 2008. We were able to fund our operations in the first quarter of 2010 internally while decreasing our external debt.

During the first quarter of fiscal year 2010, our investing activities, consisting primarily of capital expenditures, resulted in a net use of cash of approximately $558,000 compared to approximately $166,000 during the first quarter of fiscal year 2009.  The property and equipment additions were made to accommodate additional business opportunities, meet anticipated growth and improve operating efficiency. We anticipate that cash generated from operating activities and borrowing availability under our existing credit facilities will fund revenue growth and working capital needs in the near term.

During the first quarter of fiscal year 2010, our financing activities resulted in a use of cash of $5.7 million, compared to a use of cash of $3.4 million during the first quarter of fiscal year 2009.  The increased use of cash was largely due to a voluntary principal payment we made on our Tranche B Term loan of $5 million prior to December 27, 2009.

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

As of December 27, 2009, the facility with GCF, reflecting principal payments and the March 9, 2007 amendment, was a $49.7 million senior secured credit facility maturing in May 2011, secured by a first priority lien on substantially all of our assets. As of December 27, 2009, the facility was structured as a $7.5 million non-amortizing revolving loan, a $26.5 million amortizing Tranche A Term Loan and a $15.7 million non-amortizing Tranche B Term Loan. The facility bears interest, adjustable quarterly, at the London Inter Bank Offered Rate (“LIBOR”) plus the applicable margin (listed below) for LIBOR loans or, at our option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus an applicable margin, as follows:

	Total Debt to EBITDA Ratio for Last Twelve Months	Applicable Margin for Alternate Base Rate Loans	Applicable Margin for LIBOR Loans
		Revolving Loan	Revolving Loan	Tranche A Term Loan	Tranche B Term Loan
Greater than	3.00:1.00	2.50%	3.50%	3.75%	6.25%

Greater than or equal to but less than or equal to	2.00:1.00
	3.00:1.00	2.25%	3.25%	3.50%	6.00%

Less than	2.00:1.00	2.00%	3.00%	3.25%	5.75%

As of December 27, 2009, our principal balances on the loans totaled $21.7 million, consisting of a $13.8 million Tranche A Term Loan and a $7.9 million Tranche B Term Loan.  As of December 27, 2009, interest rates on the Tranche A Term Loan and Tranche B Term Loan were 3.5% and 6.0%, respectively.  As of December 27, 2009 and September 27, 2009, our total debt to EBITDA ratio for the last twelve months was 1.14 and 1.47, respectively. Therefore, for the first quarter of fiscal year 2010, we qualified for the lowest applicable margin for the alternate base rate and LIBOR loans.  For the first quarter of fiscal year 2010, we incurred $331,000 in interest expense, excluding amortization of deferred financing costs.  For the first quarter of fiscal year 2009, we incurred $713,000 in interest expense, excluding amortization of deferred financing costs.  During the first quarter of fiscal year 2010, we reduced the outstanding balance of the facility by mandatory principal payments on the Tranche A Term Loan of $625,000 and a voluntary principal payment on the Tranche B Term Loan of $5.0 million.  As of December 27, 2009, we had $7.5 million available to borrow under the revolving loan, as the balance was zero.

Initial proceeds from the GCF facility, received on or about May 16, 2006, were used to repay approximately $44.5 million in existing debt and related fees and expenses in connection with the termination of our former financing arrangements and to pay approximately $1.6 million in fees and expenses relating to the new financing.  Of these fees, $454,000 is recorded as debt discount, net of accumulated amortization, on our balance sheet as of December 27, 2009.  We recorded a pretax charge of approximately $176,000 in connection with the termination of the former financing arrangements in the third quarter of fiscal year 2006.  We paid GCF an additional $132,000 in fees and expenses on March 9, 2007 related to the second amendment, which we recorded as a debt discount.

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

As of December 27, 2009, we were in compliance with the covenant requirements of the agreement with GCF.  We believe it is probable that we will remain in compliance with all of those covenant requirements for the foreseeable future.  However, if we fail to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under our financing arrangements could result and interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect our financial condition, results of operations or cash flows.

We entered into the following amortizing loans with Key Bank to finance the purchase of machinery used for manufacturing processes: a 5-year loan in the principal amount of $324,000 at a fixed interest rate of 7.5% on September 21, 2006, a 5-year loan in the principal amount of $216,617 at a fixed interest rate of 7.5% on November 27, 2006 and a 4-year loan in the principal amount of $476,043 at a fixed interest rate of 7.5% on January 9, 2007.  It is our intention to pay off the remaining balances of all the amortizing loans with Key Bank by the end of the second quarter of fiscal year 2010 as the last prepayment penalty period expires in the second quarter of fiscal year 2010.

We amended our existing operating lease agreements with General Electric Capital Corporation on October 2, 2006. The amended lease resulted in a three-year capital lease in the principal amount of $842,168 at a fixed interest rate of 8.15%, with a $1 bargain purchase option at the expiration of the lease.  The assets acquired under this capital lease have an acquisition cost of $911,647.  On September 2, 2009, we purchased the manufacturing equipment from General Electric Capital Corporation.   As of December 27, 2009 the net book value of the assets was $343,531.

We believe that funds available to us from operations and existing capital resources will be adequate for our capital requirements for at least the next twelve months.

Following is a summary of our contractual obligations as of December 27, 2009:

	Payments Due By Period

Contractual Obligations	Total	Remainder of Fiscal Year 2010	2-3 Years	4-5 Years	More than 5 Years

Debt maturities	$22,013,393	$2,185,213	$19,828,180	$-	$-

Interest expense (1)	2,131,357	1,160,816	970,541	-	-

Operating lease obligations (2)	14,194,709	2,545,758	5,735,636	3,756,273	2,157,042

Open purchase orders	7,167,093	7,068,061	99,032	-	-

Total contractual obligations	$45,506,552	$12,959,848	$26,633,389	$3,756,273	$2,157,042
____________
(1)	Assumes only mandatory principal pay-downs and the use of LIBOR as of December 27, 2009 on the GCF debt and fixed rate interest payments on equipment loans.
(2)	Includes real estate leases.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – Obligations.  We are subject to interest rate risk on variable interest rate obligations.  A hypothetical 10% increase in average market interest rates would increase by approximately $101,000, the annual interest expense on our debt outstanding as of December 27, 2009.  We are also subject to interest rate risk on our fixed interest rate obligations.  Based upon outstanding amounts of fixed rate obligations as of December 27, 2009, a hypothetical 10% decrease in average market interest rates would increase the fair value of outstanding fixed rate debt by approximately $2,000.

Item 4T.	Controls and Procedures

Our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 27, 2009, that the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended December 27, 2009, there were no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in certain legal actions and claims arising in the ordinary course of business. We believe (based, in part, on advice of legal counsel) that such contingencies, including the matters described below, will be resolved without materially and adversely affecting our financial position, results of operations or cash flows.  We intend to vigorously contest all claims and grievances described below.

The following cases arise out of the same background facts. We report wages of our employees to the Internal Revenue Service (“IRS”) using the social security numbers provided to us by our employees.  In about January 2009, the IRS threatened to impose substantial penalties against us because the IRS said we were using invalid social security numbers, which had been provided by a large number of our employees.  On April 6, 2009, we gave notice of the invalid social security numbers to approximately 260 employees.  We gave each employee approximately 60 days to provide a legitimate explanation for having furnished a false number to us, but most employees failed to do so. We then terminated the employees who were unable to provide a legitimate explanation, effective May 31, 2009, after concluding that their continued employment would expose us to IRS penalties, scrutiny and potential additional criminal and civil sanctions.

Local 770 v. Overhill Farms.

On April 28, 2009, Local 770 of the United Food and Commercial Workers Union submitted an unsigned grievance regarding “the proposed terminations of workers regarding invalid social security numbers,” which the grievance alleged was a violation of the parties’ collective bargaining agreement.  The Union demanded binding arbitration under the collective bargaining agreement.

On January 11, 2010, an arbitrator dismissed the Union’s grievance.  On January 29, 2010, the Union filed a petition to vacate the arbitration decision.  We believe that the Union has no legitimate basis to vacate the arbitrator's decision, and we intend to seek dismissal of their petition and any pursue other appropriate remedies.

Overhill Farms v. Larry (Nativo) Lopez, et al.

On June 30, 2009, we filed a lawsuit against Nativo Lopez and six other leaders of what we believe to be an unlawful campaign to force us to continue the employment of workers who had used invalid social security numbers to hide their illegal work status.  Among other things, we allege that the defendants defamed us by calling our actions “racist” and unlawful. We have asserted claims for defamation, extortion, intentional interference with prospective economic advantage, and intentional interference with contractual relations. We filed the lawsuit in Orange County, California, and seek damages and an injunction barring the defendants from continuing their conduct.

All of the named defendants tried unsuccessfully to dismiss the action.  In refusing to dismiss the case, the Court ruled on November 13, 2009, that we had established a probability of prevailing on the merits, and that we had submitted substantial evidence that the defendants’ accusations of racism were not true.

Agustiana, et al. v. Overhill Farms.

On July 1, 2009, Bohemia Agustiana, Isela Hernandez, and Ana Munoz filed a purported “class action” against us in which they asserted claims for failure to pay minimum wage, failure to furnish wage and hour statements, waiting time penalties, conversion and unfair business practices.  The plaintiffs are former employees who had been terminated one month earlier because they had used invalid social security numbers in connection with their employment with us.  They filed the case in Los Angeles County on behalf of themselves and a class which they say includes all non-exempt production and quality control workers who were employed in California during the four-year period prior to filing their complaint.  The plaintiffs seek unspecified damages, restitution, injunctive relief, attorneys’ fees and costs.

We filed a motion to dismiss the conversion claim, and the motion was granted by the court on February 2, 2010.

The parties are beginning the discovery phase of the case.  We believe we have valid defenses to the plaintiffs’ remaining claims and that we paid all wages due to these employees.

Marcelino Arteaga, et al. v. Overhill Farms.

On July 7, 2009, we received an unfair labor practice charge that had been filed with the National Labor Relations Board (“NLRB”) on June 29, 2009. The charge was filed by Marcelino Arteaga on behalf of himself and two other ex-employees, Agapita Padilla and Fernando Morales Lira.  In addition, on June 30, 2009, these three ex-employees separately submitted grievances and demanded arbitration arising out of our decision on June 26, 2009, to terminate their employment because they had publicly accused us of being “racist.”  On August 7, 2009, the NLRB granted our request to defer further proceedings pending the resolution of the grievance and arbitration process.  We are currently working with the Union to select an arbitrator and to schedule the arbitration as soon as reasonably practicable.

Department of Justice.

On August 7, 2009, the Office of Special Counsel for the Civil Rights Division of the U.S. Department of Justice (“OSC”) requested information from us in connection with an investigation about whether we terminated employees in May 2009 for whom we had received Social Security Administration no-match letters on the basis of national origin or citizenship status.  We responded in detail on September 11, 2009, explaining that all affected employees had been identified by the IRS (not the SSA) as having invalid social security numbers, that we did not select them, and that we applied the same workplace rules against furnishing false information to all employees, regardless of national origin or citizenship status.

On September 9, 2009, we received a second letter from the OSC, which related to its investigation of a discrimination charge filed by an ex-employee, Lucia Vasquez (a/k/a Gyneth Garcia).  On September 25, 2009, we responded in detail to this discrimination charge, explaining that we terminated Vasquez’ employment, along with over 200 other employees, because she failed to explain why she had provided an invalid name and social security number at the time of hire, and that the termination decision had nothing to do with her national origin or citizenship status.

The OSC has not made any determination about the merits of the discrimination charge.

In the meantime, Vasquez separately filed a claim for unemployment benefits.  She was initially awarded the benefits, but we appealed.  Following an evidentiary hearing before an Administrative Law Judge (“ALJ”) on September 29, 2009, the ALJ rejected Vasquez’s claim for unemployment benefits. The ALJ found that she had engaged in serious dishonesty, which included both making a false statement at the time of hire in 2003 and lying to us in May 2009 when confronted about her false statement.  Vasquez appealed that determination.  On February 2, 2010, the appeals board denied her appeal and rejected her claim for benefits.

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

OVERHILL FARMS, INC.
(Registrant)

Date: February 4, 2010	By:	/s/ James Rudis
James Rudis
Chairman, President and
Chief Executive Officer

Date: February 4, 2010	By:	/s/ Tracy E. Quinn
Tracy E. Quinn
Interim Chief Financial Officer

EXHIBITS ATTACHED TO THIS FORM 10-Q

Number	Description

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002