Form 10-Q
period 2010-03-28
OVERHILL FARMS INC
filed 2010-05-06
CIK 1101020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 28, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number 1-16699

OVERHILL FARMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	75-2590292
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

2727 East Vernon Avenue
Vernon, California	90058
(Address of principal executive offices)	(Zip code)

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

As of May 6, 2010, there were 15,823,271 shares of the issuer’s common stock, $.01 par value, outstanding.

OVERHILL FARMS, INC.
FORM 10-Q
QUARTER ENDED MARCH 28, 2010

Item 1.   Financial Statements

OVERHILL FARMS, INC.
CONDENSED BALANCE SHEETS

Assets

	March 28, 2010	September 27, 2009
	(Unaudited)
Current assets:
Cash	$5,789,548	$5,430,295
Accounts receivable, net of allowance for doubtful accounts of $5,000 and $15,000 at March 28, 2010 and September 27, 2009, respectively	16,664,250	17,854,041
Inventories	14,294,961	15,263,224
Prepaid expenses and other	2,030,099	1,859,173
Deferred income taxes	1,122,211	1,122,211
Total current assets	39,901,069	41,528,944

Property and equipment, at cost:
Fixtures and equipment	25,560,779	24,593,878
Leasehold improvements	11,474,659	11,394,840
Automotive equipment	92,886	44,607
	37,128,324	36,033,325
Less accumulated depreciation and amortization	(20,883,648)	(19,196,429)
Total property and equipment	16,244,676	16,836,896

Other non-current assets:
Goodwill	12,188,435	12,188,435
Deferred financing costs, net of accumulated amortization of $459,000 and $419,000 at March 28, 2010 and September 27, 2009, respectively	126,367	166,620
Other	2,642,759	2,916,475
Total other non-current assets	14,957,561	15,271,530

Total assets	$71,103,306	$73,637,370

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED BALANCE SHEETS (continued)

Liabilities and Stockholders’ Equity

	March 28, 2010	September 27, 2009
	(Unaudited)
Current liabilities:
Accounts payable	$9,592,598	$9,338,604
Accrued liabilities	3,547,710	3,272,770
Current maturities of long-term debt	2,875,000	5,271,441
Total current liabilities	16,015,308	17,882,815

Long-term accrued liabilities	500,645	466,987
Deferred tax liabilities	1,899,658	1,899,658
Long-term debt, less current maturities, net of unamortized debt discount of $372,000 and $535,000 at March 28, 2010 and September 27, 2009, respectively	15,777,569	21,891,204
Total liabilities	34,193,180	42,140,664

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 50,000,000 shares, 0 shares issued and outstanding	–	–
Common stock, $0.01 par value, authorized 100,000,000 shares, 15,823,271 shares issued and outstanding at March 28, 2010 and September 27, 2009	158,233	158,233
Additional paid-in capital	11,558,479	11,558,479
Retained earnings	25,193,414	19,779,994
Total stockholders’ equity	36,910,126	31,496,706

Total liabilities and stockholders’ equity	$71,103,306	$73,637,370

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended
	March 28, 2010	March 29, 2009

Net revenues	$50,459,303	$51,583,412
Cost of sales	43,640,235	45,815,774
Gross profit	6,819,068	5,767,638

Selling, general and administrative expenses	2,691,512	2,295,531

Operating income	4,127,556	3,472,107

Interest expense:
Interest expense	(244,209)	(424,347)
Amortization of debt discount and deferred financing costs	(101,504)	(101,504)
Total interest expense	(345,713)	(525,851)

Income before income taxes	3,781,843	2,946,256

Income taxes	1,421,217	1,151,986

Net income	$2,360,626	$1,794,270

Net income per share:
Basic	$0.15	$0.11
Diluted	$0.15	$0.11

Shares used in computing net income per share:
Basic	15,823,271	15,823,271
Diluted	16,046,275	16,011,493

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Six Months Ended
	March 28, 2010	March 29, 2009

Net revenues	$106,691,840	$106,855,441
Cost of sales	91,986,643	93,580,285
Gross profit	14,705,197	13,275,156

Selling, general and administrative expenses	5,253,293	4,829,746

Operating income	9,451,904	8,445,410

Interest expense:
Interest expense	(575,323)	(1,136,931)
Amortization of debt discount and deferred financing costs	(203,008)	(203,008)
Total interest expense	(778,331)	(1,339,939)

Other expenses	(1,000)	–

Income before income taxes	8,672,573	7,105,471

Income taxes	3,259,153	2,778,239

Net income	$5,413,420	$4,327,232

Net income per share:
Basic	$0.34	$0.27
Diluted	$0.34	$0.27

Shares used in computing net income per share:
Basic	15,823,271	15,823,271
Diluted	16,048,947	16,014,916

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	March 28, 2010	March 29, 2009

Operating Activities:
Net income	$5,413,420	$4,327,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,980,846	1,678,022
Amortization of debt discount and deferred financing costs	203,008	203,008
(Gain) loss on asset disposals	(57)	415
(Recovery) provision for doubtful accounts	(10,000)	9,000
Changes in:
Accounts receivable	1,199,791	523,329
Inventories	968,263	1,020,504
Prepaid expenses and other assets	(101,081)	405,762
Accounts payable	253,994	(1,063,651)
Accrued liabilities	274,940	720,895
Net cash provided by operating activities	10,183,124	7,824,516

Investing Activities:
Additions to property and equipment	(1,151,678)	(362,460)
Proceeds from sale of property, plant and equipment	637	–
Net cash used in investing activities	(1,151,041)	(362,460)

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Six Months Ended
	March 28, 2010	March 29, 2009

Financing Activities:
Principal payments on debt	(8,250,000)	(6,189,734)
Principal payments on equipment loans	(422,830)	(111,404)
Principal payments on capital lease obligation	–	(149,831)
Net cash used in financing activities	(8,672,830)	(6,450,969)

Net increase in cash	359,253	1,011,087
Cash at beginning of period	5,430,295	6,637,576
Cash at end of period	$5,789,548	$7,648,663

Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$600,193	$1,226,729
Income taxes	$3,186,946	$1,695,000

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 28, 2010
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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and six months ended March 28, 2010 are not necessarily indicative of the results that may be expected for the year ending September 26, 2010 or for any other period.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 27, 2009.

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

4. INVENTORIES

Inventories are summarized as follows:
	March 28, 2010	September 27, 2009

Raw ingredients	$6,112,699	$6,677,662
Finished product	6,204,210	6,658,263
Packaging	1,978,052	1,927,299
	$14,294,961	$15,263,224

5. LONG-TERM DEBT

Long-term debt of the Company as of March 28, 2010 and September 27, 2009 is summarized as follows:

	March 28, 2010	September 27, 2009

Tranche A Term Loans payable to GCF	$11,175,028	$14,425,028
Tranche B Term Loans payable to GCF	7,850,000	12,850,000
Equipment loans	–	422,830
	19,025,028	27,697,858

Less current maturities	(2,875,000)	(5,271,441)
Less debt discount	(372,459)	(535,213)
	$15,777,569	$21,891,204

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

As of March 28, 2010, the facility with GCF, reflecting principal payments and the March 9, 2007 amendment, was a $49.7 million senior secured credit facility maturing in May 2011, secured by a first priority lien on substantially all of the Company’s assets.  The facility was structured as a $7.5 million non-amortizing revolving loan, a $26.5 million amortizing Tranche A Term Loan and a $15.7 million non-amortizing Tranche B Term Loan. The facility bears interest, adjustable quarterly, at the London Inter Bank Offered Rate (“LIBOR”) plus the applicable margin for LIBOR loans or, at the Company’s option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus the applicable margin for alternate base rate loans, as follows:

	Total Debt to EBITDA Ratio for Last Twelve Months	Applicable Margin for Alternate Base Rate Loans	Applicable Margin for LIBOR Loans
		Revolving Loan	Revolving Loan	Tranche A Term Loan	Tranche B Term Loan

Greater than	3.00:1.00	2.50%	3.50%	3.75%	6.25%

Greater than or equal to but less than or equal to	2.00:1.00 3.00:1.00	2.25%	3.25%	3.50%	6.00%

Less than	2.00:1.00	2.00%	3.00%	3.25%	5.75%

As of March 28, 2010, the Company’s principal balances on the loans totaled $19.1 million, consisting of $11.2 million in Tranche A Term Loans and $7.9 million in Tranche B Term Loans.  At March 28, 2010, interest rates on the Tranche A Term Loans and Tranche B Term Loans were 3.5% and 6.0%, respectively. As of March 28, 2010 and September 27, 2009, the Company’s total debt to EBITDA ratio for the last twelve months was 0.94 and 1.47, respectively. Therefore, for the quarter and six months ended March 28, 2010, the Company qualified for the lowest applicable margin for the alternate base rate and LIBOR loans.  For the first half of fiscal year 2010, the Company incurred $575,000 in interest expense, excluding amortization of deferred financing costs.  For the first half of fiscal year 2009, the Company incurred $1.1 million in interest expense, excluding amortization of deferred financing costs.  During the first half of fiscal year 2010, the outstanding balance of the facility was reduced by voluntary and mandatory principal payments on the Tranche A Term Loan of $2.0 million and $1.3 million, respectively, as well as a voluntary principal payment on the Tranche B Term Loan of $5.0 million.  As of March 28, 2010, the Company had $7.5 million available to borrow under the revolving loan, as the balance was zero.

Initial proceeds from the GCF facility, received on or about May 16, 2006, were used to repay approximately $44.5 million in existing debt and related fees and expenses in connection with the termination of the Company’s former financing arrangements and to pay approximately $1.6 million in fees and expenses relating to the new financing.  Of these fees, $372,000 is recorded as debt discount, net of accumulated amortization, on the accompanying balance sheet as of March 28, 2010.  The Company paid GCF an additional $132,000 in fees and expenses on March 9, 2007 related to the second amendment, which was recorded as a debt discount.

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

As of March 28, 2010, the Company was in compliance with the covenant requirements of the agreement with GCF.  The Company believes it is probable that it will remain in compliance with all of those covenant requirements for the foreseeable future.  However, if the Company fails to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under its financing arrangements could result and interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect its financial condition, results of operations and cash flows.

The Company entered into the following amortizing loans with Key Bank to finance the purchase of machinery used for manufacturing processes: a 5-year loan in the principal amount of $324,000 at a fixed interest rate of 7.5% on September 21, 2006, a 5-year loan in the principal amount of $217,000 at a fixed interest rate of 7.5% on November 27, 2006 and a 4-year loan in the principal amount of $476,000 at a fixed interest rate of 7.5% on January 9, 2007.  On February 4, 2010, the Company repaid the balances of all three equipment loans.

The Company amended its existing operating lease agreements with General Electric Capital Corporation on October 2, 2006.  The amended lease resulted in a three-year capital lease in the principal amount of $842,000 at a fixed interest rate of 8.15%, with a $1 bargain purchase option at the expiration of the lease.  The assets acquired under this capital lease have an acquisition cost of $912,000.  On September 2, 2009, the Company purchased the manufacturing equipment from General Electric Capital Corporation.  As of March 28, 2010 the net book value of the assets was $300,000.

6. PER SHARE DATA

The following table sets forth the calculation of earnings per share (“EPS”) for the periods presented:

	Quarter Ended
	March 28, 2010	March 29, 2009

Basic EPS Computation:
Numerator:
Net income	$2,360,626	$1,794,270
Denominator:
Weighted average common shares outstanding	15,823,271	15,823,271
Total shares	15,823,271	15,823,271
Basic EPS	$0.15	$0.11

Diluted EPS Computation:
Numerator:
Net income	$2,360,626	$1,794,270
Denominator:
Weighted average common shares outstanding	15,823,271	15,823,271
Incremental shares from assumed exercise of stock options	223,004	188,222
Total shares	16,046,275	16,011,493
Diluted EPS	$0.15	$0.11

	Six Months Ended
	March 28, 2010	March 29, 2009

Basic EPS Computation:
Numerator:
Net income	$5,431,420	$4,327,232
Denominator:
Weighted average common shares outstanding	15,823,271	15,823,271

Total shares	15,823,271	15,823,271
Basic EPS	$0.34	$0.27

Diluted EPS Computation:
Numerator:
Net income	$5,431,420	$4,327,232
Denominator:
Weighted average common shares outstanding	15,823,271	15,823,271
Incremental shares from assumed exercise of stock options	225,676	191,645
Total shares	16,048,947	16,014,916
Diluted EPS	$0.34	$0.27

7. STOCK OPTIONS

The Company measures the cost of all employee stock-based compensation awards based on the grant date fair value of those awards using a Black-Scholes model and records that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). No options were granted during the quarters or six month periods ended March 28, 2010 or March 29, 2009.  Therefore, there was no impact on the income statement or cash flow statement as a result of stock-based compensation for any of these periods.

8. INCOME TAXES

The Company accounts for uncertainty in income taxes based on a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The balance of unrecognized tax benefits was zero as of March 28, 2010 and September 27, 2009.

The Company recognizes interest and penalties as part of income taxes. The total amount of interest and penalties recognized in the statements of income was zero for the quarters and six months ended March 28, 2010 and March 29, 2009.

The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions.

The effective tax rates were 37.6% and 39.1% for the first half of fiscal years 2010 and 2009, respectively.

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

The following cases arise out of the same background facts. The Company reports wages of its employees to the Internal Revenue Service (“IRS”) using the social security numbers provided by the Company’s employees.  In about January 2009, the IRS threatened to impose substantial penalties against the Company because the IRS said the Company was using invalid social security numbers, which had been provided by a large number of its employees.  On April 6, 2009, the Company gave notice of the invalid social security numbers to approximately 260 employees.  The Company gave each employee approximately 60 days to provide a legitimate explanation for having furnished the Company a false number, but most employees failed to do so.  The Company then terminated the employees who were unable to provide it a legitimate explanation, effective May 31, 2009, after concluding that their continued employment would expose the Company to IRS penalties, scrutiny and potential additional criminal and civil sanctions.

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

On January 11, 2010, an arbitrator dismissed the Union’s grievance.  On January 29, 2010, the Union filed a petition to vacate the arbitration decision.  On March 30, 2010, the Court denied the Union’s petition and dismissed the Union’s case with prejudice.

Overhill Farms v. Larry (Nativo) Lopez, et al.

On June 30, 2009, the Company filed a lawsuit against Nativo Lopez and six other leaders of what the Company believes to be an unlawful campaign to force the Company to continue the employment of workers who had used invalid social security numbers to hide their illegal work status.  Among other things, the Company alleges that the defendants defamed the Company by calling the Company’s actions “racist” and unlawful.  The Company has asserted claims for defamation, extortion, intentional interference with prospective economic advantage, and intentional interference with contractual relations.  The Company filed the lawsuit in Orange County, California, and seeks damages and an injunction barring the defendants from continuing their conduct.

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

The parties are engaged in the discovery phase of the case.  The Company believes it has valid defenses to the plaintiffs’ remaining claims and that it paid all wages due to these employees.

Marcelino Arteaga, et al. v. Overhill Farms.

On July 7, 2009, the Company received an unfair labor practice charge that had been filed with the National Labor Relations Board (“NLRB”) on June 29, 2009. The charge was filed by Marcelino Arteaga on behalf of himself and two other ex-employees, Agapita Padilla and Fernando Morales Lira.  In addition, on June 30, 2009, these three ex-employees separately submitted grievances and demanded arbitration arising out of the Company’s decision on June 26, 2009, to terminate their employment because they had publicly accused it of being “racist.”  On August 7, 2009, the NLRB granted the Company’s request to defer further proceedings pending the resolution of the grievance and arbitration process.  The arbitration of these grievances took place on April 14 and 15, 2010, and the arbitration proceeding is not yet completed.

Department of Justice.

On August 7, 2009, the Office of Special Counsel for the Civil Rights Division of the U.S. Department of Justice (“OSC”) requested information from the Company in connection with an investigation about whether the Company terminated employees in May 2009 for whom the Company had received Social Security Administration (“SSA”) no-match letters on the basis of national origin or citizenship status.  The Company responded in detail on September 11, 2009, explaining that all affected employees had been identified by the IRS (not the SSA) as having invalid social security numbers, that the Company did not select them, and that the Company applied the same workplace rules against furnishing false information to all employees, regardless of national origin or citizenship status.

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

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  The Company performs on-going credit evaluations of each customer’s financial condition and generally requires no collateral from its customers.  A bankruptcy or other significant financial deterioration of any customer could impact its future ability to satisfy its receivables with the Company.  Allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions.  For the six months ended March 28, 2010 and March 29, 2009, write-offs, net of recoveries, to the allowance for doubtful accounts were immaterial.

A significant portion of the Company’s total net revenues during the first half of fiscal years 2010 and 2009 was derived from three customers. Panda Restaurant Group, Inc., Jenny Craig, Inc., and Safeway Inc., accounted for approximately 29%, 25%, and 19%, respectively, of the Company’s total net revenues for the six months ended March 28, 2010 and approximately 17%, 24%, and 17%, respectively, of the Company’s total net revenues for the six months ended March 29, 2009.  Receivables related to Panda Restaurant Group, Inc. (through its distributors), Jenny Craig, Inc., and Safeway Inc., accounted for approximately 36%, 23% and 18%, respectively, of the Company’s total accounts receivable balance as of March 28, 2010 and approximately 22%, 18% and 15%, respectively, of the Company’s total accounts receivable balance as of March 29, 2009.

Cash used primarily for working capital purposes is maintained in two accounts with one major financial institution. Account balances as of March 28, 2010 exceeded the Federal Deposit Insurance Corporation insurance limits.  If the financial banking markets experience disruption, the Company may need to temporarily rely on other forms of liquidity, including borrowing under its credit facility.

10. RELATED PARTY TRANSACTIONS

In February 2004, the Company engaged Alexander Auerbach & Co., Inc. (“AAPR”) to provide the Company with public relations and marketing services.  AAPR provides public relations, media relations and communications marketing services to support the Company’s sales activities.  Alexander Auerbach, who is a director and stockholder of the Company, is a stockholder, director and officer of AAPR.  Fees paid to AAPR for services rendered under this engagement during the first half of fiscal years 2010 and 2009 were $21,000 and $15,000, respectively.

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

Level 3 - Unobservable inputs that reflect assumptions about what market participants would use in pricing the asset or liability. These inputs would be based on the best information available, including the Company’s own data.

Cash and cash equivalents are carried at fair value using Level 1 inputs.  The carrying amount of the Company’s other financial instruments, which are not marked to fair value at each reportable date and principally include trade receivables and accounts payable, approximate fair value due to the relatively short maturity of such instruments.  The Company believes the carrying value of the debt approximates fair value due to the relatively short maturity of such instruments. The Company believes the carrying value of the debt approximates the fair value at both March 28, 2010 and September 27, 2009, as the debt bears interest at variable rates based on prevailing market conditions.  As of March 28, 2010, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable rate debt approximated rates currently available to the Company.

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

12. SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through the issuance date of these financial statements, and concluded no subsequent events occurred that required recognition or disclosure other than the legal matters noted in footnote 9 to these financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

●	the impact of competitive products and pricing;

●
market conditions that may affect the costs and/or availability of raw materials, fuels, energy, logistics and labor as well as the market for our products, including our customers’ ability to pay and consumer demand;

●	changes in our business environment, including actions of competitors and changes in customer preferences, as well as disruptions to our customers’ businesses;

●	seasonality in the retail category;

●	loss of key customers due to competitive environment or production being moved in-house by customers;

●	fulfillment by suppliers of existing raw materials contracts;

●	natural disasters that can impact, among other things, costs of fuel and raw materials;

●	the occurrence of acts of terrorism or acts of war;

●	changes in governmental laws and regulations, including income taxes;

●	change in control due to takeover or other significant changes in ownership;

●	financial viability and resulting effect on revenues and collectability of accounts receivable of our customers during the on-going economic downturn and any future deep recessionary periods;

●	ability to obtain additional financing as and when needed, and rising costs of credit that may be associated with new borrowings;

●	voluntary or government-mandated food recalls;

●	effects of legal proceedings in which we are or may become involved from time to time; and

●
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

Our goal is to continue as a leading developer and manufacturer of value-added food products and provider of custom prepared frozen foods.  We intend to create superior value for our stockholders by continuing to execute our growth and operating strategies, including:

●	diversifying and expanding our customer base by focusing on sectors we believe have attractive growth characteristics, such as foodservice and retail;

●	investing in and operating efficient production facilities;

●	providing value-added ancillary support services to customers;

●	offering a broad range of products to customers in multiple channels of distribution; and

●	exploring strategic acquisitions and investments.

Net revenues for the second quarter of fiscal year 2010, which ended March 28, 2010, continued to be affected by the economic recession.  Net revenues of $50.5 million declined $1.1 million, or 2.1% compared to the second quarter of fiscal year 2009, which ended March 29, 2009.  The retail category declined $3.0 million, primarily from reduced sales to one of our customers who lost a portion of their club store distribution.   Declines in other retail accounts were mostly offset by increased sales to Safeway Inc.  In addition, continued softness in the airline industry exacerbated by a weak economy contributed $610,000 to the decrease in net revenues.  These declines were partially offset by a $2.5 million increase in sales in the foodservice category.

Our continued sales efforts have led to new retail business with an existing customer that is scheduled for production starting in the latter part of the third quarter of fiscal year 2010.  This new business is expected to partially offset the loss of business from H.J. Heinz Company, who moved a large portion of its production to its own facilities.  We are in the final stages of initiating several new product launches for both new and existing customers, which we hope will offset the economy’s continuing effect on sales, and the continuing reduction of customer held inventories.

For the first half of fiscal year 2010, net revenues of $106.7 million reflected a decrease of less than 0.2% compared to the first half of fiscal year 2009.  Retail sales declined $10.4 million due to a previously announced anticipated reduced volume from H. J. Heinz Company, who moved a large portion of its production to its own facilities and one other retail account who lost a portion of their club store distribution.  Airline net sales were down $2.0 million.  These declines were largely offset by an increase in the foodservice category, which was up $12.3 million.

Gross profit was $6.8 million for the second quarter of fiscal year 2010, compared to $5.8 million for the second quarter of fiscal year 2009.  Gross profit increased as a percentage of net revenues during the second quarter of fiscal year 2010 to 13.5% from 11.2% for the second quarter of fiscal year 2009.  Although net revenues decreased for the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009, gross profit as a percentage of revenues increased due to continuous process improvements, improved efficiencies and yields and favorable commodity prices.

Gross profit was $14.7 million for the first half of fiscal year 2010, compared to $13.3 million for the first half of fiscal year 2009.  Although net revenues remained flat for the first half of fiscal year 2010 compared to the first half of fiscal year 2009, gross profit as a percentage of net revenues increased to 13.8% from 12.4% for the first half of fiscal year 2009.  This was due to continuous process improvements, improved efficiencies and yields and favorable commodity prices.

Operating income for the second quarter of fiscal year 2010 was $4.1 million (8.1% of net revenues) compared to $3.5 million (6.8% of net revenues) for the second quarter of fiscal year 2009 due primarily to improvements in gross profit margins as noted above.  Selling, general and administrative (“SG&A”) expenses as a percentage of net revenues increased to 5.3% for the second quarter of fiscal year 2010 compared to 4.5% for the second quarter of fiscal year 2009.  SG&A expenses were driven by higher legal fees of $198,000 relating primarily to litigation described in Item 1 of Part II of this report and higher brokerage fees stemming from higher sales to Safeway Inc.  Net income for the second quarter of fiscal year 2010 was $2.4 million (4.8% of net revenues) compared to $1.8 million (3.5% of net revenues) for the second quarter of fiscal year 2009 due to higher gross profit and to lower interest expense as a result of pay downs under our credit facility.

Operating income for the first half of fiscal year 2010 was $9.5 million (8.9% of net revenues), compared to $8.4 million (7.9% of net revenues) for the first half of fiscal year 2009 due primarily to improvements in gross profit margins.  SG&A expenses as a percentage of net revenues increased to 5.0% for the first half of fiscal year 2010 compared to 4.5% for the first half of fiscal year 2009.  SG&A expenses were driven by higher legal fees of $382,000 relating primarily to litigation described in Item 1 of Part II of this report and higher brokerage fees stemming from higher sales to Safeway Inc.  Net income for the first half of fiscal year 2010 was $5.4 million (5.1% of net revenues) compared to $4.3 million (4.0% of net revenues) for the first half of fiscal year 2009 due to higher gross profits and to lower interest expense as a result of pay downs under our credit facility.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  See Note 2 to the financial statements contained in our annual report on Form 10-K for the year ended September 27, 2009 for a summary of our significant accounting policies.  Management believes the following critical accounting policies are related to our more significant estimates and assumptions used in the preparation of our financial statements.

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

Goodwill.  We evaluate goodwill at least annually for impairment.  We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data.  As of March 28, 2010, we had goodwill of $12.2 million.  A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

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

We account for uncertainty in income taxes based on a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The balance of unrecognized tax benefits was zero as of March 28, 2010 and September 27, 2009.

We recognize interest and penalties as part of income taxes.  No interest and penalties were recognized in the statement of income for the first half of fiscal year 2010.

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  We perform on-going credit evaluations of each customer’s financial condition and generally require no collateral from our customers.  A bankruptcy or other significant financial deterioration of any customer could impact its future ability to satisfy its receivables with us.  Our allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions. For the first half of fiscal years 2010 and 2009, our write-offs, net of recoveries, to the allowance for doubtful accounts were immaterial.

A significant portion of our total net revenues during the first half of fiscal years 2010 and 2009 was derived from three customers. Panda Restaurant Group, Inc., Jenny Craig, Inc., and Safeway Inc., accounted for approximately 29%, 25%, and 19%, respectively, of our total net revenues for the first half of fiscal year 2010 and approximately 17%, 24%, and 17%, respectively, of our total net revenues for the first half of fiscal year 2009. Receivables related to Panda Restaurant Group, Inc. (through its distributors), Jenny Craig, Inc., and Safeway Inc., accounted for approximately 36%, 23% and 18%, respectively, of our total accounts receivable balance as of March 28, 2010 and approximately 22%, 18% and 15%, respectively, of our total accounts receivable balance as of March 29, 2009.

Cash used primarily for working capital purposes is maintained in two accounts with one major financial institution. Account balances as of March 28, 2010 exceeded the Federal Deposit Insurance Corporation insurance limits.  If the financial banking markets experience disruption, we may need to temporarily rely on other forms of liquidity, including borrowing under our credit facility.

Results of Operations

While we operate as a single business unit, manufacturing various products on common production lines, revenues from similar customers are grouped into the following natural categories: retail, foodservice and airlines.

Quarter Ended March 28, 2010 Compared to Quarter Ended March 29, 2009

The quarters ended March 28, 2010 and March 29, 2009 were both 13-week periods.

Net Revenues.  Net revenues for the second quarter of fiscal year 2010 decreased $1.1 million or 2.1% (0.6% was attributed to a volume/mix decrease and 1.5% was attributed to a pricing decrease) to $50.5 million from $51.6 million for the second quarter of fiscal year 2009 due to a decrease in airline and retail net revenues that was partially offset by an increase in foodservice net revenues.

Retail net revenues decreased $3.0 million (8.2%) to $33.8 million for the second quarter of fiscal year 2010 from $36.8 million for the second quarter of fiscal year 2009.  The decrease in net revenues was due to $3.3 million in reduced sales to one of our customers who lost a portion of their club store distribution.  Most other retail accounts declined but the reductions were offset by increased sales to Safeway Inc.   As previously disclosed, H. J. Heinz Company informed us that it intended to move most of its remaining volume to self-manufacture beginning after their contract expired at the end of calendar year 2009.  The second quarter of fiscal year 2010 includes $3.5 million in net revenues from sales to Heinz, as Heinz was delayed in transitioning to its own plants.  We plan to continue to produce limited products for H. J. Heinz Company on an on-going basis and we are continuing to work with them on potential new products.

Foodservice net revenues increased $2.5 million (20.7%) to $14.6 million for the second quarter of fiscal year 2010 from $12.1 million for the second quarter of fiscal year 2009.  The increase was attributable to introduction of new products and increased volume from an existing customer.

Airline net revenues decreased $610,000 (23.5%) to $2.0 million for the second quarter of fiscal year 2010 from $2.6 million for the second quarter of fiscal year 2009.  Due to the current economic downturn and airline initiatives to cut costs, going forward we expect a further decline in airline net revenues.

Gross Profit.  Gross profit for the second quarter of fiscal year 2010 increased by $1.0 million (17.2%) to $6.8 million from $5.8 million for the second quarter of fiscal year 2009. Gross profit as a percentage of net revenues increased to 13.5% for the second quarter of fiscal year 2010 from 11.2% for the second quarter of fiscal year 2009 due largely to continuous process improvements, improved efficiencies and yields and favorable commodity prices.

Selling, General and Administrative Expenses. SG&A expenses increased $396,000 (17.4%) to $2.7 million (5.3% of net revenues) for the second quarter of fiscal year 2010 from $2.3 million (4.5% of net revenues) for the second quarter of fiscal year 2009.  SG&A expenses were driven by higher legal fees of $198,000 relating primarily to litigation described in Item 1 of Part II of this report and higher brokerage fees stemming from higher sales to Safeway Inc.

Operating Income.  Operating income increased $655,000 (18.7%) to $4.1 million for the second quarter of fiscal year 2010 from $3.5 million for the second quarter of fiscal year 2009.  The increase in operating income was the result of the increase in gross profit as noted above.

Total Interest Expense.  Total interest expense for the second quarter of fiscal year 2010 was $346,000, compared to $526,000 for the second quarter of fiscal year 2009.  The decrease in interest expense is due to lower debt balances and lower variable interest rates.  We expect interest to decline going forward as we continue to accelerate our debt repayment.

Income Tax Provision.  Income tax expense was $1.4 million for the second quarter of fiscal year 2010, compared to $1.2 million for the second quarter of fiscal year 2009.  The difference was a result of income before taxes increasing $836,000 from $2.9 million for the second quarter of fiscal year 2009 to $3.8 million for the second quarter of fiscal year 2010.  The effective tax rates were 37.6% for the second quarter of fiscal year 2010 and 39.1% for the second quarter of fiscal year 2009.

Net Income. Net income for the second quarter of fiscal year 2010 was $2.4 million, or $0.15 per basic and diluted share, compared to net income of $1.8 million, or $0.11 per basic and diluted share, for the second quarter of fiscal year 2009.

Six Months Ended March 28, 2010 Compared to Six Months Ended March 29, 2009

The six month periods ended March 28, 2010 and March 29, 2009 were both 26-week periods.

Net Revenues.  Net revenues decreased $163,000 or 0.2% (a 0.8% pricing decrease was offset by a 0.6% volume/mix increase) to $106.7 million for the first half of fiscal year 2010 from $106.9 million for the first half of fiscal year 2009, due to a decrease in retail and airline net revenues that was offset by an increase in foodservice net revenues.

Retail net revenues decreased $10.4 million (13.1%) to $68.9 million for the first half of fiscal year 2010 from $79.3 million for the first half of fiscal year 2009.  The decrease in retail net revenues was largely due to the anticipated reduced volume from H.J. Heinz Company (a decrease of $8.8 million compared to the first half of fiscal year 2009) because they moved a large portion of their production to their own facilities, and to reduced sales to one of our customers who lost a portion of their club store business (a decrease of $3.7 million).  These declines were partially offset by increases in Safeway Inc. and Jenny Craig, Inc.  For the first half of fiscal year 2010, H.J. Heinz Company accounted for $7.5 million in net revenues.  The decline in net revenues was less than expected as H. J. Heinz Company was delayed in its transition plan.  We plan to continue to produce limited products for H. J Heinz Company on an on-going basis and we are continuing to work with them on potential new products.

Foodservice net revenues increased $12.3 million (56.9%) to $33.9 million for the first half of fiscal year 2010 from $21.6 million for the first half of fiscal year 2009.  The increase was attributable to introduction of new products and increased volume from an existing customer.  The increase in net revenues for the foodservice category offset the decreases from both the retail and airline categories.  For the first half of fiscal year 2010, the foodservice category as a percentage of net revenues increased to 32% from 20%.  We continue our sales efforts in this category and continue to believe that foodservice represents a significant opportunity for us.

Airline net revenues decreased $2.0 million (33.9%) to $3.9 million for the first half of fiscal year 2010 from $5.9 million for the first half of fiscal year 2009.  Given the current economic downturn and airline initiatives to cut costs, going forward we expect a further decline in airline net revenues.

Gross Profit.  Gross profit increased by $1.4 million (10.5%) to $14.7 million for the first half of fiscal year 2010 from $13.3 million for the first half of fiscal year 2009. Gross profit as a percentage of net revenues increased to 13.8% for the first half of fiscal year 2010 from 12.4% for the first half of fiscal year 2009, due largely to continuous process improvements, improved efficiencies and yields and favorable commodity prices.

Selling, General and Administrative Expenses. SG&A expenses increased $423,000 (8.8%) to $5.3 million (5.0% of net revenues) for the first half of fiscal year 2010 from $4.8 million (4.5% of net revenues) for the first half of fiscal year 2009.  SG&A expenses were driven by higher legal fees of $382,000 relating primarily to litigation described in Item 1 of Part II of this report and higher brokerage fees stemming from higher sales to Safeway Inc.

Operating Income.  Operating income increased $1.0 million (11.9%) to $9.4 million for the first half of fiscal year 2010 from $8.4 million for the first half of fiscal year 2009.  The increase in operating income was the result of the increase in gross profit margin as noted above.

Total Interest and Other Expense. Interest expense for the first half of fiscal year 2010 was $778,000, compared to $1.3 million for the first half of fiscal year 2009.  The decrease in interest expense was due to lower debt balances and lower variable interest rates.

Income Tax Provision.  Income tax expense was $3.3 million for the first half of fiscal year 2010, compared to $2.8 million for the first half of fiscal year 2009. The difference was a result of income before taxes increasing $1.6 million from $7.1 million for the first half of fiscal year 2009 to $8.7 million for the first half of fiscal year 2010.  The effective tax rates were 37.6% for the first half of fiscal year 2010 and 39.1% for the first half of fiscal year 2009.

Net Income. Net income for the first half of fiscal year 2010 was $5.4 million, or $0.34 per basic and diluted share, compared to net income of $4.3 million, or $0.27 per basic and diluted share, for the first half of fiscal year 2009.

Liquidity and Capital Resources

During the first half of fiscal years 2010 and 2009, our operating activities provided cash of $10.2 million and $7.8 million, respectively.  Cash generated from operations before working capital changes for the first half of fiscal year 2010 was $7.6 million.  Cash provided by changes in working capital was $2.6 million during the first half of fiscal year 2010 and resulted from decreases in accounts receivable, inventory, accounts payable and accrued liabilities of $1.2 million, $968,000, $254,000 and $275,000, respectively, as well as an increase in prepaid expenses of $101,000.  As of March 28, 2010, we had working capital of $23.9 million compared to working capital of $23.6 million at fiscal year end 2009.  We were able to fund our operations in the first half of fiscal year 2010 internally while decreasing our external debt.

During the first half of fiscal year 2010, our investing activities, consisting primarily of capital expenditures, resulted in a net use of cash of approximately $1.2 million, compared to a net use of cash of approximately $362,000 during the first half of fiscal year 2009.  The property and equipment additions were made to accommodate additional business opportunities, meet anticipated growth and improve operating efficiency.  We anticipate that cash generated from operating activities and borrowing availability under our existing credit facilities will fund revenue growth and working capital needs in the near term.

During the first half of fiscal year 2010, our financing activities resulted in a use of cash of $8.7 million, compared to a use of cash of $6.5 million during the first half of fiscal year 2009.  The increased use of cash was largely due to a $5.0 million voluntary principal payment we made on our Tranche B Term Loan in addition to voluntary and required principal payments of $2.0 million and $1.3 million, respectively, we made on our Tranche A Term Loan as of March 28, 2010.

We believe that our cash and financial liquidity positions are sufficient to fund current working capital needs and future growth initiatives.  We intend to reduce our debt with regularly scheduled debt reduction payments and additional voluntary prepayments where liquidity and loan agreements allow.  In April 2010, we made a $1.5 million voluntary principal prepayment that was applied to our Tranche A Term Loan balance.

On March 9, 2007, we executed a second amendment to the senior secured credit agreement with Guggenheim Corporate Funding, LLC (“GCF”), our principal lender, allowing for $7.0 million of additional capital expenditures to facilitate new business by increasing plant capacity and improving line efficiency, to be funded by increases of $3.5 million in each of the Tranche A and Tranche B Term Loans.

As of March 28, 2010, the facility with GCF, reflecting principal payments and the March 9, 2007 amendment, was a $49.7 million senior secured credit facility maturing in May 2011, secured by a first priority lien on substantially all of our assets.  The facility was structured as a $7.5 million non-amortizing revolving loan, a $26.5 million amortizing Tranche A Term Loan and a $15.7 million non-amortizing Tranche B Term Loan.  The facility bears interest, adjustable quarterly, at the London Inter Bank Offered Rate (“LIBOR”) plus the applicable margin (listed below) for LIBOR loans or, at our option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus an applicable margin, as follows:

	Total Debt to EBITDA Ratio for Last Twelve Months	Applicable Margin for Alternate Base Rate Loans	Applicable Margin for LIBOR Loans
		Revolving Loan	Revolving Loan	Tranche A Term Loan	Tranche B Term Loan

Greater than	3.00:1.00	2.50%	3.50%	3.75%	6.25%

Greater than or equal to but less than or equal to	2.00:1.00 3.00:1.00	2.25%	3.25%	3.50%	6.00%

Less than	2.00:1.00	2.00%	3.00%	3.25%	5.75%

As of March 28, 2010, our principal balances on the loans totaled $19.1 million, consisting of $11.2 million in Tranche A Term Loans and $7.9 million in Tranche B Term Loans.  At March 28, 2010, interest rates on the Tranche A Term Loans and Tranche B Term Loans were 3.5% and 6.0%, respectively. As of March 28, 2010 and September 27, 2009, our total debt to EBITDA ratio for the last twelve months was 0.94 and 1.47, respectively. Therefore, for the second quarter and first half of fiscal year 2010, we qualified for the lowest applicable margin for the alternate base rate and LIBOR loans.  For the first half of fiscal year 2010, we incurred $575,000 in interest expense, excluding amortization of deferred financing costs.  For the first half of fiscal year 2009, we incurred $1.1 million in interest expense, excluding amortization of deferred financing costs.  During the first half of fiscal year 2010, the outstanding balance of the facility was reduced by voluntary and mandatory principal payments on the Tranche A Term Loan of $2.0 million and $3.2 million, respectively, as well as a voluntary principal payment on the Tranche B Term Loan of $5.0 million.  As of March 28, 2010, we had $7.5 million available to borrow under the revolving loan, as the balance was zero.

Initial proceeds from the GCF facility, received on or about May 16, 2006, were used to repay approximately $44.5 million in existing debt and related fees and expenses in connection with the termination of our former financing arrangements and to pay approximately $1.6 million in fees and expenses relating to the new financing.  Of these fees, $372,000 is recorded as debt discount, net of accumulated amortization, on our balance sheet as of March 28, 2010.  We paid GCF an additional $132,000 in fees and expenses on March 9, 2007 related to the second amendment, which we recorded as a debt discount.

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

As of March 28, 2010, we were in compliance with the covenant requirements of the agreement with GCF.  We believe it is probable that we will remain in compliance with all of those covenant requirements for the foreseeable future.  However, if we fail to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under our financing arrangements could result and interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect our financial condition, results of operations or cash flows.

We entered into the following amortizing loans with Key Bank to finance the purchase of machinery used for manufacturing processes: a 5-year loan in the principal amount of $324,000 at a fixed interest rate of 7.5% on September 21, 2006, a 5-year loan in the principal amount of $217,000 at a fixed interest rate of 7.5% on November 27, 2006 and a 4-year loan in the principal amount of $476,000 at a fixed interest rate of 7.5% on January 9, 2007.  On February 4, 2010, we repaid the balances of all three equipment loans.

We amended our existing operating lease agreements with General Electric Capital Corporation on October 2, 2006.  The amended lease resulted in a three-year capital lease in the principal amount of $842,000 at a fixed interest rate of 8.15%, with a $1 bargain purchase option at the expiration of the lease.  The assets acquired under this capital lease have an acquisition cost of $912,000.  On September 2, 2009, we purchased the manufacturing equipment from General Electric Capital Corporation.  As of March 28, 2010 the net book value of the assets was $300,000.

Following is a summary of our contractual obligations at March 28, 2010:

	Payments Due By Period

Contractual Obligations	Total	Remainder of Fiscal Year 2010	2-3 Years	4-5 Years	More than 5 Years

Debt maturities	$19,025,028	$1,375,000	$17,650,028	$–	$–

Interest expense	1,637,000	721,000	916,000	–	–

Operating lease obligations (2)	13,342,648	1,690,679	5,738,654	3,756,273	2,157,042

Other contractual obligations	879,085	251,167	627,918	–	–

Open purchase orders	5,458,428	5,359,396	99,032	–	–

Total contractual obligations	$40,342,189	$9,397,242	$25,031,632	$3,756,273	$2,157,042

(1)	Assumes only mandatory principal pay-downs and the use of LIBOR as of March 28, 2010 on the GCF debt.
(2)	Includes real estate leases.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – Obligations.  We are subject to interest rate risk on variable interest rate obligations.  A hypothetical 10% increase in average market interest rates would increase by approximately $91,534 the annual interest expense on our debt outstanding as of March 28, 2010.

Item 4T.   Controls and Procedures

Our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 28, 2010, that the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 28, 2010, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 11, 2010, an arbitrator dismissed the Union’s grievance.  On January 29, 2010, the Union filed a petition to vacate the arbitration decision.  On March 30, 2010, the Court denied the Union’s petition and dismissed the Union’s case with prejudice.

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

The parties are engaged in the discovery phase of the case.  We believe we have valid defenses to the plaintiffs’ remaining claims and that we paid all wages due to these employees.

Marcelino Arteaga, et al. v. Overhill Farms.

On July 7, 2009, we received an unfair labor practice charge that had been filed with the National Labor Relations Board (“NLRB”) on June 29, 2009. The charge was filed by Marcelino Arteaga on behalf of himself and two other ex-employees, Agapita Padilla and Fernando Morales Lira.  In addition, on June 30, 2009, these three ex-employees separately submitted grievances and demanded arbitration arising out of our decision on June 26, 2009, to terminate their employment because they had publicly accused us of being “racist.”  On August 7, 2009, the NLRB granted our request to defer further proceedings pending the resolution of the grievance and arbitration process.  The arbitration of these grievances took place on April 14 and 15, 2010, and the arbitration proceeding is not yet completed.

Department of Justice.

On August 7, 2009, the Office of Special Counsel for the Civil Rights Division of the U.S. Department of Justice (“OSC”) requested information from us in connection with an investigation about whether we terminated employees in May 2009 for whom we had received Social Security Administration (“SSA”) no-match letters on the basis of national origin or citizenship status.  We responded in detail on September 11, 2009, explaining that all affected employees had been identified by the IRS (not the SSA) as having invalid social security numbers, that we did not select them, and that we applied the same workplace rules against furnishing false information to all employees, regardless of national origin or citizenship status.

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

Item 5.     Exhibits

Exhibit Number	Description

10.1(1)	Employment Agreement dated as of February 18, 2010 between Overhill Farms, Inc. and James Rudis

31.1(2)	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(2)	Certification of Interim Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(2)	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 10.1 to the Form 8-K for February 18, 2010 filed by Overhill Farms, Inc. on February 18, 2010.

(2)	Attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERHILL FARMS, INC.
(Registrant)

Date: May 6, 2010	By:	/s/ James Rudis
James Rudis
Chairman, President and
Chief Executive Officer

Date: May 6, 2010	By:	/s/ Tracy E. Quinn
Tracy E. Quinn
Interim Chief Financial Officer

EXHIBITS ATTACHED TO THIS FORM 10-Q

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002