Form 10-Q
period 2010-06-27
OVERHILL FARMS INC
filed 2010-08-06
CIK 1101020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2010

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

As of August 6, 2010, there were 15,823,271 shares of the issuer’s common stock, $.01 par value, outstanding.

OVERHILL FARMS, INC.
FORM 10-Q
QUARTER ENDED JUNE 27, 2010

Item 1.   Financial Statements

OVERHILL FARMS, INC.
CONDENSED BALANCE SHEETS

Assets

	June 27, 2010	September 27, 2009
	(Unaudited)

Current assets:
Cash	$4,657,205	$5,430,295
Accounts receivable, net of allowance for doubtful accounts of $4,000 and $15,000 at June 27, 2010 and September 27, 2009, respectively	11,784,209	17,854,041
Inventories	14,989,217	15,263,224
Prepaid expenses and other	2,605,926	1,859,173
Deferred income taxes	1,122,211	1,122,211
Total current assets	35,158,768	41,528,944

Property and equipment, at cost:
Fixtures and equipment	25,306,283	24,593,878
Leasehold improvements	12,119,705	11,394,840
Automotive equipment	92,886	44,607
	37,518,874	36,033,325
Less accumulated depreciation and amortization	(21,657,635)	(19,196,429)
Total property and equipment	15,861,239	16,836,896

Other non-current assets:
Goodwill	12,188,435	12,188,435
Deferred financing costs, net of accumulated amortization of $480,000 and $419,000 at June 27, 2010 and September 27, 2009, respectively	106,241	166,620
Other	2,534,440	2,916,475
Total other non-current assets	14,829,116	15,271,530

Total assets	$65,849,123	$73,637,370

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED BALANCE SHEETS (continued)

Liabilities and Stockholders’ Equity

	June 27, 2010	September 27, 2009
	(Unaudited)
Current liabilities:
Accounts payable	$8,342,983	$9,338,604
Accrued liabilities	3,638,702	3,272,770
Current maturities of long-term debt, net of unamortized debt discount of $291,000 and zero at June 27, 2010 and September 27, 2009, respectively	13,608,948	5,271,441
Total current liabilities	25,590,633	17,882,815

Long-term accrued liabilities	518,373	466,987
Deferred tax liabilities	1,899,658	1,899,658
Long-term debt, less current maturities, net of unamortized debt discount of zero and $535,000 at June 27, 2010 and September 27, 2009, respectively	-	21,891,204
Total liabilities	28,008,664	42,140,664

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 50,000,000 shares, 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares, 15,823,271 shares issued and outstanding at June 27, 2010 and September 27, 2009	158,233	158,233
Additional paid-in capital	11,558,479	11,558,479
Retained earnings	26,123,747	19,779,994
Total stockholders’ equity	37,840,459	31,496,706

Total liabilities and stockholders’ equity	$65,849,123	$73,637,370

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended
	June 27, 2010	June 28, 2009

Net revenues	$43,360,677	$54,501,049
Cost of sales	39,047,893	47,115,020
Gross profit	4,312,784	7,386,029

Selling, general and administrative expenses	2,505,551	2,671,531

Operating income	1,807,233	4,714,498

Interest expense:
Interest expense	(210,483)	(389,727)
Amortization of debt discount and deferred financing costs	(101,504)	(101,504)
Total interest expense	(311,987)	(491,231)

Other expense	(3,000)	-

Income before income taxes	1,492,246	4,223,267

Income taxes	561,913	1,651,298

Net income	$930,333	$2,571,969

Net income per share:
Basic	$0.06	$0.16
Diluted	$0.06	$0.16

Shares used in computing net income per share:
Basic	15,823,271	15,823,271
Diluted	16,061,205	16,033,414

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Nine Months Ended
	June 27, 2010	June 28, 2009

Net revenues	$150,052,518	$161,356,490
Cost of sales	131,034,537	140,695,304
Gross profit	19,017,981	20,661,186

Selling, general and administrative expenses	7,758,844	7,501,279

Operating income	11,259,137	13,159,907

Interest expense:
Interest expense	(785,806)	(1,526,658)
Amortization of debt discount and deferred financing costs	(304,512)	(304,512)
Total interest expense	(1,090,318)	(1,831,170)

Other expenses	(4,000)	-

Income before income taxes	10,164,819	11,328,737

Income taxes	3,821,066	4,429,536

Net income	$6,343,753	$6,899,201

Net income per share:
Basic	$0.40	$0.44
Diluted	$0.40	$0.43

Shares used in computing net income per share:
Basic	15,823,271	15,823,271
Diluted	16,053,033	16,021,082

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	June 27, 2010	June 28, 2009

Operating Activities:
Net income	$6,343,753	$6,899,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,005,804	2,542,904
Amortization of debt discount and deferred financing costs	304,512	304,512
Provision for doubtful accounts	(11,000)	2,000
Gain (loss) on sale of property and equipment	3,973	(35,019)
Changes in:
Accounts receivable	6,080,831	4,782,708
Inventories	274,007	1,187,033
Prepaid expenses and other assets	(670,525)	526,118
Accounts payable	(995,621)	(1,483,682)
Accrued liabilities	365,932	261,652
Net cash provided by operating activities	14,701,666	14,987,427

Investing Activities:
Additions to property and equipment	(1,677,563)	(748,907)
Proceeds from sale of property and equipment	637	37,853
Acquisition of wastewater capacity units	-	(1,060,741)
Net cash used in investing activities	(1,676,926)	(1,771,795)

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Nine Months Ended
	June 27, 2010	June 28, 2009

Financing Activities:
Principal payments on debt	(13,375,000)	(11,689,734)
Principal payments on equipment loans	(422,830)	(168,687)
Principal payments on capital lease obligation	-	(227,058)
Net cash used in financing activities	(13,797,830)	(12,085,479)

Net (decrease) increase in cash	(773,090)	1,130,153
Cash at beginning of period	5,430,295	6,637,576
Cash at end of period	$4,657,205	$7,767,729

Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$820,477	$1,636,900
Income taxes	$4,636,946	$3,365,000

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 27, 2010
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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and nine months ended June 27, 2010 are not necessarily indicative of the results that may be expected for the year ending September 26, 2010 or for any other period.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

4.	INVENTORIES

Inventories are summarized as follows:

	June 27, 2010	September 27, 2009

Raw ingredients	$5,956,243	$6,677,662
Finished product	7,173,426	6,658,263
Packaging	1,859,548	1,927,299
	$14,989,217	$15,263,224

5.	LONG-TERM DEBT

Long-term debt of the Company as of June 27, 2010 and September 27, 2009 is summarized as follows:

	June 27, 2010	September 27, 2009

Tranche A Term Loans payable to GCF	$6,050,028	$14,425,028
Tranche B Term Loans payable to GCF	7,850,000	12,850,000
Equipment loans	-	422,830
Less current debt discount	(291,080)	-
	13,608,948	27,697,858

Less current maturities	(13,608,948)	(5,271,441)
Less long-term debt discount	-	(535,213)
	$-	$21,891,204

The Company executed a senior secured credit agreement with Guggenheim Corporate Funding, LLC (“GCF”) on April 17, 2006. Under the credit agreement, GCF acts as collateral agent, administrative agent, arranger and syndication agent in connection with loans made by various lenders, originally including affiliates of GCF.  The facility was originally structured as a $7.5 million non-amortizing revolving loan, a $25.0 million amortizing Tranche A Term Loan and a $15.0 million non-amortizing Tranche B Term Loan.

On March 9, 2007, the Company executed a second amendment to the senior secured credit agreement allowing for $7.0 million of additional capital expenditures to facilitate new business by increasing plant capacity and improving line efficiency, funded by increases of $3.5 million in each of the Tranche A and Tranche B Term Loans.

The credit agreement provides for a senior secured credit facility maturing in May 2011, secured by a first priority lien on substantially all of the Company’s assets.  The facility bears interest, adjustable quarterly, at the London Inter Bank Offered Rate (“LIBOR”) plus the applicable margin for LIBOR loans or, at the Company’s option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus the applicable margin for alternate base rate loans, as follows:

	Total Debt to EBITDA Ratio for Last Twelve Months	Applicable Margin for Alternate Base Rate Loans	Applicable Margin for LIBOR Loans

		Revolving Loan	Revolving Loan	Tranche A Term Loan	Tranche B Term Loan

Greater than	3.00:1.00	2.50%	3.50%	3.75%	6.25%

Greater than or equal to but less than or equal to	2.00:1.00 3.00:1.00	2.25%	3.25%	3.50%	6.00%

Less than	2.00:1.00	2.00%	3.00%	3.25%	5.75%

As of June 27, 2010, the Company’s principal balances on the loans totaled $13.9 million, consisting of $6.0 million in Tranche A Term Loans and $7.9 million in Tranche B Term Loans.  As of June 27, 2010, the Company had $7.5 million available to borrow under the revolving loan, as the balance was zero.  At June 27, 2010, interest rates on the Tranche A Term Loans and Tranche B Term Loans were 3.6% and 6.1%, respectively.  As of June 27, 2010 and September 27, 2009, the Company’s total debt to EBITDA ratio for the last twelve months was 0.79 and 1.47, respectively.  Therefore, for the quarter and nine months ended June 27, 2010, the Company qualified for the lowest applicable margin for the alternate base rate and LIBOR loans.  For the nine months ended June 27, 2010 and June 28, 2009, the Company incurred $786,000 and $1.5 million, respectively, in interest expense, excluding amortization of deferred financing costs.  During the nine months ended June 27, 2010, the outstanding balance of the facility was reduced by mandatory and voluntary principal payments on the Tranche A Term Loan of $1.9 million and $6.5 million, respectively, as well as a voluntary principal payment on the Tranche B Term Loan of $5.0 million.

Initial proceeds from the GCF facility, received on or about May 16, 2006, were used to repay approximately $44.5 million in existing debt and related fees and expenses in connection with the termination of the Company’s former financing arrangements and to pay approximately $1.6 million in fees and expenses relating to the new financing.  Of these fees, $291,000 is recorded as debt discount, net of accumulated amortization, on the accompanying balance sheet as of June 27, 2010.  The Company paid GCF an additional $132,000 in fees and expenses on March 9, 2007 related to the second amendment, which was recorded as a debt discount.

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

As of June 27, 2010, the Company was in compliance with the covenant requirements of the agreement with GCF.  The Company believes it is probable that it will remain in compliance with all of those covenant requirements for the foreseeable future.  However, if the Company fails to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under its financing arrangements could result and interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect its financial condition, results of operations and cash flows.

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

The Company amended its existing operating lease agreements with General Electric Capital Corporation on October 2, 2006.  The amended lease resulted in a three-year capital lease in the principal amount of $842,000 at a fixed interest rate of 8.15%, with a $1 bargain purchase option at the expiration of the lease.  The assets acquired under this capital lease have an acquisition cost of $912,000.  On September 2, 2009, the Company purchased the manufacturing equipment from General Electric Capital Corporation.  As of June 27, 2010 the net book value of the assets was $256,000.

6.	PER SHARE DATA

The following table sets forth the calculation of earnings per share (“EPS”) for the periods presented:

	Quarter Ended
	June 27, 2010	June 28, 2009
Basic EPS Computation:
Numerator:
Net income	$930,333	$2,571,969
Denominator:
Weighted average common shares outstanding	15,823,271	15,823,271
Total shares	15,823,271	15,823,271
Basic EPS	$0.06	$0.16

Diluted EPS Computation:
Numerator:
Net income	$930,333	$2,571,969
Denominator:
Weighted average common shares outstanding	15,823,271	15,823,271
Incremental shares from assumed exercise of stock options	237,934	210,143
Total shares	16,061,205	16,033,414
Diluted EPS	$0.06	$0.16

	Nine Months Ended
	June 27, 2010	June 28, 2009
Basic EPS Computation:
Numerator:
Net income	$6,343,753	$6,899,201
Denominator:
Weighted average common shares outstanding	15,823,271	15,823,271
Total shares	15,823,271	15,823,271
Basic EPS	$0.40	$0.44

Diluted EPS Computation:
Numerator:
Net income	$6,343,753	$6,899,201
Denominator:
Weighted average common shares outstanding	15,823,271	15,823,271
Incremental shares from assumed exercise of stock options	229,762	197,811
Total shares	16,053,033	16,021,082
Diluted EPS	$0.40	$0.43

7.	STOCK OPTIONS

The Company measures the cost of all employee stock-based compensation awards based on the grant date fair value of those awards using a Black-Scholes model and records that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). No options were granted during the quarters or nine month periods ended June 27, 2010 or June 28, 2009.  Therefore, there was no impact on the income statement or cash flow statement as a result of stock-based compensation for any of these periods.

8.	INCOME TAXES

The Company accounts for uncertainty in income taxes based on a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The balance of unrecognized tax benefits was zero as of June 27, 2010 and September 27, 2009.

The Company recognizes interest and penalties as part of income taxes. The total amount of interest and penalties recognized in the statements of income was zero for the quarters and nine months ended June 27, 2010 and June 28, 2009.

The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions.

The effective tax rates were 37.6% and 39.1% for the first nine months of each of fiscal years 2010 and 2009, respectively.

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

All of the named defendants tried unsuccessfully to dismiss the action.  In refusing to dismiss the case, the Court ruled on November 13, 2009, that the Company had established a probability of prevailing on the merits, and that the Company had submitted substantial evidence that the defendants’ accusations of racism were not true.  The defendants thereafter filed an appeal, which is pending.  The date of the hearing is scheduled for August 17, 2010.

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

Marcelino Arteaga, et al. v. Overhill Farms.

On July 7, 2009, the Company received an unfair labor practice charge that had been filed with the National Labor Relations Board (“NLRB”) on June 29, 2009. The charge was filed by Marcelino Arteaga on behalf of himself and two other ex-employees, Agapita Padilla and Fernando Morales Lira.  In addition, on June 30, 2009, these three ex-employees separately submitted grievances and demanded arbitration arising out of the Company’s decision on June 26, 2009, to terminate their employment because they had publicly accused it of being “racist.”  On August 7, 2009, the NLRB granted the Company’s request to defer further proceedings pending the resolution of the grievance and arbitration process.  The arbitration is pending.

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

On June 28, 2010, the OSC notified the Company that the OSC was dismissing the Vasquez discrimination charge and had decided not to file a complaint in this case because the OSC determined there was insufficient evidence of reasonable cause to believe Vasquez was discriminated against.

On July 21, 2010, the OSC notified the Company that the OSC was closing the investigation referred to in the August 7, 2009 information request because the OSC determined that there was insufficient evidence of reasonable cause to believe the Company engaged in citizenship status discrimination or committed unfair documentary practices.

Alma Salinas, et al. v. Overhill Farms

On May 12, 2010, Alma Salinas filed a purported “class action” in Los Angeles County Superior Court against the Company in which she asserted claims on behalf of herself and all other similarly situated current and former production workers for failure to provide meal periods, failure to provide rest periods, failure to pay minimum wage, failure to make payments within the required time, unfair business practice in violation of Section 17200 of the California Business and Professions Code and Labor Code Section 2698 (known as the Private Attorney General Act (“PAGA”).  Salinas is a former employee who had been terminated because she had used an invalid social security number in connection with her employment with the Company.  Salinas seeks allegedly unpaid wages, waiting time penalties, PAGA penalties, interest and attorneys’ fees, the amounts of which are unspecified.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  The Company performs on-going credit evaluations of each customer’s financial condition and generally requires no collateral from its customers.  A bankruptcy or other significant financial deterioration of any customer could impact its future ability to satisfy its receivables with the Company.  Allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions.  For the first nine months of fiscal years 2010 and 2009, write-offs, net of recoveries, to the allowance for doubtful accounts were immaterial.

A significant portion of the Company’s total net revenues during the first nine months of fiscal years 2010 and 2009 was derived from three customers.  Panda Restaurant Group, Inc., Jenny Craig, Inc., and Safeway Inc. accounted for approximately 28%, 26%, and 19%, respectively, of the Company’s total net revenues for the first nine months of fiscal year 2010 and approximately 18%, 25% and 17%, respectively, of the Company’s total net revenues for the first nine months of fiscal year 2009.  Receivables related to Panda Restaurant Group, Inc. (through its distributors), Jenny Craig, Inc., and Safeway Inc. accounted for approximately 38%, 27% and 19%, respectively, of the Company’s total accounts receivable balance as of June 27, 2010 and approximately 32%, 21% and 14%, respectively, of the Company’s total accounts receivable balance as of June 28, 2009.

Cash used primarily for working capital purposes is maintained in two accounts with one major financial institution. Account balances as of June 27, 2010 exceeded the Federal Deposit Insurance Corporation insurance limits.  If the financial banking markets experience disruption, the Company may need to temporarily rely on other forms of liquidity, including borrowing under its credit facility.

10.	RELATED PARTY TRANSACTIONS

In February 2004, the Company engaged Alexander Auerbach & Co., Inc. (“AAPR”) to provide the Company with public relations and marketing services.  AAPR provides public relations, media relations and communications marketing services to support the Company’s sales activities.  Alexander Auerbach, who is a director and stockholder of the Company, is a stockholder, director and officer of AAPR.  Fees paid to AAPR for services rendered under this engagement during the first nine months of fiscal years 2010 and 2009 were $39,000 and $30,000, respectively.

11.	FINANCIAL INSTRUMENTS

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

The carrying amount of the Company's financial instruments, which are not marked to fair value at each reportable date and principally include trade receivables and accounts payable, approximate fair value due to the relatively short maturity of such instruments.  The Company believes the carrying value of the debt approximates fair value due to the relatively short maturity of such instruments. The Company believes the carrying value of the debt approximates the fair value at both June 27, 2010 and September 27, 2009, as the debt bears interest at variable rates based on prevailing market conditions.  As of June 27, 2010, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable rate debt approximated rates currently available to the Company.

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

On July 16, 2010, the outstanding loans and the revolving loan commitment under the GCF facility were assigned to Union Bank.  However, GCF continues to act as collateral agent, administrative agent, arranger and syndication agent in connection with the facility.  The terms and conditions of the GCF facility remain unchanged.
On August 6, 2010, the Company signed a commitment letter with Bank of America, N.A. for a $30 million three-year senior secured revolving credit facility.  Additionally, the company will have the ability to increase the aggregate amount of the facility by $20 million under certain conditions.  Proceeds from the facility will be used to refinance existing debt and for working capital, capital expenditures, permitted acquisitions, and other lawful corporate purposes.  The new revolving credit facility will reduce the Company’s on-going financing costs. On closing of the new facility,  debt discount write-off and other costs associated with the early repayment of the existing facility will be approximately $500,000.

        The loan documentation process has commenced and a definitive credit agreement is expected to close on or before September 30, 2010.

The Company has completed an evaluation of all subsequent events through the issuance date of these financial statements, and concluded no other subsequent events occurred that required recognition or disclosure other than the matters noted above and the legal matters noted in footnote 9 to these financial statements.

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

•	changes in our business environment, including actions of competitors and changes in customer preferences, as well as disruptions to our customers’ businesses;

•	seasonality in the retail category;

•	loss of key customers due to competitive environment or production being moved in-house by customers;

•	fulfillment by suppliers of existing raw materials contracts;

•	natural disasters that can impact, among other things, costs of fuel and raw materials;

•	the occurrence of acts of terrorism or acts of war;

•	changes in governmental laws and regulations, including income taxes;

•	change in control due to takeover or other significant changes in ownership;

•	financial viability and resulting effect on revenues and collectability of accounts receivable of our customers during the on-going economic downturn and any future deep recessionary periods;

•	ability to obtain additional financing as and when needed, and rising costs of credit that may be associated with new borrowings;

•	voluntary or government-mandated food recalls;

•	effects of legal proceedings in which we are or may become involved from time to time; and

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

Our goal is to continue as a leading developer and manufacturer of value-added food products and provider of custom prepared frozen foods.  We intend to continue to execute our growth and operating strategies, including:

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

In spite of a very difficult economy, we reported relatively strong earnings and profits during the first six months of fiscal year 2010.  As previously disclosed, sales during that period reflected, in great part, rebuilding of customer inventories from low late-calendar year 2009 levels, in anticipation of a rebound in the economy.  As evidence mounts of a faltering U.S. economy, most of our customers experienced decreased sales during our third quarter, particularly June, of fiscal year 2010.

As a result, net revenues of $43.4 million for the third quarter of fiscal year 2010, which ended June 27, 2010, reflected a decline of $11.1 million, or 20.4%, compared to the third quarter of fiscal year 2009, which ended June 28, 2009.  The retail category declined $9.3 million, primarily from reduced sales to Jenny Craig, Inc. and Safeway Inc., as well from as the previously disclosed reduced volume from H. J. Heinz Company. Third quarter 2010 retail sales were also affected by seasonality and warmer temperatures throughout much of the United States, as retailers typically sell less frozen meals during warmer months, and by aggressive pricing competition as retailers struggled for market share.  The foodservice category declined $1.2 million due primarily to the conclusion of an existing customer’s promotional item.  In addition, continued softness in the airline industry exacerbated by a weak economy contributed $706,000 to the decrease in net revenues.

We previously disclosed that new retail business with an existing customer was scheduled for production starting in the latter part of the third quarter of fiscal year 2010; however, this production was delayed and began in the fourth quarter of fiscal year 2010.  This new business is still expected to partially offset the loss of business from H. J. Heinz Company, which moved a large portion of its production to its own facilities.  We have also started production on several new product launches for both new and existing customers, which we hope will offset the economy’s continuing negative effect on net revenues, and the continuing reduction of customer-held inventories.

Based on our continuing belief that the economy will not improve significantly in the near term, our retail marketing efforts have been focused primarily on closing new business transactions.  We believe our pipeline of new business prospects, including new major customers, and new products for existing accounts, will provide a vehicle for future retail growth.

For the first nine months of fiscal year 2010, net revenues of $150.1 million reflected a 7.0% decrease compared to the first nine months of fiscal year 2009.  Retail net revenues declined $19.7 million due to the loss of business from H. J. Heinz Company described above, as well as decreased sales to Jenny Craig, Inc. and one other retail account that lost a portion of its club store distribution.  Airline net revenues decreased $2.7 million or 31.4%.  Retail and airline declines were partially offset by an increase in the foodservice category, which was up $11.1 million or 31.3%.

Gross profit was $4.3 million for the third quarter of fiscal year 2010, compared to $7.4 million for the third quarter of fiscal year 2009.  The decrease in gross profit dollars was due to decreased net revenues as well as reduced margin.  Gross profit as a percentage of net revenues decreased to 9.9% for the third quarter of fiscal year 2010, from 13.6% for the third quarter of fiscal year 2009 due largely to higher overhead costs as a percentage of net revenues on lower sales volume as well as an unfavorable sales mix resulting from lower retail sales.  In addition, we had less production efficiencies resulting from smaller production runs in order to manage lower order levels.  We also had increased investment spending in the plants to achieve certification under the new global Food Safety Management Systems standard FSSC 22000.  All of these decreases to gross profit as a percentage of net revenues were partially offset by favorable commodity prices.  Although we expect continued lower commodity prices for the rest of the fiscal year, we may also see continued higher overhead costs as a percentage of net revenues until sales volume increases.

Gross profit was $19.0 million for the first nine months of fiscal year 2010, compared to $20.7 million for the first nine months of fiscal year 2009.  Although net revenues decreased $11.3 million or 7.0%, gross profit as a percentage of net revenues only slightly decreased to 12.7% for the first nine months of fiscal year 2010 from 12.8% for the first nine months of fiscal year 2009.  Gross profit as a percentage of net revenues remained relatively flat due to higher margin sales mix along with increased efficiencies and yields, particularly in the first six months of fiscal year 2010, and favorable commodity prices  offset by higher overhead costs as a percentage of net revenues on lower sales volume and increased investment spending in the plants to achieve certification of the new global Food Safety Management Systems standard FSSC 22000.

Operating income for the third quarter of fiscal year 2010 was $1.8 million (4.1% of net revenues), compared to $4.7 million (8.6% of net revenues) for the third quarter of fiscal year 2009, due primarily to lower net revenues and gross profit as noted above.  Selling, general and administrative (“SG&A”) expenses as a percentage of net revenues increased to 5.8% for the third quarter of fiscal year 2010 compared to 5.0% for the third quarter of fiscal year 2009.  SG&A expenses were driven by higher legal fees of $107,000 relating primarily to litigation described in Item 1 of Part II of this report, partially offset by lower brokerage fees stemming from lower sales to Safeway Inc. and lower business promotional expenses.  Net income for the third quarter of fiscal year 2010 was $930,000 (2.1% of net revenues) compared to $2.6 million (4.8% of net revenues) for the third quarter of fiscal year 2009, due to lower gross profit partially offset by lower interest expense as a result of pay downs under our credit facility.

Operating income for the first nine months of fiscal year 2010 was $11.3 million (7.5% of net revenues), compared to $13.2 million (8.2% of net revenues) for the first nine months of fiscal year 2009, due primarily to lower net revenues and lower gross profits, primarily in the third quarter of fiscal year 2010.  SG&A expenses as a percentage of net revenues increased to 5.2% for the first nine months of fiscal year 2010 compared to 4.6% for the first nine months of fiscal year 2009.  SG&A expenses were driven by higher legal fees of $489,000 relating primarily to litigation described in Item 1 of Part II of this report.  Net income for the first nine months of fiscal year 2010 was $6.3 million (4.2% of net revenues) compared to $6.9 million (4.3% of net revenues) for the first nine months of fiscal year 2009, due to lower gross profits, primarily in the third quarter of fiscal year 2010, partially offset by lower interest expense as a result of pay downs under our credit facility.

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

Goodwill.  We evaluate goodwill at least annually for impairment.  We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data.  As of June 27, 2010, we had goodwill of $12.2 million.  A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

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

We account for uncertainty in income taxes based on a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The balance of unrecognized tax benefits was zero as of June 27, 2010 and September 27, 2009.

We recognize interest and penalties as part of income taxes.  No interest and penalties were recognized in the statement of income for the first nine months of fiscal year 2010.

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  We perform on-going credit evaluations of each customer’s financial condition and generally requires no collateral from our customers.  We charge off uncollectible accounts at the point in time when no recovery is expected.

A significant portion of our total net revenues during the first nine months of fiscal years 2010 and 2009 was derived from three customers.  Panda Restaurant Group, Inc., Jenny Craig, Inc., and Safeway Inc. accounted for approximately 28%, 26%, and 19%, respectively, of our total net revenues for the first nine months of fiscal year 2010 and approximately 18%, 25% and 17%, respectively, of our total net revenues for the first nine months of fiscal year 2009.  Receivables related to Panda Restaurant Group, Inc. (through its distributors), Jenny Craig, Inc., and Safeway Inc. accounted for approximately 38%, 27% and 19%, respectively, of our total accounts receivable balance as of June 27, 2010 and approximately 32%, 21% and 14%, respectively, of our total accounts receivable balance as of June 28, 2009.

Cash used primarily for working capital purposes is maintained in two accounts with one major financial institution. Account balances as of June 27, 2010 exceeded the Federal Deposit Insurance Corporation insurance limits.  If the financial banking markets experience disruption, we may need to temporarily rely on other forms of liquidity, including borrowing under our credit facility.

Results of Operations

While we operate as a single business unit, manufacturing various products on common production lines, revenues from similar customers are grouped into the following natural categories: retail, foodservice and airlines.

Quarter Ended June 27, 2010 Compared to Quarter Ended June 28, 2009

The quarters ended June 27, 2010 and June 28, 2009 were both 13-week periods.

Net Revenues.  Net revenues for the third quarter of fiscal year 2010 decreased $11.1 million, or 20.4% (18.4% was attributable to a volume/mix decrease and 2.0% was attributable to a pricing decrease), to $43.4 million from $54.5 million for the third quarter of fiscal year 2009 due to decreases in retail, foodservice and airline net revenues.

Retail net revenues decreased $9.3 million (24.5%) to $28.7 million for the third quarter of fiscal year 2010 from $38.0 million for the third quarter of fiscal year 2009.  The decrease in net revenues was primarily due to $3.3 million, $2.0 million and $1.6 million in reduced sales to Jenny Craig Inc., H. J. Heinz Company and Safeway Inc., respectively.  In addition, all other retail accounts showed year-over-year declines due to the continued effect of the recession.  As noted above, third quarter 2010 retail sales were also affected by seasonality and extremely warm temperatures throughout much of the United States.  Also, as previously disclosed, H. J. Heinz Company informed us that it intended to move most of its remaining volume to self-manufacture beginning after its contract with us expired at the end of calendar year 2009.  The third quarter of fiscal year 2010 includes $2.4 million in net revenues from sales to Heinz, as Heinz was delayed in transitioning to its own plants.  We plan to continue to produce limited products for H. J. Heinz Company on an on-going basis, and we are continuing to work with them on potential new products.  However, based on our continuing belief that the economy will not improve significantly in the near term, our marketing efforts have been focused primarily on closing new business transactions.

Foodservice net revenues decreased $1.2 million (8.6%) to $12.7 million for the third quarter of fiscal year 2010 from $13.9 million for the third quarter of fiscal year 2009.  The decrease was primarily attributable to the conclusion of an existing customer’s promotional item ($1.1 million).  We continue our sales efforts in this category and continue to believe that foodservice represents a significant opportunity for us.

Airline net revenues decreased $706,000 (27.2%) to $1.9 million for the third quarter of fiscal year 2010 from $2.6 million for the third quarter of fiscal year 2009.  Due to airline industry initiatives to cut costs, airline net revenues may continue to decrease in future periods.

Gross Profit.  Gross profit for the third quarter of fiscal year 2010 decreased by $3.1 million (41.9%) to $4.3 million from $7.4 million for the third quarter of fiscal year 2009.  The decrease in gross profit dollars was due to decreased net revenues as well as reduced margin.  Gross profit as a percentage of net revenues decreased to 9.9% for the third quarter of fiscal year 2010 from 13.6% for the third quarter of fiscal year 2009, due largely to higher overhead costs as a percentage of net revenues on lower sales volume, an unfavorable sales mix resulting from lower retail sales, lower production efficiencies resulting from smaller production runs in order to manage lower order levels, and increased investment spending in the plants to achieve certification under the new global Food Safety Management Systems standard FSSC 22000, all partially offset by favorable commodity prices.  Although we expect continued lower commodity prices for the rest of the fiscal year, we may also see continued higher overhead costs as a percentage of net revenues until sales volume increases.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased $166,000 (6.1%) to $2.5 million (5.8% of net revenues) for the third quarter of fiscal year 2010 from $2.7 million (5.0% of net revenues) for the third quarter of fiscal year 2009.  The increase in SG&A expenses as a percentage of net revenues was primarily driven by lower net revenues and higher professional fees of $107,000 relating to litigation described in Item 1 of Part II of this report, partially offset by lower brokerage fees stemming from lower sales to Safeway Inc.  During the latter part of the third quarter of fiscal year 2010, Safeway Inc. changed its distribution model and began handling its own distribution.  As a result, we are no longer paying brokerage to an independent third party but now paying Safeway Inc. as reduction to net revenues rather than as an SG&A expense.  The effect on gross profit was only 0.1% for the third quarter of fiscal year 2010; however, it could be material in future periods if sales to Safeway Inc. remain at the current level or increase.

Operating Income.  Operating income decreased $2.9 million (61.7%) to $1.8 million (4.1% of net revenues) for the third quarter of fiscal year 2010 from $4.7 million (8.6% of net revenues) for the third quarter of fiscal year 2009.  The decrease in operating income was the result of the decreases in net revenues and gross profit as noted above.

Total Interest Expense.  Total interest expense for the third quarter of fiscal year 2010 was $312,000, compared to $491,000 for the third quarter of fiscal year 2009.  The decrease in interest expense is due to lower debt balances and lower variable interest rates. We expect interest expense to continue to decline going forward.

Income Tax Provision.  Income tax expense was $562,000 for the third quarter of fiscal year 2010, compared to $1.7 million for the third quarter of fiscal year 2009.  The difference was a result of income before taxes decreasing $2.7 million from $4.2 million for the third quarter of fiscal year 2009 to $1.5 million for the third quarter of fiscal year 2010.  The effective tax rates were 37.7% for the third quarter of fiscal year 2010 and 39.1% for the third quarter of fiscal year 2009.

Net Income. Net income for the third quarter of fiscal year 2010 was $930,000, or $0.06 per basic and diluted share, compared to net income of $2.6 million, or $0.16 per basic and diluted share, for the third quarter of fiscal year 2009.

Nine Months Ended June 27, 2010 Compared to Nine Months Ended June 28, 2009

The nine month periods ended June 27, 2010 and June 28, 2009 were both 39-week periods.

Net Revenues.  Net revenues decreased $11.3 million or 7.0% (5.9% was attributable to a volume/mix decrease and 1.1% was attributable to a pricing decrease), to $150.1 million for the first nine months of fiscal year 2010 from $161.4 million for the first nine months of fiscal year 2009, due to decreases in retail and airline net revenues that were partially offset by an increase in foodservice net revenues.

Retail net revenues decreased $19.7 million (16.8%) to $97.6 million for the first nine months of fiscal year 2010 from $117.3 million for the first nine months of fiscal year 2009.  The decrease in retail net revenues was largely due to the loss of business from H. J. Heinz Company (a decrease of $10.8 million compared to the first nine months of fiscal year 2009) because it moved a large portion of its production to its own facilities, and to reduced sales to Jenny Craig, Inc. and one other customer that lost a portion of its club store business (a decrease of $4.1 million).  For the first nine months of fiscal year 2010, H. J. Heinz Company accounted for $9.9 million in net revenues.  The decline in net revenues was less than expected, as H. J. Heinz Company was delayed in its transition plan.  We plan to continue to produce limited products for H. J. Heinz Company on an on-going basis, and we are continuing to work with them on potential new products.

Foodservice net revenues increased $11.1 million (31.3%) to $46.6 million for the first nine months of fiscal year 2010 from $35.5 million for the first nine months of fiscal year 2009.  The increase was attributable to introduction of new products and increased volume from an existing customer.  The increase in net revenues for the foodservice category partially offset the decreases from both the retail and airline categories.  For the first nine months of fiscal year 2010, the foodservice category as a percentage of net revenues increased to 30.7% from 22.0%.  We continue our sales efforts in this category and continue to believe that foodservice represents a significant opportunity for us.

Airline net revenues decreased $2.7 million (31.4%) to $5.9 million for the first nine months of fiscal year 2010 from $8.6 million for the first nine months of fiscal year 2009.  Due to airline industry initiatives to cut costs, airline net revenues may continue to decrease in future periods.

Gross Profit.  Gross profit decreased by $1.7 million (8.2%) to $19.0 million for the first nine months of fiscal year 2010 from $20.7 million for first nine months of fiscal year 2009.  Gross profit as a percentage of net revenues slightly decreased to 12.7% for first nine months of fiscal year 2010 from 12.8% for the first nine months of fiscal year 2009 due largely to continuous process improvements, improved efficiencies and yields, particularly in the first six months of fiscal year 2010, and favorable commodity prices, offset partially by higher overhead costs as a percentage of net revenues on lower sales volume, primarily from the third quarter of fiscal year 2010, and increased investment spending in the plants to achieve certification under the new global Food Safety Management Systems standard FSSC 22000.

Selling, General and Administrative Expenses. SG&A expenses increased $258,000 (3.4%) to $7.8 million (5.2% of net revenues) for the first nine months of fiscal year 2010 from $7.5 million (4.6% of net revenues) for the first nine months of fiscal year 2009.  SG&A expenses were driven by higher legal fees of $489,000 relating primarily to litigation described in Item 1 of Part II of this report, partially offset by lower brokerage fees stemming from lower sales to Safeway Inc.  During the latter part of the third quarter of fiscal year 2010, Safeway Inc. changed its distribution model and began handling its distribution itself.  As a result, we are no longer paying brokerage to an independent third party but now paying Safeway Inc. as reduction to net revenues rather than as an SG&A expense.  The effect on gross profit was negligible for the first nine months of fiscal year 2010; however, the effect could be material in future periods if sales to Safeway Inc. remain at the current level or increase.

Operating Income.  Operating income decreased $1.9 million (14.4%) to $11.3 million for the first nine months of fiscal year 2010 from $13.2 million for the first nine months of fiscal year 2009.  The decrease in operating income was the result of the decrease in gross profit margin as noted above.

Total Interest Expense.  Total interest expense for the first nine months of fiscal year 2010 was $1.1 million, compared to $1.8 million for the first nine months of fiscal year 2009.  The decrease in interest expense was due to lower debt balances and lower variable interest rates.

Income Tax Provision.  Income tax expense was $3.8 million for the first nine months of fiscal year 2010, compared to $4.4 million for the first nine months of fiscal year 2009.  The difference was a result of income before taxes decreasing $1.1 million from $11.3 million for the first nine months of fiscal year 2009 to $10.2 million for the first nine months of fiscal year 2010.  The effective tax rates were 37.6% for the first nine months of fiscal year 2010 and 39.1% for the first nine months of fiscal year 2009.

Net Income. Net income for the first nine months of fiscal year 2010 was $6.3 million, or $0.40 per basic and diluted share, compared to net income of $6.9 million, or $0.44 per basic and $0.43 per diluted share, for the first nine months of fiscal year 2009.

Liquidity and Capital Resources

During the first nine months of fiscal years 2010 and 2009, our operating activities provided cash of $14.7 million and $15.0 million, respectively.  Cash generated from operations before working capital changes for the first nine months of fiscal year 2010 was $9.6 million.  Cash generated by changes in working capital was $5.1 million during the first nine months of fiscal year 2010 and resulted from decreases in accounts receivable and inventory of $6.1 million and $274,000, respectively, as well as an increase in accrued liabilities of $366,000.  This was partially offset by cash used to decrease accounts payable by $996,000 and an increase in prepaid expenses and other assets by $671,000.  As of June 27, 2010, we had working capital of $9.6 million compared to working capital of $23.6 million at fiscal year end 2009.  The decrease in working capital was due to all of our secured debt becoming a current liability, as the balance of our secured debt matures in less than twelve months.  We were able to fund our operations in the first nine months of fiscal year 2010 internally while decreasing our external debt.

During the first nine months of fiscal year 2010, our investing activities, consisting primarily of capital expenditures, resulted in a net use of cash of approximately $1.7 million, compared to a net use of cash of approximately $1.8 million during the first nine months of fiscal year 2009.  The property and equipment additions were made to accommodate additional business opportunities, meet anticipated growth and improve operating efficiency as well as achieve certification under the new global Food Safety Management Systems standard FSSC 22000.  We believe the short-term cash outlay for this certification will allow us future growth opportunities as we will now able to compete for new customers and products.  We anticipate that cash generated from operating activities and borrowing availability under our existing credit facility will fund revenue growth and working capital needs in the near term.

During the first nine months of fiscal year 2010, our financing activities resulted in a use of cash of $13.8 million, compared to a use of cash of $12.1 million during the first nine months of fiscal year 2009.  The increased use of cash was largely due to a $5.0 million voluntary principal payment we made on our Tranche B Term Loan in addition to voluntary and mandatory principal payments of $6.5 million and $1.9 million, respectively, we made on our Tranche A Term Loan as of June 27, 2010.

We believe that our cash and financial liquidity positions are sufficient to fund current working capital needs and future growth initiatives.  We intend to continue to reduce our debt with regularly scheduled debt reduction payments and additional voluntary prepayments where liquidity and loan agreements allow.

Our credit facility is a senior secured credit facility maturing in May 2011, secured by a first priority lien on substantially all of our assets.  The facility bears interest, adjustable quarterly, at the London Inter Bank Offered Rate (“LIBOR”) plus the applicable margin (listed below) for LIBOR loans or, at our option in the case of the revolving loans, an alternate base rate equal to the greater of the prime rate and the federal funds effective rate plus 0.50%, plus an applicable margin, as follows:

	Total Debt to EBITDA Ratio for Last Twelve Months	Applicable Margin for Alternate Base Rate Loans	Applicable Margin for LIBOR Loans

		Revolving Loan	Revolving Loan	Tranche A Term Loan	Tranche B Term Loan

Greater than	3.00:1.00	2.50%	3.50%	3.75%	6.25%

Greater than or equal to but less than or equal to	2.00:1.00 3.00:1.00	2.25%	3.25%	3.50%	6.00%

Less than	2.00:1.00	2.00%	3.00%	3.25%	5.75%

As of June 27, 2010, our principal balances on the loans totaled $13.9 million, consisting of $6.0 million in Tranche A Term Loans and $7.9 million in Tranche B Term Loans.  As of June 27, 2010, we had $7.5 million available to borrow under the revolving loan, as the balance was zero.  At June 27, 2010, interest rates on the Tranche A Term Loans and Tranche B Term Loans were 3.6% and 6.1%, respectively.  As of June 27, 2010 and September 27, 2009, our total debt to EBITDA ratio for the last twelve months was 0.79 and 1.47, respectively.  Therefore, for the quarter and nine months ended June 27, 2010, we qualified for the lowest applicable margin for the alternate base rate and LIBOR loans.  For the nine months ended June 27, 2010 and June 28, 2009, we incurred $786,000 and $1.5 million, respectively, in interest expense, excluding amortization of deferred financing costs.  During the nine months ended June 27, 2010, the outstanding balance of the facility was reduced by mandatory and voluntary principal payments on the Tranche A Term Loan of $1.9 million and $6.5 million, respectively, as well as a voluntary principal payment on the Tranche B Term Loan of $5.0 million.

Initial proceeds from the GCF facility, received on or about May 16, 2006, were used to repay approximately $44.5 million in existing debt and related fees and expenses in connection with the termination of our former financing arrangements and to pay approximately $1.6 million in fees and expenses relating to the new financing.  Of these fees, $291,000 is recorded as debt discount, net of accumulated amortization, on our balance sheet as of June 27, 2010.  We paid GCF an additional $132,000 in fees and expenses on March 9, 2007 related to the second amendment, which we recorded as a debt discount.

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

As of June 27, 2010, we were in compliance with the covenant requirements of the agreement with GCF.  We believe it is probable that we will remain in compliance with all of those covenant requirements for the foreseeable future.  However, if we fail to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under our financing arrangements could result and interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect our financial condition, results of operations or cash flows.

On July 16, 2010, the outstanding loans and the revolving loan commitment under the GCF facility were assigned to Union Bank.  However, GCF continues to act as collateral agent, administrative agent, arranger and syndication agent in connection with the facility. The terms and conditions of the GCF facility remain unchanged.

On August 6, 2010, we signed a commitment letter with Bank of America, N.A. for a $30 million three-year senior secured revolving credit facility.  Additionally, we will have the ability to increase the aggregate amount of the facility by $20 million under certain conditions.  Proceeds from the facility will be used to refinance existing debt and for working capital, capital expenditures, permitted acquisitions, and other lawful corporate purposes.  The new revolving credit facility will reduce our on-going financing costs.  On closing of the new facility,  Debt discount write-off and other costs associated with the early repayment of the existing facility will be approximately $500,000.

        The loan documentation process has commenced and a definitive credit agreement is expected to close on or before September 30, 2010.

We entered into the following amortizing loans with Key Bank to finance the purchase of machinery used for manufacturing processes: a 5-year loan in the principal amount of $324,000 at a fixed interest rate of 7.5% on September 21, 2006, a 5-year loan in the principal amount of $216,617 at a fixed interest rate of 7.5% on November 27, 2006 and a 4-year loan in the principal amount of $476,043 at a fixed interest rate of 7.5% on January 9, 2007. On February 4, 2010, we repaid the balance of all three equipment loans.

We amended our existing operating lease agreements with General Electric Capital Corporation on October 2, 2006. The amended lease resulted in a three-year capital lease in the principal amount of $842,168 at a fixed interest rate of 8.15%, with a $1 bargain purchase option at the expiration of the lease.  The assets acquired under this capital lease have an acquisition cost of $911,647.  On September 2, 2009, we purchased the manufacturing equipment from General Electric Capital Corporation.  As of June 27, 2010 the net book value of the assets was $256,000.

Following is a summary of our contractual obligations at June 27, 2010:

	Payments Due By Period

Contractual Obligations	Total	Remainder of Fiscal Year 2010	1-3 Years	4-5 Years	More than 5 Years

Debt maturities	$13,900,028	$750,000	$13,150,028	$-	$-

Interest expense (1)	1,146,000	323,000	823,000	-	-

Operating lease obligations (2)	12,522,226	845,619	5,760,121	3,758,511	2,157,975

Other contractual obligations	753,502	125,584	627,918	-	-

Open purchase orders	6,865,791	5,929,556	936,235	-	-

Total contractual obligations	$35,187,547	$7,973,759	$21,297,302	$3,758,511	$2,157,975
____________
(1)	Assumes only mandatory principal pay-downs and the use of LIBOR as of June 25, 2010 on the GCF debt.
(2)	Includes real estate leases.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – Obligations.  We are subject to interest rate risk on variable interest rate obligations.  A hypothetical 10% increase in average market interest rates would increase by approximately $75,347 the annual interest expense on our debt outstanding as of June 27, 2010.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 27, 2010, that the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 27, 2010, there were no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All of the named defendants tried unsuccessfully to dismiss the action.  In refusing to dismiss the case, the Court ruled on November 13, 2009, that we had established a probability of prevailing on the merits, and that we had submitted substantial evidence that the defendants’ accusations of racism were not true.  The defendants thereafter filed an appeal, which is pending.  The date of the hearing is scheduled for August 17, 2010.

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

Marcelino Arteaga, et al. v. Overhill Farms.

On July 7, 2009, we received an unfair labor practice charge that had been filed with the National Labor Relations Board (“NLRB”) on June 29, 2009. The charge was filed by Marcelino Arteaga on behalf of himself and two other ex-employees, Agapita Padilla and Fernando Morales Lira.  In addition, on June 30, 2009, these three ex-employees separately submitted grievances and demanded arbitration arising out of our decision on June 26, 2009, to terminate their employment because they had publicly accused us of being “racist.”  On August 7, 2009, the NLRB granted our request to defer further proceedings pending the resolution of the grievance and arbitration process.  The arbitration is pending.

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

On June 28, 2010, the OSC notified us that the OSC was dismissing the discrimination charge and had decided not to file a complaint in this case because the OSC determined there was insufficient evidence of reasonable cause to believe Vasquez was discriminated against.

On July 21, 2010, the OSC notified us that the OSC was closing the investigation referred to in the August 7, 2009 information request because the OSC determined that there was insufficient evidence of reasonable cause to believe we engaged in citizenship status discrimination or committed unfair documentary practices.

Alma Salinas, et al. v. Overhill Farms

On May 12, 2010, Alma Salinas filed a purported “class action” in Los Angeles County Superior Court against us in which she asserted claims on behalf of herself and all other similarly situated current and former production workers for failure to provide meal periods, failure to provide rest periods, failure to pay minimum wage, failure to make payments within the required time, unfair business practice in violation of Section 17200 of the California Business and Professions Code and Labor Code Section 2698 (known as the Private Attorney General Act (“PAGA”).  Salinas is a former employee who had been terminated because she had used an invalid social security number in connection with her employment with us.  Salinas seeks allegedly unpaid wages, waiting time penalties, PAGA penalties, interest and attorneys’ fees, the amounts of which are unspecified.

Item 6.	Exhibits

Exhibit Number	Description

31.1 (1)	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (1)	Certification of Interim Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 (1)	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERHILL FARMS, INC.
(Registrant)

Date: August 6, 2010	By:	/s/ James Rudis
James Rudis
Chairman, President and
Chief Executive Officer

Date: August 6, 2010	By:	/s/ Tracy E. Quinn
Tracy E. Quinn
Interim Chief Financial Officer

EXHIBITS ATTACHED TO THIS FORM 10-Q

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002