Form 10-K
period 2010-09-26
OVERHILL FARMS INC
filed 2010-12-09
CIK 1101020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 26, 2010

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

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting common equity held by non-affiliates of the registrant, on March 26, 2010, which was the last trading day of the registrant’s second fiscal quarter ended March 28, 2010, was approximately $59.1 million based on a closing price of $6.01 per share on such date on the NYSE AMEX. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.  The registrant has no non-voting common equity.

There were 15,823,271 shares of common stock, par value $0.01, outstanding as of December 8, 2010.

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

History

Overhill Farms, Inc. was formed in 1995 as a Nevada corporation, with the acquisition of substantially all of the assets of IBM Foods, Inc., founded in 1968.  Our headquarters and manufacturing facilities are located in Vernon, California. Our products are sold nationwide.

Products and Services

We are a value-added manufacturer of high quality, prepared frozen food products for branded retail, private label, foodservice and airline customers.  Our product line includes entrées, plated meals, bulk-packed meal components, pastas, soups, sauces, poultry, meat and fish specialties, and organic and vegetarian offerings.  We provide custom prepared foods to a number of prominent, nationally recognized customers such as Jenny Craig, Inc., American Airlines, Inc., Safeway Inc., Pinnacle Foods Group LLC and Panda Restaurant Group, Inc.

Sales and Marketing

We operate as a single business segment – the development and production of frozen food products. We market our products through an internal sales force, outside food brokers and other business affiliations.  Our customers are foodservice, retail and airline accounts.

A significant portion of our total net revenues during the last three fiscal years was derived from three customers.  Panda Restaurant Group Inc., Jenny Craig, Inc. and Safeway Inc. accounted for approximately 27%, 26% and 18%, respectively, of our revenues for the fiscal year ended September 26, 2010.  For the fiscal year ended September 27, 2009, Panda Restaurant Group, Jenny Craig, Inc. and Safeway Inc. accounted for approximately 22%, 25% and 17%, respectively, of our revenues.  For the fiscal year ended September 28, 2008, Panda Restaurant Group, Inc., Jenny Craig, Inc. and Safeway Inc. accounted for approximately 16%, 24% and 13%, respectively, of our revenues.

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

Competition

Our products compete with those produced by numerous regional and national firms.  Many of these competitors are divisions of larger, highly integrated companies.  Competition is strong, with many firms producing alternative products for the foodservice and retail industries.  Competitive factors include price, food safety standards, product quality, flexibility, product development, customer service and, on a retail basis, name recognition.  We are competitive in this market as a result of our ability to produce mid-sized to large custom product runs within a short time frame on a cost-effective basis and our ability to provide ancillary support services such as research and development, assistance with regulatory matters, production planning and logistics.

Product Development and Marketing

We maintain a comprehensive, fully staffed research and development department that formulates recipes and upgrades specific products for current and prospective customers and establishes production and quality standards.  We develop products based upon customer specifications, conventional recipes, new product trends or our own product initiatives.  We are continuously developing recipes as customers’ tastes and client requirements change.  We also maintain a quality control department for inspection, testing, monitoring and compliance to ensure that our products are produced consistently in accordance with our standards.  In May 2010, our food safety systems were certified as meeting the standards of FSSC 22000: 2010, which is the latest and most complete safety certification standard for food manufacturers.

Intellectual Property

We have registered the “Overhill Farms” and “Chicago Brothers” trademarks with the United States Patent and Trademark Office.   Also, during fiscal year 2008, we entered into a five-year licensing agreement with Better Living Brands tm Alliance (“Alliance”) for the exclusive right to produce and sell frozen entrées under the Eating Right tm and O Organics tm brands.

Subsequent to fiscal year 2010, we entered into a five-year licensing agreement with Boston Market Corporation (“BMC”) for the exclusive right to use BMC’s trademarks, trade dress and copyrights in connection with the manufacturing, advertising, promotion, sales and distribution of frozen food and certain shelf-stable licensed products.  The agreement commences on July 1, 2011.

Employees

Our total hourly and salaried workforce consisted of 768 employees at September 26, 2010.  Most of our operations are labor intensive, generally requiring unskilled employees.  Approximately 79% of our employees are unionized with the United Food & Commercial Workers Union, Local 770 and are covered by a three-year collective bargaining agreement that expires on March 1, 2011.  We believe our relations with our employees and the union are good.

Regulation

Food manufacturers are subject to strict government regulation, particularly in the health and environmental areas, by the United States Department of Agriculture (“USDA”) and the Food and Drug Administration (“FDA”), as well as the Occupational Safety and Health Administration (“OSHA”), the Environmental Protection Agency (“EPA”) and the federal Food, Drug and Cosmetic Act.  Our food processing facilities are subject to continuous on-site examination, inspection and regulation by the USDA.  Compliance with the current applicable federal, state and local environmental regulations has not adversely affected our financial position, results of operations or competitive position.  However, we cannot predict whether regulation by various federal, state or local governmental entities and agencies may adversely affect our future business and financial results.  If a product recall were to occur, we have processes and procedures in place to assist in the recall of products.  Since 1997, we have used a Hazard Analysis Critical Point Plan to ensure proper handling of all food items.  In May 2010, our food safety systems were certified as meeting the standards of FSSC 22000: 2010, which is the latest and most complete safety certification standard for food manufacturers.

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

The largest purchasers of our products, Panda Restaurant Group, Jenny Craig, Inc. and Safeway Inc., accounted for approximately 27%, 26% and 18%, respectively, of our total net revenues during fiscal year 2010.  We expect that our sales to these customers will continue to constitute a significant percentage of our net revenues in fiscal year 2011 and beyond.  The loss of any of these customers as a significant outlet for our products could adversely affect our competitive position and operating results if we do not obtain additional customers to offset any change in these accounts.

Some of our significant customer and supplier contracts are short-term and may not be renewable on terms favorable to us or at all.

Some of our customers and suppliers operate through purchase orders or short-term contracts.  Though we have long-term business relationships with many of our customers and suppliers and alternative sources of supply for key items, we cannot be sure that any of these customers or suppliers will continue to do business with us on the same basis.  Additionally, although we try to renew these contracts as they expire, there can be no assurance that these customers or suppliers will renew these contracts on terms that are favorable to us, if at all.  The termination of, or modification to, any number of these contracts may adversely affect our business and prospects, including our financial performance and results of operations.

Financial difficulties of foodservice and retail customers due to the economic downturn may adversely affect our revenues, costs and collections.

As the domestic economic recovery continues to stall, collectability of receivables from our customers may be adversely affected, causing an increase in aged receivables and/or a reduced collection rate.  Our margins could be adversely affected if we are forced to write off uncollectible accounts.  In addition, the economic downturn could adversely affect the fiscal health of key customers or impair their ability to continue to operate during a recessionary period, which would decrease our revenues unless we are able to replace any lost business.

Future airline mergers or bankruptcies, additional cost-cutting in the airline industry or other financial difficulties of our airline customers may adversely affect our revenues, costs and collections.

In fiscal year 2010, sales to airline customers were approximately $8.0 million, or 4.1% of total net revenues, compared to sales of $11.1 million in fiscal year 2009 and $20.7 million in fiscal year 2008, representing 5.3% and 8.7% of total net revenues in fiscal years 2009 and 2008, respectively.  Additionally, accounts receivable from airline-related customers accounted for approximately 4.8% and 4.9% of the total accounts receivable balance at September 26, 2010 and September 27, 2009, respectively.  Given the financial and business challenges facing the airline industry, we carefully monitor our receivables from all of our customers in this sector.  The on-going effect of these challenges on the airline industry, airline revenues, and on our business in particular cannot be accurately determined and could further adversely affect our financial position, results of operations or cash flows by, among other things, decreasing our sales to and making it more difficult to collect receivables from airline customers.

We are a major purchaser of many commodities that we use as raw materials and for packaging, and price changes for the commodities we depend on may adversely affect our profitability.

When possible, we enter into contracts for the purchase of raw materials at fixed prices, which are designed to protect us against raw material price increases during the terms of the contracts.  Where appropriate, we attempt to recover our commodity cost increases by increasing prices, promoting a higher-margin product mix and creating additional operating efficiencies.

We also use materials, such as corrugated cardboard, aluminum products, films and plastics to package our products.  Substantial increases in prices of packaging materials or higher prices of our raw materials could adversely affect our operating performance and financial results.  In addition, transportation costs have been unpredictable.  If such costs rise to the levels that were seen in fiscal year 2008, our operating margins could be eroded.

Commodity price changes may result in unexpected increases in raw materials and packaging costs, and we may be unable to increase our prices to offset these increased costs without suffering reduced volume, revenue and income.  Any substantial fluctuation in the prices we pay for raw materials and packaging, if not offset by increases in our sales prices, a higher-margin product mix or additional operating efficiencies, could adversely affect our profitability.

If our food products become adulterated or misbranded, we would need to recall those items and may experience product liability claims if consumers are injured as a result.

Food products occasionally contain contaminants due to inherent defects or improper storage or handling.  Under adverse circumstances, food manufacturers such as us may need to recall some of their products if they become adulterated or misbranded or as a result of a government-mandated recall.

The scope of such a recall could result in significant costs incurred as a result of the recall, potential destruction of inventory, and lost sales. Should consumption of any product cause injury, we may be liable for monetary damages as a result of a settlement or judgment against us.  A widespread product recall could result in changes to one or more of our business processes, product shortages, a loss of customer confidence in our food or other adverse effects on our business.

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

Food manufacturing operations are subject to regulation by various federal, state and local government entities and agencies.  As a producer of food products for human consumption, our operations are subject to stringent production, packaging, quality, labeling and distribution standards, including regulations mandated by the federal Food, Drug and Cosmetic Act, the FDA, OHSA, the EPA and the USDA.  Future regulation by various federal, state or local governmental entities or agencies may adversely affect our business and financial results.

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

Future instability or tightening in the credit markets could impair our ability to obtain financing as and when needed.

Future instability or tightening in the credit markets could impair our ability to obtain additional credit if and when needed to finance our operations and fund future plant or business expansions.  In addition, tight credit markets or inflation could eventually result in an increase in interest rates, which would adversely affect us, as we have $7.7 million in long-term debt outstanding as of December 8, 2010 under our senior secured credit facility with Bank of America, with interest rates that adjust quarterly.

If we violate our financial and other covenants under our secured credit facility, our financial condition, results of operations or cash flows may be adversely affected if secured parties foreclose on our assets or impose default rates of interest.

Our senior secured credit facility with Bank of America, under which $7.7 million was outstanding as of December 8, 2010, is secured by a first-priority lien on substantially all of our assets. The facility contains covenants whereby, among other things, we are required to maintain compliance with agreed levels of fixed charge coverage, total leverage and incremental indebtedness limits.  If we violate these covenants and are unable to obtain waivers or renegotiate the terms of the covenants, we could become subject to, among other things, interest rate increases and acceleration of maturity of the facility, which could adversely affect our financial condition, results of operations or cash flows.

A change in control could result in an event of default under our secured credit facility, which could adversely affect our financial condition, results of operations or cash flows.

Our secured credit facility with Bank of America provides that a change in control would occur if, among other occurrences, any person or group becomes the beneficial owner of 35% or more of our voting stock, or certain changes in the composition of our board occur during any period of twelve consecutive months.  The occurrence of a change in control could permit Bank of America to terminate the credit facility, declare all or a portion of loans then outstanding to be due and payable, and/or exercise other available rights and remedies.  Depending on our financial condition at the time, we may not be able to raise sufficient funds to repay this indebtedness upon an event of default.  Accordingly, the occurrence of a change in control could adversely affect our financial condition, results of operations or cash flows.

A small number of stockholders beneficially own a significant percentage of our outstanding common stock and therefore could significantly influence or control matters requiring stockholder approval.

Assuming the exercise of the aggregate options issued to our executive officers and directors to purchase shares of our common stock, our executive officers, directors and stockholders who beneficially own greater than 5% of our common stock would collectively beneficially own, in the aggregate, approximately 43% of our outstanding common stock as of December 8, 2010.  These stockholders, if acting together, could be able to significantly influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

Our failure to attract and retain key management personnel could adversely affect our business.

Our business requires managerial, financial and operational expertise, and our future success depends upon the continued service of key personnel.  As a value-added manufacturer of quality frozen food products and custom prepared foods, we operate in a specialized industry.  Our key personnel have experience and skills specific to this industry, and there are a limited number of individuals with the relevant experience and skills.  Though we have an employment agreement with James Rudis, our CEO and President, the agreement permits the voluntary resignation on the part of Mr. Rudis prior to the end of the term of the agreement.  If we lose any of our key personnel, our business operations could be adversely affected.

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

During the 52-week period ended December 8, 2010, the high and low sales prices of our common stock on the NYSE AMEX were $6.67 per share and $4.05 per share, respectively.  Prices for our shares are determined in the marketplace and may accordingly be influenced by many factors, including, but not limited to:

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

We cannot predict the effect, if any, that sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time.  As of December 8, 2010, we had outstanding 15,823,271 shares of common stock, most or all of which were eligible for resale without registration.  Also, as of December 8, 2010, there were outstanding options to purchase up to 521,000 shares of common stock.  All of the shares of common stock underlying these options are covered by an existing effective registration statement.  Sales of shares of our common stock in the public market, or perceptions that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

Certain provisions of our articles of incorporation, bylaws and Nevada law could make it more difficult for a third party to acquire us, even if doing so could be in our stockholders’ best interest.

Provisions of our articles of incorporation and bylaws require that certain procedures be followed, including advance notice, before matters can be proposed for consideration at meetings of our stockholders. This may make it difficult for a potential acquirer to bring an acquisition proposal to a vote of our stockholders.  In addition, our board of directors has the right to fix the rights and preferences of an issue of shares of preferred stock without stockholder action.  Our board could establish and issue a series of preferred stock with rights that make an acquisition less desirable by certain potential acquirers.

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

We believe that Plant No. 1, currently operating at approximately 50% capacity, is adequate to meet our requirements for the near future.  In fiscal year 2010, items that were processed at Plant No. 1 (some of which included components that were processed at Plant No. 2) accounted for sales of approximately $136.1 million.  Items that were processed in Plant No. 2 that did not require further processing in Plant No. 1 accounted for the balance of sales in fiscal year 2010 of approximately $59.4 million.  As our sales of cooked protein grow, it may become necessary to augment the cooking capacity that we now have at Plant No. 2.  We continue to monitor our cooking capacity.  If we deem additional cooking capacity to be necessary, we expect capital expenditures for that capacity could range from $5 million to $10 million during fiscal years 2011 and 2012, depending on the amount of additional cooking capacity added.

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

All of the named defendants tried unsuccessfully to dismiss the action.  In refusing to dismiss the case, the Court ruled on November 13, 2009, that we had established a probability of prevailing on the merits, and that we had submitted substantial evidence that the defendants’ accusations of racism were not true.  The defendants thereafter filed an appeal, which was denied by the California court of appeals.

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

On October 7, 2010, the Arbitrator ruled in our favor, upholding our decision to terminate the employment of these former employees.  We do not know whether the NLRB intends to proceed separately with the unfair labor practice charge.

Alma Salinas, et al. v. Overhill Farms.

On May 12, 2010, Alma Salinas filed a purported “class action” in Los Angeles County Superior Court against us in which she asserted claims on behalf of herself and all other similarly situated current and former production workers for failure to provide meal periods, failure to provide rest periods, failure to pay minimum wage, failure to make payments within the required time, unfair business practice in violation of Section 17200 of the California Business and Professions Code and Labor Code Section 2698 (known as the Private Attorney General Act (“PAGA”)).  Salinas is a former employee who had been terminated because she had used an invalid social security number in connection with her employment with us.  Salinas seeks allegedly unpaid wages, waiting time penalties, PAGA penalties, interest and attorneys’ fees, the amounts of which are unspecified.

We expect this case to be consolidated with the earlier-filed Agustiana case (described above) because the claims in the two actions substantially overlap each other.

The parties are engaged in the discovery phase of the case.  We believe we have valid defenses to the plaintiffs’ claims and that we paid all wages due to these employees.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Record Holders

Our common stock has traded on NYSE AMEX under the symbol “OFI” since November 1, 2002.  At December 8, 2010, we had approximately 125 stockholders of record.  These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.  On December 8, 2010, the closing sale price of our common stock on NYSE AMEX was $5.30.  The following table sets forth the range of high and low sales prices for our common stock on NYSE AMEX for the periods indicated:

Fiscal 2009	High	Low
First Quarter from September 29, 2008 to December 28, 2008	$5.85	$3.00
Second Quarter from December 29, 2008 to March 29, 2009	5.40	2.95
Third Quarter from March 30, 2009 to June 28, 2009	5.98	3.40
Fourth Quarter from June 29, 2009 to September 27, 2009	6.08	5.05

Fiscal 2010	High	Low
First Quarter from September 28, 2009 to December 27, 2009	$6.60	$4.11
Second Quarter from December 28, 2009 to March 28, 2010	6.35	4.25
Third Quarter from March 29, 2010 to June 27, 2010	6.67	5.36
Fourth Quarter from June 28, 2010 to September 26, 2010	6.16	4.05

Performance Graph

The following is a line graph comparing the yearly percentage change in the cumulative total return of the Company’s common stock to the cumulative total return of the Standard & Poor’s 500 Index and a peer group for the period commencing October 2, 2005 and ending September 26, 2010.  The peer group is comprised of Tyson Foods, Inc.; Cuisine Solutions, Inc.; ConAgra Foods, Inc.; Armanino Foods of Distinction, Inc.; Smithfield Foods, Inc.; and Bridgford Foods Corporation.

The graph assumes that $100 was invested in the Company’s common stock, the Standard & Poor’s 500 Index and the peer group on October 2, 2005 and that all the dividends were reinvested on a quarterly basis.  Returns for the companies included in the peer group have been weighted on the basis of the market capitalization for each company.

	Fiscal Year-Ended
	2005	2006	2007	2008	2009	2010
Overhill Farms, Inc. (OFI)	$100.00	$100.31	$109.84	$184.10	$209.85	$166.62
Standard & Poor's 500 Index	100.00	108.75	124.25	98.74	84.99	93.48
Peer Group	100.00	101.28	114.69	87.10	102.62	113.43

Dividends

We have never paid cash dividends on our common stock.  We currently anticipate that no cash dividends will be paid on our common stock in the near term.

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

	Fiscal Year Ended
Statements of Income Data (in thousands, except per share data):	September 26, 2010	September 27, 2009	September 28, 2008	September 30, 2007	October 1, 2006

	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)

Net revenues	$194,482	$209,877	$238,780	$192,642	$168,310
Operating income	13,925	15,579	20,616	11,900	14,288
Net income	7,575	8,301	10,321	4,562	5,102

Net income per share – Basic	$0.48	$0.52	$0.66	$0.30	$0.34

Net income per share – Diluted	$0.47	$0.52	$0.65	$0.29	$0.32

Weighted average shares outstanding – Basic	15,823,271	15,823,271	15,747,434	15,338,038	15,204,424

Weighted average shares outstanding - Diluted	16,049,587	16,028,698	15,992,467	15,803,109	15,880,507

	As of Fiscal Year Ended
Balance Sheet Data (in thousands)	September 26, 2010	September 27, 2009	September 28, 2008	September 30, 2007	October 1, 2006

	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)

Total assets	$65,777	$73,637	$79,420	$76,150	$58,128
Long-term debt	13,198	21,891	33,479	41,383	37,219
Total liabilities	26,706	42,141	56,224	63,731	51,191
Retained earnings (accumulated deficit)	27,355	19,780	11,479	1,157	(3,405)
Stockholders’ equity	39,071	31,497	23,195	12,419	6,937

No cash dividends on our common stock were declared during any of the periods presented above.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	changes in our business environment, including actions of competitors and changes in customer preferences, as well as disruptions to our customers’ businesses;

•	seasonality in the retail category;

•	loss of key customers due to competitive environment or production being moved in-house by customers;

•	fulfillment by suppliers of existing raw material contracts;

•	natural disasters that can impact, among other things, costs of fuel and raw materials;

•	the occurrence of acts of terrorism or acts of war;

•	changes in governmental laws and regulations, including healthcare and income taxes;

•	change in control due to takeover or other significant changes in ownership;

•	financial viability and resulting effect on revenues and collectability of accounts receivable of our customers during the on-going economic recovery and any future deep recessionary periods;

•	ability to obtain additional financing as and when needed, and rising costs of credit that may be associated with new borrowings;

•	voluntary or government-mandated food recalls;

•	effects of legal proceedings in which we are or may become involved from time to time, which may be costly and may divert management’s attention, even if unfounded; and

•	other factors discussed in this report.

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

Overview

We are a leading value-added manufacturer of high quality, prepared frozen food products for branded retail, private label, foodservice and airline customers.  Our product line includes entrées, plated meals, bulk-packed meal components, pastas, soups, sauces, poultry, meat and fish specialties, and organic and vegetarian offerings.  Our extensive research and development efforts, combined with our extensive catalogue of recipes and flexible manufacturing capabilities, provide customers with a one-stop solution for new product ideas, formulations and product manufacturing, as well as precise replication of existing recipes.  Our capabilities allow customers to outsource product development, product manufacturing and packaging, thereby avoiding significant fixed-cost and variable investments in resources and equipment.  Our customers include prominent nationally recognized names such as Jenny Craig, Inc., American Airlines, Inc., Safeway Inc., Pinnacle Foods Group LLC, and Panda Restaurant Group, Inc.

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

Overall, we have performed well in the midst of a poor economy.  Despite decreased net revenues we continued to pay down our previous debt and were also able to refinance with more favorable terms.  We were also able to increase investment spending in our plants, which enabled us to achieve certification under the new global Food Safety Management Systems standard FSSC 22000.  This new certification will allow us to better compete for new business opportunities.

Sales during the first half of fiscal year 2010 reflected, in great part, rebuilding of customer inventories from low late-calendar year 2009 levels, in anticipation of a rebound in the economy.  As the U.S. economic recovery lagged, most of our customers experienced decreased sales, particularly during our fiscal third quarter of 2010.  While our foodservice accounts increased during fiscal year 2010, these gains were not enough to offset other account decreases.  During the fourth quarter of fiscal year 2010, we were additionally impacted by the seasonality in our retail category, as retailers typically sell fewer frozen meals during warmer months.  Despite all the above, in fiscal year 2010 we generated $16.9 million in net cash from operations, reduced total debt by $14.0 million and increased retained earnings by $7.6 million.  In addition, we paid off an additional $5.5 million on our debt subsequent to fiscal year 2010.

As our top-line revenues decreased during fiscal year 2010, our margins, primarily in our third and fourth quarters, were negatively affected by higher overhead costs as a percentage of net revenues on the lower sales volume.  Although we expect continued margin pressure, we anticipate margins will improve as sales revenues increase as the economy continues to recover.  We believe we can offset the higher overhead costs through reduced purchase prices of raw materials, production efficiencies and a change in mix of customers between retail, foodservice and airlines.

Subsequent to fiscal year 2010, we entered into a five-year licensing agreement with Boston Market Corporation (“BMC”) for the exclusive right to use BMC’s trademarks, trade dress and copyrights in connection with the manufacturing, advertising, promotion, sales and distribution of frozen food and certain shelf-stable licensed products.  The agreement commences on July 1, 2011.  The agreement also contains options for two sixty-month renewal terms.  We will pay BMC an earned royalty computed at four and a half percent of net sales during the initial term with no guaranteed minimum royalties. We will pay a guaranteed minimum royalty of $2.75 million and $3.25 million for the first and second renewal terms, respectively.

In addition, we have been selected to produce a line of 16 private label frozen meals for a major national retailer.  The multi-year agreement with the national retailer is expected to generate initial annual sales in the range of $7 million, with the opportunity for increased volume over time.  Full production is expected to begin in April of 2011.

Fiscal years 2010, 2009 and 2008 were 52-week periods.  For fiscal year 2010, net revenues of $194.5 million reflected a 7.3% decrease as compared to fiscal year 2009.  During fiscal year 2010, decreased sales in the retail and airline categories contributed to the decline.  We experienced a 12.1% decrease in net revenues for fiscal year 2009, to $209.9 million, compared to $238.8 million for fiscal year 2008.  The decrease in net revenues during fiscal year 2009 was due to decreased sales in the retail and airline categories.

Gross profit was $23.7 million in fiscal year 2010, compared to $25.6 million in fiscal year 2009 and $29.3 million in fiscal year 2008. Gross profit as a percentage of net revenues, or gross margin, during fiscal years 2010, 2009 and 2008 were 12.2%, 12.2% and 12.3%, respectively.  In fiscal year 2010, gross profit decreased due to lower revenues but gross margin remained unchanged due to increased efficiencies and yields and favorable commodity prices offset by increased investment spending in our plants to achieve certification under the new global Food Safety Management Systems standard FSSC 22000 and brokerage paid to Safeway Inc., which now operates as a reduction to net revenues.  During the latter part of the third quarter of fiscal year 2010, Safeway Inc. ended its brokerage agreement and took the function in-house, so the brokerage we pay to Safeway Inc. is now recorded as a reduction of revenue.  The decrease in gross profit in fiscal year 2009 compared to fiscal year 2008 was due to lower net revenues.

Operating income as a percentage of net revenues for fiscal year 2010 was 7.1% compared to 7.4% in fiscal year 2009 and 8.6% in fiscal year 2008, due primarily to decreased net revenues and increased selling, general and administrative (“SG&A”) expenses as a percentage of net revenues.  SG&A expenses as a percentage of net revenues increased to 5.0% in fiscal year 2010 compared to 4.8% in fiscal year 2009 and 3.6% in fiscal year 2008.  SG&A expenses decreased $241,000 in fiscal year 2010 but increased as a percentage of the lower net revenues.  Net income of $7.6 million decreased as a percentage of net revenues to 3.9% in fiscal year 2010 versus 4.0% in fiscal year 2009 and 4.3% in fiscal year 2008.

As described under “Liquidity and Capital Resources” below, during fiscal year 2010 we refinanced our then existing debt of $13.2 million. The new credit facility with Bank of America, N.A. is a $30 million three-year senior secured credit facility and is secured by a first priority lien on substantially all of our assets. We made an initial loan drawdown of $13.2 million, the proceeds of which were used to pay-off our prior credit facility with Guggenheim Corporate Funding, LLC (“GCF”).  Subsequent to fiscal year 2010, we paid off an additional $5.5 million on our debt leaving us with a balance of $7.7 million.

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

Fiscal Year Ended September 26, 2010 Compared to Fiscal Year Ended September 27, 2009

	Fiscal Year Ended				Change 2010 vs 2009
	September 26, 2010		September 27, 2009		Dollar Variance	% Variance
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Favorable (Unfavorable)	Favorable (Unfavorable)
(Dollars in thousands)

Net revenues	$194,482	100.0%	$209,877	100.0%	$(15,395)	(7.3)%

Cost of sales	170,826	87.8	184,326	87.8	13,500	7.3

Gross profit	23,656	12.2	25,551	12.2	(1,895)	(7.4)

Selling, general and administrative expenses	9,731	5.0	9,972	4.8	241	2.4

Operating income	13,925	7.1	15,579	7.4	(1,654)	(10.6)

Interest and other (income) expense, net	1,668	0.9	2,279	1.1	611	26.8

Income before income taxes	12,257	6.3	13,300	6.3	(1,043)	(7.8)

Income tax provision	4,682	2.4	4,999	2.4	317	6.3

Net income	$7,575	3.9%	$8,301	4.0%	$(726)	(8.7)%

Net Revenues.  Net revenues for fiscal year 2010 decreased $15.4 million (7.3%) (5.5% was attributable to a volume/mix decrease and 1.8% was attributable to a pricing decrease) to $194.5 million from $209.9 million for fiscal year 2009, due to decreases in airline and retail net revenues offset partially by higher Foodservice revenue as discussed below.

Retail net revenues decreased $18.4 million (12.6%) to $128.0 million for fiscal year 2010 from $146.4 million for fiscal year 2009.  The decrease in retail net revenues was largely due to the previously disclosed reduced volume from H. J. Heinz Company.  This reduction in volume resulted in a decrease in retail net revenues of approximately $14.3 million.  Fiscal year 2010 includes $10.1 million in net revenues from sales to Heinz as Heinz was delayed in transitioning to its own plants.  The remaining decrease in retail net revenues is attributable to a $4.5 million decline in three other customers from the retail category due to the lagging economic recovery and their inventory management plans. For fiscal year 2010, the retail category as a percentage of net revenues decreased to 65.8% from 69.7%.

Foodservice net revenues increased $6.2 million (11.9%) to $58.5 million for fiscal year 2010 from $52.3 million for fiscal year 2009 due to the introduction of new products and increased volume from an existing customer offset by the conclusion of an existing customer’s promotional item ($2.4 million). For fiscal year 2010, the foodservice category as a percentage of net revenues increased to 30.1% from 24.9%.  We continue to increase our sales efforts in this category and believe that foodservice represents a significant opportunity for us in 2011 and beyond.

Airline net revenues decreased $3.1 million (27.9%) to $8.0 million for fiscal year 2010 from $11.1 million for fiscal year 2009. Due to consolidation of airlines combined with continued efforts in the airline industry to cut costs, airline net revenues may continue to decrease in future periods. For fiscal year 2010, the airline category as a percentage of net revenues decreased to 4.1% from 5.3% as we continue our transition to opportunities outside of this category.

Gross Profit.  Gross profit for fiscal year 2010 decreased $1.9 million (7.4%) to $23.7 million from $25.6 million for fiscal year 2009.  Gross margin remained unchanged at 12.2% for fiscal years 2010 and 2009 due to increased efficiencies and yields and favorable commodity prices offset by increased investment spending in the plants to achieve certification under the new global Food Safety Management Systems standard FSSC 22000 and brokerage paid to Safeway Inc. of $262,000 as a reduction to net revenues.  During the latter part of the third quarter of fiscal year 2010, Safeway Inc. ended its brokerage agreement and took the function in-house, so the brokerage we pay to Safeway Inc. is now recorded as a reduction of revenue.

Selling, General and Administrative Expenses.  SG&A expenses decreased $241,000 (2.4%) to $9.7 million for fiscal year 2010 from $10.0 million for fiscal year 2009. SG&A expenses as a percentage of net revenues increased slightly to 5.0% for fiscal year 2010 from 4.8% for fiscal year 2009 due to the year-over-year decrease in net revenues. The decrease in SG&A expenses resulted from a decrease in brokerage fees ($315,000) stemming primarily from the change in recording of brokerage expense for Safeway Inc. as described above and a decrease in personnel related expenses ($146,000). These reductions were partially offset by an increase in professional service fees ($178,000) relating primarily to litigation described in item 3 of this report.  We expect to incur increased legal fees during FY 2011 as we continue to vigorously contest the claims and grievances described in Item 3 of this report.

Operating Income.  Operating income decreased $1.7 million (10.9%) to $13.9 million for fiscal year 2010 from $15.6 million for fiscal year 2009.  The decrease in operating income was the result of the decrease in gross profit as noted above.

Interest and Other (Income) Expense, net. Interest expense decreased $611,000 (26.6%) to $1.7 million for fiscal year 2010 from $2.3 million for fiscal year 2009 due to lower debt balances and lower variable interest rates offset by an increase of $301,000 in debt extinguishment expenses stemming from the refinancing of the GCF credit facility.

Income Tax Provision.  Income tax expense was $4.7 million for fiscal year 2010 compared to $5.0 million for fiscal year 2009.  The difference was a result of income before taxes decreasing $1.0 million from $13.3 million for fiscal year 2009 to $12.3 million during fiscal year 2010.  The effective tax rates were 38.2% and 37.6% for fiscal years 2010 and 2009, respectively.

Net Income. Net income for fiscal year 2010 was $7.6 million, or $0.48 per basic share and $0.47 per diluted share, compared to net income of $8.3 million, or $0.52 per basic and diluted share for fiscal year 2009.

We currently expect to continue profitable operations primarily through (a) growing revenues from profitable product lines, increasing our customer base and replacing lower margin accounts; (b) improving gross margins by increasing prices to customers where appropriate, streamlining additional costs and continuing to leverage our manufacturing and storage facilities to improve manufacturing efficiency; and (c) reducing future interest costs on outstanding debt through pre-payments on our debt.  However, no assurance can be given that we will be successful in any of these initiatives.  As discussed in “Risk Factors” contained in Item 1A of this report, we may be unable to improve our operating results if we suffer a decline in our manufacturing efficiency, the loss of major customers, continued cost-cutting measures in the airline industry, adverse changes in our operating costs or raw materials costs or other adverse changes to our business.

Fiscal Year Ended September 27, 2009 Compared to Fiscal Year Ended September 28, 2008

	Fiscal Year Ended				Change 2009 vs 2008
	September 27, 2009		September 28, 2008		Dollar Variance	% Variance
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Favorable (Unfavorable)	Favorable (Unfavorable)
(Dollars in thousands)

Net revenues	$209,877	100.0%	$238,780	100.0%	$(28,903)	(12.1)%

Cost of sales	184,326	87.8	209,517	87.7	25,191	12.0

Gross profit	25,551	12.2	29,263	12.3	(3,712)	(12.7)

Selling, general and administrative expenses	9,972	4.8	8,647	3.6	(1,325)	(15.3)

Operating income	15,579	7.4	20,616	8.6	(5,037)	(24.4)

Interest and other (income) expense, net	2,279	1.1	3,663	1.5	1,384	37.8

Income before income taxes	13,300	6.3	16,953	7.1	(3,653)	(21.5)

Income tax provision	4,999	2.4	6,632	2.8	1,634	24.6

Net income	$8,301	4.0%	$10,321	4.3%	$(2,020)	(19.6)%

Net Revenues.  Net revenues for fiscal year 2009 decreased $28.9 million (12.1%) (13.1% of the decrease was attributed to volume/mix offset by a 1.0% pricing increase) to $209.9 million from $238.8 million for fiscal year 2008, due to decreases in airline and retail net revenues as discussed below.

Retail net revenues decreased $27.6 million (15.9%) to $146.4 million for fiscal year 2009 from $174.0 million for fiscal year 2008.  The decrease in retail net revenues was largely due to the previously disclosed reduced volume from H. J. Heinz Company.  This reduction in volume resulted in a decrease in net revenues of approximately $19.1 million. The remaining decrease in retail net revenues is attributable to a $5.8 million decline in sales to Jenny Craig, Inc. due to the economic downturn and their inventory management plans. For fiscal year 2009, the retail category as a percentage of net revenues decreased to 69.7% from 72.9%.

Foodservice net revenues increased $8.2 million (18.6%) to $52.3 million for fiscal year 2009 from $44.1 million for fiscal year 2008 due to the anticipated increased sales to an existing customer as well as sales to a new customer. For fiscal year 2009, the foodservice category as a percentage of net revenues increased to 24.9% from 18.5%.

Airline net revenues decreased $9.6 million (46.4%) to $11.1 million for fiscal year 2009 from $20.7 million for fiscal year 2008. Due to continued efforts in the airline industry to cut costs, airline net revenues may continue to decrease in future periods. For fiscal year 2009, the airline category as a percentage of net revenues decreased to 5.3% from 8.7%.

Gross Profit.  Gross profit for fiscal year 2009 decreased by $3.7 million (12.6%) to $25.6 million from $29.3 million for fiscal year 2008.  Gross margin decreased slightly to 12.2% for fiscal year 2009 from 12.3% for fiscal year 2008 due primarily to higher overhead costs as a percentage of net revenues on lower sales volume in the fourth quarter of fiscal year 2009 as well as minor price reductions to some of our largest customers.  Prior to our fourth quarter, our gross margin was higher than fiscal year 2008 due largely to a more favorable sales mix along with increased efficiencies and yields, favorable commodity prices, lower freight charges, lower product development costs and modest increases in sales prices to several customers, offset partially by higher overhead costs as a percentage of net revenues on lower sales volume. In addition, in order to improve our gross margins, we continue to analyze our lower margin accounts and expect to move away from some of the accounts that do not meet our profit objectives towards higher margin business currently available to us.

Selling, General and Administrative Expenses.  SG&A expenses increased $1.3 million (15.3%) to $10.0 million for fiscal year 2009 from $8.6 million for fiscal year 2008. SG&A expenses increased as a percentage of net revenues from 3.6% in fiscal year 2008 to 4.8% in fiscal year 2009.  The increases were driven by higher brokerage and licensing fees ($461,000) stemming predominately from higher sales to Safeway Inc. and higher professional and legal fees relating primarily to litigation ($878,000) described in Item 3 of this report.

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

Liquidity and Capital Resources

For fiscal years ended 2010 and 2009, our operating activities provided cash of $16.9 million and $14.7 million, respectively.  Cash generated from operations before working capital changes for fiscal year 2010 was $11.4 million.  Cash generated by changes in working capital was $5.5 million for fiscal year 2010 and resulted from decreases in accounts receivable, inventory and prepaid expenses and other assets of $4.3 million, $2.2 million and $376,000, respectively.  This was partially offset by a decrease in accounts payable and accrued liabilities of $1.1 million and $191,000, respectively.  At September 26, 2010, we had working capital of $24.4 million compared to working capital of $23.6 million at September 27, 2009.  We were able to fund our operations during fiscal year 2010 internally, without increasing our external debt, by executing the cash management procedures noted above.

During fiscal year 2010, our investing activities, consisting primarily of capital expenditures of $1.8 million, resulted in a net use of cash of approximately $1.8 million, compared to a net use of cash of approximately $3.1 million during fiscal year 2009.  The property and equipment additions were made to accommodate additional business opportunities, meet anticipated growth and improve operating efficiency, as well as achieve certification under the new global Food Safety Management Systems standard FSSC 22000.  We believe the short-term cash outlay for this certification will allow us future growth opportunities as we will now be able to compete for new customers and products.  We anticipate that cash generated from operating activities and borrowing availability under our existing credit facility will fund revenue growth and working capital needs in the near term.

During fiscal year 2010, our financing activities used cash of $14.6 million, compared to cash used by financing activities of $12.9 million during fiscal year 2009.  The net use of cash consisted primarily of $14.1 million of principal payments that reduced our outstanding debt.  Financing activities during fiscal year 2010 also included principal payment on equipment loans of $423,000 and cash paid in association with new financing arrangements of $71,000.  Subsequent to fiscal year 2010, we paid off an additional $5.5 million on our debt leaving us with a balance of $7.7 million.

We executed a senior secured credit agreement with Bank of America on September 24, 2010.  The facility is structured as a $30 million three-year senior secured revolving credit facility, secured by a first priority lien on substantially all of our assets.  We made an initial loan drawdown of $13.2 million, which was used to pay off our prior credit facility.  Under the Bank of America facility we have the ability to increase the aggregate amount of the financing by $20 million under certain conditions.

The Bank of America facility bears annual interest at the British Bankers Association LIBOR Rate, or LIBOR, plus an applicable margin (listed below). The Margin is initially 1.75% and beginning no later than December 25, 2010, and adjusted quarterly thereafter, shall be calculated as follows:

Ratio of aggregate outstanding funded commitments under the facility (including letter of credit obligations) to EBITDA for the preceding four quarters	Applicable Margin

Greater than or equal to 1.50:1	2.00%

Greater than or equal to 0.50:1 but less than 1.50:1	1.75%

Less than 0.50:1	1.50%

At September 26, 2010, there was $13.2 million outstanding under the Bank of America facility with an applicable interest rate of 2.01%.  In addition, the Company will pay an unused fee equal to 0.25% per annum.  Initial proceeds from the Bank of America facility, received September 24, 2010, were used to repay approximately $13.2 million in existing debt in connection with the termination of our former financing arrangements.  We recorded a pretax charge of approximately $301,000 in connection with the termination of the former financing arrangements in the fourth quarter of fiscal year 2010.   As of September 26, 2010, we had $16.8 million available to borrow under the new credit facility.

The Bank of America facility contains covenants whereby, among other things, we are required to maintain compliance with agreed levels of fixed charge coverage and total leverage.  The facility also contains customary restrictions on incurring indebtedness and liens, making investments and paying dividends.

For fiscal year 2010, we incurred $959,000 in interest expense, excluding amortization of deferred financing costs.  For fiscal year 2009, we incurred $1.9 million in interest expense, excluding amortization of deferred financing costs.  For fiscal year 2008, we incurred $3.3 million in interest expense, excluding amortization of deferred financing costs, net of $43,000 in capitalized interest.  During fiscal year 2010, the outstanding balance of the previous credit facility was reduced by mandatory and voluntary principal payments on the Tranche A Term Loan of $2.6 million and $6.5 million, respectively.  In addition, we also made a voluntary principal payment on the Tranche B Term Loan of $5.0 million during the first quarter of fiscal year 2010.

We previously executed a senior secured credit agreement with Guggenheim Corporate Funding, LLC (“GCF”) on April 17, 2006. Under the credit agreement, GCF acted as collateral agent, administrative agent, arranger and syndication agent in connection with loans made by various lenders, including affiliates of GCF.  The facility was originally structured as a $7.5 million non-amortizing revolving loan, a $25.0 million amortizing Tranche A Term Loan and a $15.0 million non-amortizing Tranche B Term Loan.  On March 9, 2007, we executed a second amendment to the senior secured credit agreement allowing for $7.0 million of additional capital expenditures to facilitate new business by increasing plant capacity and improving line efficiency, to be funded by increases of $3.5 million in each of the Tranche A and Tranche B Term Loans.  As of September 27, 2009, the facility was structured as a $7.5 million non-amortizing revolving loan, a $26.5 million amortizing Tranche A Term Loan and a $15.7 million non-amortizing Tranche B Term Loan.  At September 27, 2009, interest rates on the Tranche A Term Loans and Tranche B Term Loans were 3.5% and 6.0%, respectively.  The GCF facility was paid off on September 24, 2010 with the initial proceeds from the Bank of America facility.

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

We amended our existing operating lease agreements related to certain manufacturing equipment with General Electric Capital Corporation on October 2, 2006. The amended lease resulted in a three-year capital lease in the principal amount of $842,168 at a fixed interest rate of 8.15%, with a $1 bargain purchase option at the expiration of the lease. The assets acquired under this capital lease have an acquisition cost of $911,647.  On September 2, 2009, we purchased the manufacturing equipment from General Electric Capital Corporation.   As of September 26, 2010 the net book value of the assets was $212,000.

We believe that funds available to us from operations and existing capital resources will be adequate for our capital requirements for at least the next twelve months.

Contractual Obligations and Other Commitments

We are obligated to make future payments under various contracts such as debt agreements, lease obligations and other purchase obligations.

Following is a summary of our contractual obligations at September 26, 2010:

	Payments Due By Period

Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	More than 5 Years

Debt maturities	$13,197,647	$-	$13,197,647	$-	$-

Interest expense (1)	935,483	316,664	618,819	-	-

Operating lease obligations (2)	11,787,815	3,323,624	4,914,742	2,470,928	1,078,521

Other contractual obligations	752,918	626,534	126,384	-	-

Open purchase orders	10,410,776	10,410,776	-	-	-

Total contractual obligations	$37,084,639	$14,677,598	$18,857,592	$2,470,928	$1,078,521
____________
(1)	Assumes only mandatory principal pay-down and the use of LIBOR as of September 26, 2010 on the Bank of America debt.
(2)	Includes real estate leases.

The above table outlines our obligations as of September 26, 2010 and does not reflect the changes in our obligations that occurred after that date. Subsequent to fiscal year 2010, we paid off an additional $5.5 million on our debt.  There have been no other material changes to our obligations as of December 9, 2010.

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

Concentrations of Credit Risk.  Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  We perform on-going credit evaluations of each customer’s financial condition and generally require no collateral from our customers.  A bankruptcy or other significant financial deterioration of any customer could impact its future ability to satisfy its receivables with us.  Our allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions.  Bad debt expense and accounts receivable write-offs, net of recoveries, historically have been relatively small, as we generally transact the substantial portion of our business with large, established food or service related businesses.  For fiscal years 2010, 2009 and 2008, our write-offs, net of recoveries, to the allowance for doubtful accounts were approximately $23,000, $2,000 and $20,000, respectively.

A significant portion of our total net revenues during the last two fiscal years was derived from three customers.  Panda Restaurant Group, Inc., Jenny Craig, Inc. and Safeway Inc., accounted for approximately 27%, 26% and 18%, respectively of our net revenues for fiscal year 2010 and approximately 22%, 25% and 17%, respectively, of our net revenues for fiscal year 2009.  Receivables related to Panda Restaurant Group, Inc. (through its distributors), Jenny Craig, Inc., Safeway Inc. and Pinnacle Foods Group LLC, accounted for approximately 29%, 24%, 17% and 16%, respectively of our total accounts receivable balance at September 26, 2010 and approximately 37%, 21%, 20% and 6%, respectively, of our total accounts receivable balance at September 27, 2009.

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

Goodwill.  We evaluate goodwill at least annually for impairment.  We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data.  At September 26, 2010, we had goodwill of $12.2 million.  A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

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

We adopted the provisions of FASB guidance on accounting for uncertainty of income taxes on October 1, 2007.  The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with the standard on accounting for income taxes.  This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of the implementation of the guidance, we recorded no increase in the liability for unrecognized tax benefits, and the balance of unrecognized tax benefits was zero at September 26, 2010.

We have also adopted the accounting policy that interest and penalties recognized are classified as part of income taxes.  No interest and penalties were recognized in the statement of income for fiscal year 2010.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk – Obligations.  We are subject to interest rate risk on variable interest rate obligations.  A hypothetical 10% increase in average market interest rates would increase by approximately $27,000 the annual interest expense on our debt outstanding as of September 26, 2010.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 26, 2010, that the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this report.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 26, 2010, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our directors and executive officers as of December 8, 2010.

Name	Age	Positions Held	Director Since
James Rudis	61	Chairman of the Board, President, Chief Executive Officer and Director	1995
Tracy E. Quinn	56	Interim Chief Financial Officer	-
Robert A. Olivarez	31	Vice President-Finance and Secretary	-
Harold Estes(1)	70	Director	2002
Geoffrey A. Gerard(1)(2)(3)	65	Director	2002
Alexander Auerbach(2)(3)	66	Director	2004
Alexander Rodetis, Jr.(1)	68	Director	2004
____________

(1)	Member of audit committee.
(2)	Member of compensation committee.
(3)	Member of nominating and governance committee.

The following information regarding the principal occupations and other employment of our directors and executive officers during the past five years and their directorships in certain companies is as reported to us by each of them.

James Rudis was elected to our board of directors in April 1995 and has served as our President and Chief Executive Officer since June 1997. He also served as a director of TreeCon Resources, Inc. (our former parent company) from December 1992 to December 2003, and until December 2003 served as president of TreeCon Resources since July 1997 and chairman and chief executive officer of TreeCon Resources since February 1998.  He served as executive vice president of TreeCon Resources from March 1994 until July 1997.  Prior to his employment with us and with TreeCon Resources, Mr. Rudis was president of Quorum Corporation, a private consulting firm involved in acquisitions and market development.  From 1970 until 1984, he held various executive positions in CIT Financial Corporation, including vice president and regional manager of that company’s commercial finance division.

Mr. Rudis’ experience as our President and Chief Executive Officer gives him unique insights into our challenges, opportunities and operations.  He contributes to our board his strategic vision for growth, business strategy and strategic planning skills and marketing acumen.  In addition, Mr. Rudis’ prior experience sitting on the boards of other publicly-traded companies and exposure to different industries provide our board with insights regarding governance, finance, compensation, and other key matters.

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

Robert A. Olivarez has served as our Secretary since May 2010, after the retirement of Richard A. Horvath.   Mr. Olivarez has also served as our Vice President-Finance since February 2010.  Prior to becoming Vice President-Finance, Mr. Olivarez was our Manager-Finance from June 2007.  Prior to his employment with us, Mr. Olivarez was in the assurance practice of PricewaterhouseCoopers, LLP in the Los Angeles, California office since 2001.

Harold Estes was appointed to our board of directors in October 2002.  Mr. Estes is the president of Texas Timberjack, Inc. (“TTI”), a wholly-owned subsidiary of TreeCon Resources.  Mr. Estes was appointed to the board of directors of TreeCon Resources in March 2004. He was previously elected as a director of TreeCon Resources in February 1996 and resigned in April 1997.  TTI is a distributor of industrial and commercial timber and logging equipment and is also engaged in certain related timber and sawmill operations.  Mr. Estes has been president of TTI since 1984, when he acquired TTI from Eaton Corporation.  Mr. Estes previously served as a director of Newton Bancshares, Inc., the parent of First National Bank of Newton (Texas), for approximately ten years until the sale of the bank in October 2001.

Mr. Estes management, operations and leadership experience as president of TTI as well as his experience on the boards of TreeCon Resources and Newton Bancshares, Inc., provides him with broad experience on manufacturing and business issues facing public companies.

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

Mr. Gerard’s legal and business experience provides a unique prospective to our board.  Mr. Gerard has been a registered principal through the Financial Industry Regulatory Authority (“FINRA”) for several years and has over 30 years experience as an attorney practicing in Dallas, TX, emphasizing on business organizations and investments.  Mr. Gerard has written many private-placement memorandums for entities seeking investment capital and prepared several registration statements for public offerings and reviewed and analyzed numerous public and private offerings for potential investors.

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

As president of his own public relations and marketing services firm, Mr. Auerbach advises many national, regional and early-stage companies in a wide range of industries on strategic issues and dealing with institutional and individual investors.  Mr. Auerbach provides our board with broad marketing, account management and customer service experience.

Alexander Rodetis, Jr. was appointed to our board of directors in September 2004. Mr. Rodetis is currently president and co-founder of Fairway Financial Services LLC, organized in October 2005, which provides financial and due diligence guidance to bank and non-bank lending institutions as well as to companies seeking solutions to their corporate finance requirements.  In addition, Mr. Rodetis is president of Pegasus Financial Services, L.L.C., which he founded in September 1996 and is currently engaged, on a project basis, to perform loan reviews and credit assessments for the loan portfolio of a community bank located on the East Coast.  Mr. Rodetis has been in the financial services community for over thirty-five years. Mr. Rodetis was the marketing and strategic planning coordinator of the Daley-Hodkin Group from March 2004 to September 2007, a business valuation, asset disposition and consulting organization, and previously held the position of inventory appraisal business head for the Group.  He served as senior vice president of General Motors Acceptance Corporation’s commercial finance division from 2002 to 2003, where he co-founded the special assets group.  From 1998 to 2002, Mr. Rodetis served as executive vice president of the Merchants Bank of New York, where he co-founded the asset-based lending corporation for the bank.  Prior to that, he served as vice president of Fremont Financial Corp. and of National Westminster Bancorp and held various credit and marketing positions at other banking institutions, including The Chase Manhattan Bank and Citibank North America, Inc.  Mr. Rodetis earned a B.S. in Accounting, a B.A. in Business Administration and an M.B.A. in finance from Fairleigh Dickinson University.  He has also completed financial analysis and corporate finance courses at The Harvard School of Business.

Mr. Rodetis has numerous years experience in investments and management as the president and senior lending officer of various financial services companies and provides our board with strong financial and accounting skills.

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

Audit Committee Composition

During fiscal year 2010, our audit committee was composed of Messrs. Rodetis, Gerard and Estes, with Mr. Rodetis serving as the committee chairman.  Our board of directors has determined that Mr. Rodetis is an “audit committee financial expert” and that each of Messrs. Rodetis, Gerard and Estes are “independent” as defined in Sections 803A and 803B of the NYSE AMEX listing standards.

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

Based solely upon a review of copies of the reports furnished to us during the fiscal year ended September 26, 2010 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock (“reporting persons”) that no other reports were required, we believe that, during fiscal year 2010, except as set forth below, all Section 16(a) filing requirements applicable to our reporting persons were met.

Geoffrey A. Gerard filed one late Form 4 reporting two transactions.

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

From time to time we also offer alternative sources of compensation, such as stock options, to our executive officers. Options provide executive officers with the opportunity to buy and maintain an equity interest in our company and to share in the appreciation of the value of our common stock. In addition, if a participant were to leave prior to the exercise of the participant’s options, the unexercised options would be forfeited after the expiration of the period specified in the options. This makes it more difficult for competitors to recruit key employees away from us. We believe that option grants afford a desirable long-term compensation method because they closely align the interests of our management and other employees with stockholder value and motivate officers to improve our long-term stock performance.  No stock options were granted in fiscal year 2010.

Section 162(m) of the Internal Revenue Code places a limit on the amount of compensation that may be deducted in any year with respect to each of our named executive officers.  It is our policy that, to the extent possible, compensation will be structured so that the federal income tax deduction limitations will not be exceeded.

Executive Compensation for Fiscal Year 2010

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

For fiscal year 2010, our compensation for named executives consisted of base salary, discretionary bonuses and perquisites.  No stock options or other equity incentives were granted.

Our board of directors, upon recommendation of our compensation committee, has approved bonuses for each executive officer for fiscal year 2010.  The primary criteria used in determining bonuses related to our overall performance, progress on strategic objectives and each individual’s contribution to that performance.

During fiscal year 2010, although our net revenues decreased by $15.4 million, our gross profit as a percentage of net revenues, or gross margin, remained unchanged at 12.2%.  We also strengthened our balance sheet and improved our capital and liquidity positions by decreasing our overall debt by $14.0 million.  As a result, Mr. Rudis received a total bonus of $194,350, Ms. Quinn received a total bonus of $32,350 and Mr. Olivarez received a total bonus of $16,642.  Further information regarding executive bonuses is contained below under the heading “Executive Bonuses.”

Executive Bonuses

Upon recommendation of the compensation committee, our board of directors approved bonuses for fiscal year 2010 for our named executive officers, based upon their contributions to our success during fiscal year 2010.  The bonuses will be paid in fiscal year 2011.

For fiscal year 2010, Mr. Rudis served as our Chairman of the board of directors, Chief Executive Officer and President.  As part of the function of all three roles, Mr. Rudis served as the relationship manager to stockholders, lenders and all four of our previously disclosed significant customers.  In addition to setting the long-term strategy for us, Mr. Rudis was responsible for our overall profitability and maintained a close working relationship with all significant parties to help ensure positive results were achieved.

For fiscal year 2010, Ms. Quinn served as our Interim Chief Financial Officer and was responsible for overseeing: all of our accounting practices and policies; Commission and other regulatory interaction and correspondence; the establishment and maintenance of adequate control over financial reporting; and the implementation of new rules and regulations resulting from recently enacted legislation relating to proxy statements, healthcare and financial regulatory reform.  Ms. Quinn is also responsible for directing our financial strategy and forecasts and also overseeing our risk management process.  Under Ms. Quinn’s leadership as Interim Chief Financial Officer, during fiscal year 2010, we were able to reduce our debt by additional voluntary payments of $11.5 million and acquire more favorable terms under a new credit facility.

Mr. Olivarez served as our Vice President-Finance (since February 2010) and Secretary (since May 2010) and was responsible for ensuring that our board of directors and Audit Committee met regularly in accordance with NYSE AMEX standards and also for creating and gathering materials needed for the meetings as well as preparing the minutes for each meeting.  Mr. Olivarez was also responsible for: implementing accounting practices and policies; interaction and correspondence with the Commission and other regulatory agencies; creating and submitting publicly filed documents; establishing and maintaining adequate internal control over financial reporting; and implementing new rules and regulations resulting from recently enacted legislation relating to proxy statements, healthcare and financial regulatory reform.  Mr. Olivarez was also responsible for shareholder interaction and correspondence.

For fiscal year 2010, Mr. Horvath served as the relationship manager with numerous customers until his retirement in April 2010.  Since Mr. Horvath retired prior to the end of fiscal year 2010, he was not eligible for a bonus.

To determine the amounts of the executive bonuses for fiscal year 2010, the compensation committee considered these individual accomplishments and also reviewed some of the Company’s more significant financial benchmarks, including but not limited to net revenue growth, gross margin improvement, earnings per share, cash flow and earnings before interest, taxes, depreciation and amortization (“EBITDA”).

For the fiscal year ended September 26, 2010, amid a sluggish economic recovery and the loss of $14.3 million in revenues from H. J. Heinz Company, Inc., we were able to remain profitable and not violate any of our debt covenants.  Although our net revenues and gross profit decreased $15.4 million and $1.9 million, respectively, in fiscal year 2010 compared to fiscal year 2009, our gross margin remained unchanged at 12.2%.  For fiscal year 2010, we had earnings per share of $0.48 per basic share and $0.47 per diluted share.  Lastly, our EBITDA for fiscal year 2010 was $17.6 million.  EBITDA for the fiscal year ended September 26, 2010, was calculated using the following measurements: net income of $7.6 million; interest expense of $959,000; tax expense of $4.7 million; depreciation and amortization expense of $3.9 million; and amortization expense of debt discount and deferred financing costs of $404,000.

The $194,350 bonus approved for James Rudis consisted of $187,000 in cash (approximately 42% of his base salary) and a $7,350 401(k) contribution.  The bonus approved for Tracy E. Quinn of $32,350, consisted of $25,000 in cash (approximately 7% of her base salary) and a $7,350 401(k) contribution.  The $16,642 bonus approved for Robert A. Olivarez consisted of $12,500 in cash  (approximately 9% of his base salary) and a $4,142 401(k) contribution, which represented 3% of Mr. Olivarez’ gross W-2 earnings for calendar year 2010.

Conclusion

Although we have adopted from time to time in the past, and may again in the future adopt, a formal bonus plan involving certain pre-established goals, we did not adopt such a plan for our executives in fiscal years 2010, 2009 and 2008.  Our policy is not to disclose target levels with respect to specific quantitative or qualitative performance-related factors or factors considered to involve confidential business information, because their disclosure would have an adverse effect on us.  The adverse effect would stem from competitive harm that would occur if we were to disclose confidential trade secrets or confidential commercial or financial information or specific customer-related targets and objectives.

Attracting and retaining talented and motivated management and employees is essential in creating long-term stockholder value. Offering a competitive, performance-based compensation program helps to achieve this objective by aligning the interests of executive officers and other key employees with those of stockholders.  We believe that our fiscal year 2010 compensation program met this objective.

Summary Compensation Table

The following table sets forth for fiscal years 2010, 2009 and 2008 compensation awarded or paid to Mr. James Rudis, our Chairman, Chief Executive Officer and President, Ms. Tracy E. Quinn, our Interim Chief Financial Officer, Mr. Robert A. Olivarez, our Vice President-Finance and Secretary and Mr. Richard A. Horvath, our former Senior Vice President and Secretary, for services rendered to us.  Messrs. Rudis, Olivarez and Horvath and Ms. Quinn are also referred to as “named executive officers.”  Other than as indicated in the table below, none of our executive officers received total compensation in excess of $100,000 for fiscal year 2010.

Name and Principal Positions	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)

James Rudis,	2010	$439,849	$194,350	$232,715	(1)	$866,914
Chairman, President and	2009	371,178	177,850	227,407		776,435
Chief Executive Officer	2008	352,075	251,900	196,117		800,092

Tracy E. Quinn,	2010	354,462	32,350	72,054	(2)	458,866
Interim Chief Financial	2009	360,000	57,350	80,253		497,603
Officer	2008	358,269	6,900	120,290		485,459

Robert A. Olivarez,	2010	134,808	16,642	—		151,450
Vice President-Finance
and Secretary

Richard A. Horvath, (3)	2010	110,663	—	—		110,663
Senior Vice President	2009	157,200	29,716	—		186,916
and Secretary	2008	149,886	25,552	—		175,438

(1)	Mr. Rudis received certain perquisites and other personal benefits in fiscal year 2010, which consist of the following:
a.	Premium paid of $17,966 for term life insurance for the benefit of Mr. Rudis’ spouse; and
b.
Mr. Rudis maintains offices in both Vernon, California and New York. $214,749 represents perquisites or other benefits relating to payment of or reimbursement for commuting expenses between New York and California, including $168,369 for airfare, $29,610 for lodging and $16,770 for transportation, meals and other miscellaneous expenses.

(2)	Ms. Quinn received certain perquisites and other personal benefits in fiscal year 2010, which consist of the following:

Ms. Quinn maintains her principal residence in Pennsylvania.  $72,054 represents perquisites or other benefits relating to payment of or reimbursement for commuting expenses between Pennsylvania and California, including $50,473 for airfare, $19,806 for lodging and $1,775 for transportation, meals and other miscellaneous expenses.

(3)	Mr. Horvath retired from the Company in April 2010.

Executive Employment Agreements and Arrangements

James Rudis

Mr. Rudis’ previous employment agreement expired on December 31, 2009.  On February 18, 2010, our board of directors approved a new employment agreement for Mr. Rudis.  The new agreement became effective on January 1, 2010 and will expire on December 31, 2011.  After the initial term, the relationship will be at-will and may be terminated by us at any time or by Mr. Rudis upon at least 60 days’ written notice.  Upon termination, Mr. Rudis would be entitled to receive accrued and unpaid base salary, unreimbursed business expenses and accrued but unused vacation and unused sick pay.

Mr. Rudis’ base salary, as of September 26, 2010, was $450,000 per year and we will review his compensation annually and increase it in a percentage not less than that of the annual increase in the cost of living.  The employment agreement contains a covenant by Mr. Rudis not to compete with us during the term of his employment and for a period of one year thereafter.  We have agreed to provide at our expense a $1.0 million life insurance policy on Mr. Rudis’ life, payable to a beneficiary of his choice, and to pay to him up to $800 per month for an automobile lease and to reimburse him for all operating expenses relating to the leased automobile.  In addition, if Mr. Rudis chooses not to participate in our existing group medical insurance plan, we have agreed to reimburse him for health insurance premiums he pays through the term of the employment agreement and any extensions for him and his immediate family, up to the amounts he paid for such coverage immediately prior to the effective date of the employment agreement.  Mr. Rudis is entitled to four weeks vacation time annually and we have agreed to cash out and pay Mr. Rudis for the portion of any vacation time not used by the end of the calendar year in which it was earned or at such a later date as may be specified by Mr. Rudis.

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

The employment agreement also provides that if Mr. Rudis is terminated by reason of his death or disability, he or his estate is entitled to receive:

•	any accrued, unpaid base salary payable in effect on the date of termination

•	any unreimbursed business expenses outstanding as of the date of termination; and

•	any accrued but unused vacation pay as of the date of termination.

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

Mr. Rudis was awarded a signing bonus of $50,000 in consideration of his execution of the agreement and is eligible to receive annual bonuses during the employment period as determined in the sole and absolute discretion of the Compensation Committee.

In addition, Mr. Rudis maintains offices in both Vernon, California and New York.  As of September 26, 2010 we paid $214,749 in perquisites or other benefits relating to payment of or reimbursement for commuting expenses between New York and California.  This includes $168,369 for airfare, $29,610 for lodging and $16,770 for transportation, meals and other miscellaneous expenses.

Tracy E. Quinm

    Ms. Quinn’s employment arrangement commenced on September 10, 2007.  The initial term of Ms. Quinn’s employment was for 90 days, but is reviewable by us every 30 days, and terminable at-will by either party.   Ms. Quinn receives a monthly base salary of $30,000.  In addition, we have agreed to pay or reimburse Ms. Quinn for all reasonable travel expenses from the Pittsburgh, Pennsylvania area to southern California and all reasonable living expenses while she is conducting business on our behalf in southern California.  As of September 26, 2010, we paid  $72,054 in perquisites or other benefits relating to payment of or reimbursement for commuting expenses between Pennsylvania and California, including $50,473 for airfare, $19,806 for lodging and $1,775 for transportation, meals and other miscellaneous expenses.

Robert A. Olivarez

Mr. Olivarez receives an annual base salary of $140,000.  Our board of directors determines Mr. Olivarez’ discretionary bonus based on performance and his contributions to our success.

Richard A. Horvath

        Mr. Horvath received an annual base salary of $150,000 and an automobile allowance of $600 per month until his retirement in April 2010.  Since Mr. Horvath retired prior to the end of fiscal year 2010, he was not eligible for a bonus.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding the number of shares of common stock underlying options held by the named executive officers at September 26, 2010.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

James Rudis	300,000	-	$1.60	(1)
	69,136	-	1.47	(2)
	10,288	-	1.50	(2)
	10,288	-	2.00	(2)
	10,288	-	2.50	(2)

Tracy E. Quinn	-	-	-	-

Robert A. Olivarez	-	-	-	-

Richard A. Horvath	20,000	-	$1.60	(1)
	7,000	-	1.47	(2)
___________
(1)	Option expiration date is September 30, 2012.

(2)	Option expiration date is February 1, 2015.

Potential Payments Upon Termination or Change in Control

Executive Employment Agreements and Arrangements.  We have entered into agreements with our named executive officers that provide certain benefits upon the termination of their employment under certain prescribed circumstances.  Those agreements are described above under   “ Executive Employment Agreements and Arrangements.”

Calculation of Potential Payments upon Termination or Change of Control. In accordance with the rules of the Commission, the following table presents our estimate of the benefits payable to the named executive officers under their employment agreements or arrangements assuming that their service to us terminated on September 24, 2010, the last business day of fiscal year 2010, under the following circumstances:  (A) a change in control occurred, as defined under Mr. Rudis’ employment agreement; (B) a qualifying termination occurred, which is a termination by Mr. Rudis for “good reason” or by us without “cause” under his employment agreement; or (C) a non-qualifying termination occurred, which is a voluntary resignation by Mr. Rudis for other than “good reason,” by us for “cause,” as defined under Mr. Rudis’ employment agreement, or by us prior to renewal as provided in the executive employment agreements or by us upon Mr. Rudis’ death or disability, or any termination of Ms. Quinn or Mr. Olivarez.

Name	Trigger	Salary and Bonus		Continuation of Benefits		Total Value (5)

James Rudis	Change in Control	$300,000	(1)	$-		$300,000
	Qualifying Termination	908,129	(2)	30,961	(3)	939,090
	Non-Qualifying Termination	174,933	(4)	-		174,933

Tracy E. Quinn	Change in Control	-		-		-
	Qualifying Termination	-		-		-
	Non-Qualifying Termination	22,722	(4)	-		22,722	(4)

Robert A. Olivarez	Change in Control	-		-		-
	Qualifying Termination	-		-		-
	Non-Qualifying Termination	4,366	(4)	-		4,366	(4)
____________

(1)	Pursuant to Mr. Rudis’ employment agreement, Mr. Rudis is entitled to a $300,000 lump sum change in control payment.

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

Mr. Rudis was compensated as a full-time employee and officer and received no additional compensation for service as a board member during fiscal year 2010.  Information regarding the compensation awarded to Mr. Rudis is included in the “Summary Compensation Table” above.

Director Compensation Table

The following table summarizes the compensation of our directors for the year ended September 26, 2010:
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

(2)	There were no stock options awarded during fiscal 2010. Outstanding options held by each director as of September 26, 2010 are as follows:
•	Geoffrey A. Gerard – 27,000 options, which are fully vested.
•	Alexander Auerbach – 25,000 options, which are fully vested.
•	Alexander Rodetis, Jr. – 25,000 options, which are fully vested.

(3)
Mr. Auerbach’s firm, Alexander Auerbach & Co. Inc., also provides us with public relations and marketing services, for which we paid $47,000 with respect to fiscal year 2010.  See “Certain Relationships and Related Transactions, and Director Independence” in Item 13 of this report.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2010, the compensation committee was composed of Messrs. Auerbach and Gerard, with Mr. Auerbach serving as the committee chairman.  No director who was a member of the compensation committee during fiscal year 2010 was an officer or employee of Overhill Farms, Inc. during fiscal year 2010, was formerly an officer of Overhill Farms, Inc., or had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K under the Securities Act of 1933, as amended, except that as disclosed in Item 13 of this report, Mr. Auerbach is a stockholder, director and officer of a company that provided us with public relations and marketing services in exchange for fees that constituted more than 5%, or approximately $47,000, for our fiscal year 2010, of that company’s gross revenues for its fiscal year ended January 31, 2010.

During fiscal year 2010, none of our executive officers served as a member of a compensation committee of another entity (or other board committee of such company performing similar functions or, in the absence of any such committee, the entire board of directors of such corporation), one of whose executive officers serves on our compensation committee.  During 2010, none of our executive officers served as a director of another entity, one of whose executive officers served on our compensation committee.  During fiscal year 2010, none of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served as a director of our company.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management, and based on that review and discussion, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K for the fiscal year ended September 26, 2010.

Respectfully submitted,
Compensation Committee
Alexander Auerbach, Chairman
Geoffrey A. Gerard

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 8, 2010, a total of 15,823,271 shares of our common stock were outstanding.  The following table sets forth certain information as of that date regarding the beneficial ownership of our common stock by:

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Hotchkis and Wiley Capital Management, LLC	2,624,352	(1)	16.6%
Lord Abbett & Co. LLC	2,507,575	(2)	15.8%
Harold Estes	1,111,565	(3)	7.0%
James Rudis	605,550	(4)	3.7%
Geoffrey A. Gerard	36,500	(5)	*
Alexander Auerbach	35,000	(6)	*
Richard A. Horvath	27,000	(7)	*
Alexander Rodetis, Jr.	26,700	(8)	*
Tracy E. Quinn	-		-
Robert A. Olivarez	-		-
All directors and executive officers as a group (8 persons)	1,842,315	(9)	11.3%

*	Less than 1.0%.

(1)
Based upon Schedule 13F-HR filed with the Commission for September 30, 2010. On behalf of its investment advisory clients, the holder has sole voting power over 1,286,400 shares and sole dispositive power over 2,624,352 shares.  The address for the holder is 725 S. Figueroa Street 39th Floor, Los Angeles, California 90017.

(2)
Based upon Schedule 13F-HR filed with the Commission for September 30, 2010.  On behalf of its investment advisory clients, the holder has sole voting power over 2,081,061 shares and sole dispositive power over 2,507,575 shares.  The address for the holder is 90 Hudson Street, Jersey City, New Jersey 07302.

(3)	Mr. Estes’ address is 6004 South US Highway 59, Lufkin, Texas 75901.

(4)	Includes 400,000 shares of common stock underlying options.

(5)	Includes 27,000 shares of common stock underlying options.

(6)	Includes 25,000 shares of common stock underlying options.

(7)	Includes 27,000 shares of common stock underlying options.

(8)	Includes 25,000 shares of common stock underlying options.

(9)	Includes 504,000 shares of common stock underlying options.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of September 26, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and right		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	521,000	(1)	$1.61	139,000	(2)

Equity compensation plans not approved by security holders	-		-	-

Total	521,000		$1.61	139,000
_______

(1)	Represents shares of common stock underlying options granted under our Amended and Restated 2002 Employee Stock Option Plan and Amended and Restated 2005 Stock Plan.

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

In February 2004, we engaged Alexander Auerbach & Co., Inc. (“AAPR”) to provide us with public relations and marketing services.  AAPR provides public relations, media relations and communications marketing services to support our sales activities.  Alexander Auerbach, who is one of our directors, is a stockholder, director and officer of AAPR.  We paid to AAPR $47,000 for services rendered under this engagement during fiscal year 2010.  These fees totaled more than 5% of AAPR’s gross revenues for its fiscal year ended January 31, 2010.

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

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements for fiscal years 2010 and 2009.

	2010	2009
Audit Fees	$430,000	$430,000
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--

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

(a)      The following financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets — September 26, 2010 and September 27, 2009

Statements of Income — Years Ended September 26, 2010, September 27, 2009 and September 28, 2008

Statements of Stockholders’ Equity — Years Ended September 26, 2010, September 27, 2009 and September 28, 2008

Statements of Cash Flows — Years Ended September 26, 2010, September 27, 2009 and September 28, 2008

Notes to Financial Statements

(b)      The following exhibits are attached to or incorporated by reference herein:

Exhibit Number	Exhibit Title

3.1(2)	Second Amended and Restated Articles of Incorporation of Overhill Farms, Inc. filed on June 1, 2009 with the Nevada Secretary of State (Exhibit 3.1)

3.2(12)	Second Amended and Restated Bylaws of Overhill Farms, Inc., adopted effective as of April 2, 2009 (Exhibit 3.1)

4.1 (1)	Form of the specimen common stock certificate of Overhill Farms, Inc. (Exhibit 4.1)

10.1 (11)
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

10.4 (3)	Standard Industrial/Commercial Single-Tenant Lease – Net dated January 1, 2002 by and between Vernon Associates, LLC and Overhill Farms, Inc. regarding premises located at 2727 E. Vernon Avenue, Vernon, California (Exhibit 10.88)

10.5 (3)	Addendum to Standard Industrial/Commercial Single-Tenant Lease – Net regarding premises located at 2727 E. Vernon Avenue, Vernon, California (Exhibit 10.89)

10.6 (4)	Consulting Agreement dated February 18, 2004 between Overhill Farms, Inc. and Alexander Auerbach & Co., Inc. (Exhibit 10.1)

10.7 # (11)	Amended and Restated 2002 Employee Stock Option Plan of Overhill Farms, Inc. (Exhibit 10.8)

10.8 # (11)	Amended and Restated 2005 Stock Plan of Overhill Farms, Inc. (Exhibit 10.9)

10.9 # (5)	Form of Restricted Stock Purchase Agreement Under 2005 Stock Plan (Exhibit 10.3)

10.10 # (6)	Form of Stock Option Agreement Under 2005 Stock Plan (Exhibit 10.2)

10.11 # (10)	Form of Stock Option Agreement Under 2002 Employee Stock Option Plan (Exhibit 4.7)

10.12 (7)	Credit Agreement, dated September 24, 2010, between Overhill Farms, Inc. and Bank of America, N.A. (Exhibit 10.1)

10.13 (8)	Summary of Director Compensation (Exhibit 10.22)

10.14 # (9)	Description of Employment Arrangement between Overhill Farms, Inc. and Tracy E. Quinn

10.15 # (13)	Employment Agreement, entered into as of February 18, 2010 between Overhill Farms, Inc., and James Rudis (Exhibit 10.1)

10.16 # **	Description of Employment Arrangement between Overhill Farms, Inc. and Robert A. Olivarez

23**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2**	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________________

**    Filed herewith
#      Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Registration Statement on Form 10 (File No. 1-16699).
(2)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2009.
(3)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.
(4)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for September 17, 2004.
(5)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for February 1, 2005.
(6)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for February 24, 2005.
(7)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for September 30, 2010.
(8)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.
(9)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

(10)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Registration Statement on Form S-8 (Registration No. 333-127022).
(11)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2008.
(12)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for April 9, 2009.
(13)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for February 18, 2010.

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
Date: December 9, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Rudis	Chairman of the Board of Directors, President and Chief	December 9, 2010
James Rudis	Executive Officer (principal executive officer)

/s/ Tracy E. Quinn	Interim Chief Financial Officer (principal financial and	December 9, 2010
Tracy E. Quinn	accounting officer)

/s/ Alexander Auerbach	Director	December 9, 2010
Alexander Auerbach

/s/ Harold Estes	Director	December 9, 2010
Harold Estes

/s/ Geoffrey A. Gerard	Director	December 9, 2010
Geoffrey A. Gerard

/s/ Alexander Rodetis, Jr.	Director	December 9, 2010
Alexander Rodetis, Jr.

OVERHILL FARMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Overhill Farms, Inc.

We have audited the accompanying balance sheets of Overhill Farms, Inc. as of September 26, 2010 and September 27, 2009, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 26, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Overhill Farms, Inc. at September 26, 2010 and September 27, 2009, and the results of its operations and its cash flows for each of the three years in the period ended September 26, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Los Angeles, California
December 9, 2010

OVERHILL FARMS, INC.

BALANCE SHEETS

Assets

	September 26, 2010	September 27, 2009

Current assets:
Cash	$5,967,741	$5,430,295
Accounts receivable, net of allowance for doubtful accounts of zero and $15,000 in 2010 and 2009, respectively	14,121,600	17,854,041
Inventories	13,059,063	15,263,224
Prepaid expenses and other	1,611,049	1,859,173
Deferred income taxes	1,073,897	1,122,211
Total current assets	35,833,350	41,528,944

Property and equipment, at cost:
Fixtures and equipment	25,041,914	24,593,878
Leasehold improvements	12,528,025	11,394,840
Automotive equipment	92,886	44,607
	37,662,825	36,033,325
Less accumulated depreciation and amortization	(22,524,036)	(19,196,429)
Total property and equipment	15,138,789	16,836,896

Other non-current assets:
Goodwill	12,188,435	12,188,435
Deferred financing costs, net of accumulated amortization of $379,000 and $419,000 in 2010 and 2009, respectively	235,484	166,620
Other	2,381,261	2,916,475
Total other non-current assets	14,805,180	15,271,530

Total assets	$65,777,319	$73,637,370

The accompanying notes are an integral
part of these financial statements.

OVERHILL FARMS, INC.

BALANCE SHEETS (continued)

Liabilities and Stockholders’ Equity

	September 26, 2010	September 27, 2009

Current liabilities:
Accounts payable	$8,203,803	$9,338,604
Accrued liabilities	3,248,436	3,272,770
Current maturities of long-term debt	-	5,271,441
Total current liabilities	11,452,239	17,882,815

Long-term accrued liabilities	536,730	466,987
Deferred tax liabilities	1,519,463	1,899,658
Long-term debt, less current maturities, net of unamortized debt discount of zero and $535,000 in 2010 and 2009, respectively	13,197,647	21,891,204
Total liabilities	26,706,079	42,140,664

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 50,000,000 shares, 4.43 designated as Series A Convertible Preferred Stock, 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 15,823,271 shares in 2010 and 2009.	158,233	158,233
Additional paid-in capital	11,558,479	11,558,479
Retained earnings	27,354,528	19,779,994
Total stockholders’ equity	39,071,240	31,496,706

Total liabilities and stockholders’ equity	$65,777,319	$73,637,370

The accompanying notes are an integral
part of these financial statements.

OVERHILL FARMS, INC.

STATEMENTS OF INCOME

	For the Years Ended
	September 26, 2010 (52 weeks)	September 27, 2009 (52 weeks)	September 28, 2008 (52 weeks)

Net revenues	$194,481,635	$209,877,039	$238,780,014
Cost of sales	170,825,958	184,326,050	209,516,642
Gross profit	23,655,677	25,550,989	29,263,372

Selling, general and administrative expenses	9,730,674	9,971,692	8,647,533

Operating income	13,925,003	15,579,297	20,615,839

Interest expense:
Interest expense	(958,973)	(1,873,574)	(3,300,041)
Amortization of debt discount and deferred financing costs	(404,076)	(406,016)	(406,016)
Debt extinguishment cost	(300,808)	-	-
Total interest expense	(1,663,857)	(2,279,590)	(3,706,057)

Other (expense) income	(3,991)	-	42,964

Income before income taxes	12,257,155	13,299,707	16,952,746

Income taxes	4,682,621	4,998,495	6,631,442

Net income	$7,574,534	$8,301,212	$10,321,304

Net income per share – basic	$0.48	$0.52	$0.66

Weighted-average shares outstanding – basic	15,823,271	15,823,271	15,747,434

Net income per share – diluted	$0.47	$0.52	$0.65

Weighted-average shares outstanding – diluted	16,049,587	16,028,698	15,992,467

The accompanying notes are an integral
part of these financial statements.

OVERHILL FARMS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total

Balance, September 30, 2007	-	$-	15,620,271	$156,203	$11,116,989	$1,157,478	$(11,644)	$12,419,026

Exercise of stock options	-	-	203,000	2,030	292,249	-	-	294,279
Tax deduction from option exercises	-	-	-	-	149,241	-	-	149,241
Comprehensive income:
Net income	-	-	-	-	-	10,321,304	-	10,321,304
Unrealized loss on marketable securities	-	-	-	-	-	-	11,644	11,644
Total comprehensive income								10,332,948

Balance, September 28, 2008	-	-	15,823,271	158,233	11,558,479	11,478,782	-	23,195,494

Comprehensive income:
Net income	-	-	-	-	-	8,301,212	-	8,301,212
Total comprehensive income								8,301,212

Balance, September 27, 2009	-	-	15,823,271	158,233	11,558,479	19,779,994	-	31,496,706

Comprehensive income:
Net income	-	-	-	-	-	7,574,534	-	7,574,534
Total comprehensive income								7,574,534

Balance, September 26, 2010	-	$-	15,823,271	$158,233	$11,558,479	$27,354,528	$-	$39,071,240

The accompanying notes are an integral
part of these financial statements.

OVERHILL FARMS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 26, 2010 (52 weeks)	September 27, 2009 (52 weeks)	September 28, 2008 (52 weeks)

Operating Activities:
Net income	$7,574,534	$8,301,212	$10,321,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,999,687	3,455,560	3,138,269
Amortization of debt discount and deferred financing costs	404,076	406,016	406,016
Debt extinguishment cost	300,808	-	-
Loss (gain) on asset disposals	3,973	(56,582)	66,351
(Recovery) loss on recalled products	(525,000)	-	885,540
(Recovery) provision of doubtful accounts	(15,000)	15,000	(18,202)
Deferred income tax (benefit) provision	(331,881)	270,503	(44,267)
Loss on sale of marketable securities	-	-	8,325
Changes in:
Accounts receivable	4,272,441	2,384,592	37,989
Inventories	2,204,161	2,030,852	717,742
Prepaid expenses and other	375,595	(323,192)	(1,245,243)
Accounts payable	(1,134,801)	(1,839,082)	(3,827,708)
Accrued liabilities	(191,490)	71,222	219,890
Net cash provided by operating activities	16,937,103	14,716,101	10,666,006

Investing Activities:
Additions to property and equipment	(1,828,703)	(2,053,413)	(1,359,090)
Proceeds from sale of property and equipment	637	61,980	-
Sale of marketable securities	-	-	53,976
Acquisition of wastewater capacity units	-	(1,060,741)	-
Net cash used in investing activities	(1,828,066)	(3,052,174)	(1,305,114)

The accompanying notes are an integral
part of these financial statements.

OVERHILL FARMS, INC.

STATEMENTS OF CASH FLOWS (continued)

	For the Years Ended
	September 26, 2010 (52 weeks)	September 27, 2009 (52 weeks)	September 28, 2008 (52 weeks)

Financing Activities:
Borrowings under previous credit facility	-	-	1,000,000
Borrowings under new credit facility	13,197,647	-	-
Principal payments on equipment loans	(422,831)	(227,052)	(210,695)
Principal payments on previous credit facility	(27,275,028)	(12,364,734)	(5,000,000)
Principal payments on capital lease obligation	-	(279,422)	(282,009)
Cash paid in association with previous financing arrangements	(71,379)	-	-
Exercise of stock options, including tax benefit	-	-	443,520
Net cash used in financing activities	(14,571,591)	(12,871,208)	(4,049,184)

Net increase (decrease) in cash	537,446	(1,207,281)	5,311,708
Cash at beginning of year	5,430,295	6,637,576	1,325,868
Cash at end of year	$5,967,741	$5,430,295	$6,637,576

Supplemental Schedule of Cash Flow Information:
Cash paid during the year for:
Interest	$1,060,037	$1,997,961	$3,097,552
Income taxes	$4,803,946	$5,075,000	$6,869,000

The accompanying notes are an integral
part of these financial statements.

OVERHILL FARMS, INC.

NOTES TO FINANCIAL STATEMENTS

September 26, 2010

1.	COMPANY AND ORGANIZATIONAL MATTERS

Nature of Business

Overhill Farms, Inc. (the “Company” or “Overhill Farms”) is a value-added manufacturer of high quality, prepared frozen food products for branded retail, private label, foodservice and airline customers.  The Company’s product line includes entrées, plated meals, bulk-packed meal components, pastas, soups, sauces, poultry, meat and fish specialties, and organic and vegetarian offerings.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company utilizes a 52- to 53- week accounting period, which ends on the last Sunday of September in each fiscal year if September 30 does not fall on a Saturday, or October 1 if September 30 falls on a Saturday.  The fiscal years ended September 26, 2010, September 27, 2009 and September 28, 2008 were 52-week periods.

Deferred Financing Costs and Debt Discount

Debt financing costs are deferred and amortized as additional interest expense over the term of the related debt.  Amortization of these costs totaled $404,000, $406,000 and $406,000 for the fiscal years ended September 26, 2010, September 27, 2009 and September 28, 2008, respectively.   On September 24, 2010, the unamortized portions of the deferred financing costs ($18,000) and debt discount ($211,000) associated with the Guggenheim Corporate Funding, LLC (“GCF”) credit facility was written off in connection with the termination of the GCF facility.

Financial Instruments

The fair value of financial instruments is determined by reference to market data and by other valuation techniques as appropriate.  The Company believes the carrying value of the debt approximates fair value at both September 26, 2010 and September 27, 2009, as the debt bears interest at variable rates based on prevailing market conditions.  The fair values of other financial instruments approximate their recorded values due to their short-term nature.

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

Inventory write-offs were $487,000, $720,000 and $1.4 million for fiscal years 2010, 2009 and 2008 respectively.

The Company classifies costs related to shipping as cost of sales in the accompanying statements of income.

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from three to ten years.  Leasehold improvements to the Company’s Plant No.1 in Vernon, California are amortized over the lesser of the initial lease term plus one lease extension period, initially totaling 15 years, or the estimated useful life of the assets.  Other leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets.  Depreciation is generally computed using the straight-line method.  Depreciation expense was $3.5 million, $3.2 million and $3.0 million for fiscal years 2010, 2009 and 2008, respectively.

Expenditures for maintenance and repairs are charged to expense as incurred.  The cost of materials purchased and labor expended in betterments and major renewals are capitalized.  The fixtures and equipment balances included $1.4 million and $2.3 million of construction in process at September 26, 2010 and September 27, 2009, respectively.  Costs and related accumulated depreciation of properties sold or otherwise retired are eliminated from the accounts, and gains or losses on disposals are included in operating income.

Licensing Fee

During fiscal year 2008, the Company entered into a five-year licensing agreement (with two renewable five-year terms) with Better Living Brands tm Alliance (“Alliance”) for the exclusive right to produce and sell frozen entrées under the Eating Right tm and O Organics tm brands.  The Company agreed to pay a one-time $1.25 million licensing fee that it is amortizing over five years.  For fiscal years 2010, 2009 and 2008, amortization expense related to the licensing fee was $261,000, $226,000 and $84,000 respectively.  In addition, the Company made royalty fee prepayments of $125,000 each in May 2008 and in October 2008 that will be applied as a credit against future earned royalties.

Goodwill

Goodwill is evaluated at least annually for impairment.  The Company has one reporting unit and estimates fair value based upon a variety of factors, including discounted cash flow analysis, market capitalization and other market-based information.  The Company performed its evaluation of goodwill for impairment as of September 26, 2010, which indicated that goodwill was not impaired.

Stock Options

The Company measures the cost of all employee stock-based compensation awards based on the grant date fair value of those awards using a Black-Scholes model and records that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). No options were granted during fiscal years 2010, 2009 or 2008.  Therefore, there was no impact on the income statement or cash flow statement as a result of stock-based compensation for any of these periods.

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

The Company classifies customer rebate costs and slotting fees as a reduction in net revenues.  Fiscal year 2009 was the first year that the Company incurred slotting fees which were directly related to sales under the Alliance.    Customer rebate costs and slotting fees were $650,000, $650,000 and $43,000 for fiscal years 2010, 2009 and 2008, respectively.

Income Taxes

Deferred income taxes are recorded using the liability method, reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company adopted the provisions of FASB guidance on accounting for uncertainty of income taxes on October 1, 2007.  The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with the standard on accounting for income taxes.  This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of the implementation of the guidance, the Company recorded no increase in the liability for unrecognized tax benefits, and the balance of unrecognized tax benefits was zero at September 26, 2010 and September 27, 2009.

The Company has also adopted the accounting policy that interest and penalties recognized are classified as part of income taxes.  No interest and penalties were recognized in the statement of income for fiscal years 2010, 2009 and 2008.

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

In February 2004, the Company engaged Alexander Auerbach & Co., Inc. (“AAPR”) to provide the Company with public relations and marketing services.  AAPR provides public relations, media relations and communications marketing services to support the Company’s sales activities.  Alexander Auerbach, who is a director and stockholder of the Company, is a stockholder, director and officer of AAPR.  The Company paid to AAPR $47,000, $51,000 and $41,000 for services rendered under this engagement during fiscal year 2010, 2009 and 2008, respectively.  These fees totaled more than 5% of AAPR’s gross revenues for its fiscal years ended January 31, 2010, 2009 and 2008, respectively.

4.	INVENTORIES

Inventories are summarized as follows:

	September 26, 2010	September 27, 2009
Raw ingredients	$5,223,444	$6,677,662
Finished product	6,225,935	6,658,263
Packaging	1,609,684	1,927,299
	$13,059,063	$15,263,224

5.	LONG-TERM DEBT

Long-term debt of the Company is summarized as follows:

	September 26, 2010	September 27, 2009

Bank of America Revolver	$13,197,647	$-
Tranche A Term Loans payable to GCF	-	14,425,028
Tranche B Term Loans payable to GCF	-	12,850,000
Equipment loans	-	422,830
	13,197,647	27,697,858

Less current maturities	-	(5,271,441)
Less debt discount	-	(535,213)
	$13,197,647	$21,891,204

The Company executed a senior secured credit agreement with Bank of America on September 24, 2010.  The facility is structured as a $30 million three-year senior secured revolving credit facility, secured by a first priority lien on substantially all the Company’s assets.  The Company made an initial loan drawdown of $13.2 million, which was used to pay off the prior credit facility.  Under the Bank of America facility the Company has the ability to increase the aggregate amount of the financing by $20 million under certain conditions.

The Bank of America facility bears annual interest at the British Bankers Association LIBOR Rate, or LIBOR, plus an applicable margin (listed below). The Margin is initially 1.75% and beginning no later than December 25, 2010, and adjusted quarterly thereafter, shall be calculated as follows:

Ratio of aggregate outstanding funded commitments under the facility (including letter of credit obligations) to EBITDA for the preceding four quarters	Applicable Margin

Greater than or equal to 1.50:1	2.00%

Greater than or equal to 0.50:1 but less than 1.50:1	1.75%

Less than 0.50:1	1.50%

At September 26, 2010, there was $13.2 million outstanding under the Bank of America facility with an applicable interest rate of 2.01%.  In addition, the Company will pay an unused fee equal to 0.25% per annum.  Initial proceeds from the Bank of America facility, received September 24, 2010, were used to repay approximately $13.2 million in existing debt in connection with the termination of the Company’s former financing arrangements.  The Company recorded a pretax charge of approximately $301,000 in connection with the termination of the former financing arrangements in the fourth quarter of fiscal year 2010.   As of September 26, 2010, the Company had $16.8 million available to borrow under the new credit facility.

The Bank of America facility contains covenants whereby, among other things, the Company is required to maintain compliance with agreed levels of fixed charge coverage and total leverage.  The facility also contains customary restrictions on incurring indebtedness and liens, making investments and paying dividends.

As of September 26, 2010, the Company was in compliance with the covenant requirements of the agreement with Bank of America.  The Company believes it is probable that it will remain in compliance with all of those covenant requirements for the foreseeable future.  However, if the Company fails to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under its financing arrangements could result and interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect its financial condition, results of operations and cash flows.

        For fiscal year 2010, the Company incurred $959,000 in interest expense, excluding amortization of deferred financing costs.  For fiscal year 2009, the Company incurred $1.9 million in interest expense, excluding amortization of deferred financing costs.  For fiscal year 2008, the Company incurred $3.3 million in interest expense, excluding amortization of deferred financing costs, net of $43,000 in capitalized interest.  During fiscal year 2010, the outstanding balance of the previous credit facility was reduced by mandatory and voluntary principal payments on the Tranche A Term Loan of $2.6 million and $6.5 million, respectively.  In addition, the Company also made a voluntary principal payment on the Tranche B Term Loan of $5.0 million during the first quarter of fiscal year 2010.

The Company previously executed a senior secured credit agreement with GCF on April 17, 2006.  Under the credit agreement, GCF acted as collateral agent, administrative agent, arranger and syndication agent in connection with loans made by various lenders, including affiliates of GCF.  The facility was originally structured as a $7.5 million non-amortizing revolving loan, a $25.0 million amortizing Tranche A Term Loan and a $15.0 million non-amortizing Tranche B Term Loan.  On March 9, 2007, the Company executed a second amendment to the senior secured credit agreement allowing for $7.0 million of additional capital expenditures to facilitate new business by increasing plant capacity and improving line efficiency, to be funded by increases of $3.5 million in each of the Tranche A and Tranche B Term Loans.  As of September 27, 2009, the facility was structured as a $7.5 million non-amortizing revolving loan, a $26.5 million amortizing Tranche A Term Loan and a $15.7 million non-amortizing Tranche B Term Loan.  At September 27, 2009, interest rates on the Tranche A Term Loans and Tranche B Term Loans were 3.5% and 6.0%, respectively.  The GCF facility was paid off on September 24, 2010 with the initial proceeds from the Bank of America facility.

The Company entered into the following amortizing loans with Key Bank to finance the purchase of machinery used for manufacturing processes: a 5-year loan in the principal amount of $324,000 at a fixed interest rate of 7.5% on September 21, 2006, a 5-year loan in the principal amount of $216,617 at a fixed interest rate of 7.5% on November 27, 2006 and a 4-year loan in the principal amount of $476,043 at a fixed interest rate of 7.5% on January 9, 2007.  On February 4, 2010, the Company repaid the balance of all three equipment loans.

The Company amended their existing operating lease agreements related to certain manufacturing equipment with General Electric Capital Corporation on October 2, 2006. The amended lease resulted in a three-year capital lease in the principal amount of $842,168 at a fixed interest rate of 8.15%, with a $1 bargain purchase option at the expiration of the lease. The assets acquired under this capital lease have an acquisition cost of $911,647.  On September 2, 2009, the Company purchased the manufacturing equipment from General Electric Capital Corporation.   As of September 26, 2010 the net book value of the assets was $212,000.

Mandatory payments on the Company’s long-term debt as of September 26, 2010 were as follows:

2011	$-
2012	-
2013	13,197,647
Total payments	$13,197,647

6.	STOCKHOLDERS' EQUITY

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

A summary of the Company’s stock option activity and related information follows:

	For the Fiscal Years Ended
	September 26, 2010		September 27, 2009		September 28, 2008
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	521,000	$1.61	521,000	$1.61	749,000	$1.56
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	203,000	$1.45
Canceled	-	-	-	-	25,000	$1.63
Outstanding at end of year	521,000	$1.61	521,000	$1.61	521,000	$1.61
Exercisable at end of year	521,000	$1.61	521,000	$1.61	521,000	$1.61

Exercise prices for the 521,000 options outstanding as of September 26, 2010 ranged from $1.47 to $2.50.  The weighted-average remaining contractual life of those options is 2.9 years.  The following table summarizes information about stock options outstanding as of September 26, 2010:

	Options Outstanding				Options Exercisable
	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted -Average Exercise Price	Aggregate Intrinsic Value(1)	Number Exercisable	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1)
$2.50	18,004	4.4	$2.50	$40,329	18,004	$2.50	$40,329
$2.00	18,004	4.4	$2.00	$49,331	18,004	$2.00	$49,331
$1.60	322,000	2	$1.60	$1,011,080	322,000	$1.60	$1,011,080
$1.50	18,004	4.4	$1.50	$58,333	18,004	$1.50	$58,333
$1.47	144,988	4.4	$1.47	$474,111	144,988	$1.47	$474,111
$1.47 - $2.50	521,000	2.9	$1.61	$1,633,184	521,000	$1.61	$1,633,184
___________________
(1)	Based on the last reported sale price of the Company’s common stock of $4.74 on September 24, 2010 (the last trading day of fiscal year 2010).

7.	NET INCOME PER SHARE

The following table sets forth the calculation of income per share (“EPS”) for the periods presented:

	For the Fiscal Years Ended
	September 26, 2010	September 27, 2009	September 28, 2008

Basic EPS Computation:
Numerator:
Net income	$7,574,534	$8,301,212	$10,321,304
Denominator:
Weighted-average common shares outstanding	15,823,271	15,823,271	15,747,434
Total shares	15,823,271	15,823,271	15,747,434
Basic EPS	$0.48	$0.52	$0.66

Diluted EPS Computation:
Numerator:
Net income	$7,574,534	$8,301,212	$10,321,304
Denominator:
Weighted-average common shares outstanding	15,823,271	15,823,271	15,747,434
Incremental shares from assumed conversion of preferred stock and exercise of stock option and warrants	226,316	205,427	245,033
Total shares	16,049,587	16,028,698	15,992,467
Diluted EPS	$0.47	$0.52	$0.65

8.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 26, 2010	September 27, 2009

Compensation	$2,289,598	$2,220,694
Taxes other than income taxes	53,244	35,181
Interest	-	101,064
Other	1,442,324	1,382,818
	$3,785,166	$3,739,757

9.	INCOME TAXES

Income tax provision consisted of the following:

	For the Fiscal Years Ended
	September 26, 2010	September 27, 2009	September 28, 2008
Current:
Federal	$3,843,948	$3,515,271	$5,226,233
State	1,170,554	1,212,721	1,449,476
Total current	5,014,502	4,727,992	6,675,709

Deferred:
Federal	(257,245)	303,322	(100,270)
State	(74,636)	(32,819)	56,003
Total deferred	(331,881)	270,503	(44,267)

Total income tax provision	$4,682,621	$4,998,495	$6,631,442

The total income tax provision was 38.2%, 37.6% and 39.1% of pretax income for fiscal years 2010, 2009 and 2008, respectively.  A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:

	For the Fiscal Years Ended
	September 26, 2010	September 27, 2009	September 28, 2008

Computed tax provision at federal statutory rate (35%)	$4,290,004	$4,654,897	$5,933,461
State income tax provision, net of federal benefit	712,347	766,936	978,085
Permanent items	(220,193)	(232,879)	(305,915)
Valuation allowance change	–	–	3,808
Other	(99,537)	(190,459)	22,003
	$4,682,621	$4,998,495	$6,631,442

The deferred tax assets and deferred tax liabilities recorded on the balance sheet are as follows:

	September 26, 2010		September 27, 2009
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities

Current:
Inventory and accounts receivable	$258,411	$–	$333,359	$–
Accrued liabilities	1,045,996	–	1,015,118	–
Prepaid expenses	–	(230,510)	–	(226,265)
	1,304,407	(230,510)	1,348,477	(226,265)

Noncurrent:
Deposits and deferrals	$220,680	$–	$219,180	$–
Depreciation	627,200	–	191,490	–
Amortization	113,638	–	–	–
Goodwill	–	(2,676,969)	–	(2,477,913)
Accrued liabilities	218,696	–	190,278	–
Valuation allowance	(20,964)	–	(20,964)	–
Other	–	(1,744)	–	(1,730)
	1,159,250	(2,678,713)	579,984	(2,479,643)
Total deferred taxes net of valuation allowance	$2,463,657	$(2,909,223)	$1,928,461	$(2,705,908)

As of September 26, 2010, the Company had no net operating losses or alternative minimum tax credits available for carryforward for federal tax purposes.

10.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company enters into monthly and long-term leases.  Future minimum lease payments for all long-term operating leases, including facilities and equipment, at September 26, 2010 were as follows:

2011	$3,323,624
2012	2,504,932
2013	2,409,810
2014	1,391,474
2015 and thereafter	2,157,975
$11,787,815

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

The Company’s lease of its primary operating facility requires the premises to be restored to its original condition upon the termination of the lease.  Accordingly, the Company has recorded a liability of $537,000 and $467,000 representing the present value of the estimated restoration costs at September 26, 2010 and September 27, 2009, respectively.  The corresponding asset is being depreciated over 13 years, and the present value of the liability is being accreted over the term in order to establish a reserve at the end of the lease equal to the refurbishment costs.

Certain of the Company’s equipment leases provide for declining annual rental amounts.  Rent expense is recorded on a straight-line basis over the term of the lease.  Accordingly, deferred rent is recorded in the accompanying balance sheets in other assets as the difference between rent expense and amounts paid under the terms of the lease agreements.

Rent expense, including monthly equipment rentals, was approximately $2.8 million, $2.7 million and $2.4 million, for fiscal years 2010, 2009 and 2008, respectively.

The Company maintains an employment agreement with its Chief Executive Officer, James Rudis.  Mr. Rudis’ previous employment agreement expired on December 31, 2009.  On February 18, 2010, our board of directors approved a new employment agreement for Mr. Rudis.  The new agreement became effective on January 1, 2010 and will expire on December 31, 2011.  After the initial term, the relationship will be at-will and may be terminated by us at any time or by Mr. Rudis upon at least 60 days’ written notice. The value of the remaining compensation obligations under Mr. Rudis’ existing employment agreement as of September 26, 2010 was $628,000.

The Company’s open purchase orders for raw materials and contractual obligations to purchase raw protein in the year subsequent to September 26, 2010 totals $10.4 million.

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

Overhill Farms v. Larry (Nativo) Lopez, et al.

On June 30, 2009, the Company filed a lawsuit against Nativo Lopez and six other leaders of what the Company believes to be an unlawful campaign to force the Company to continue the employment of workers who had used invalid social security numbers to hide their illegal work status.  Among other things, the Company alleges that the defendants defamed the Company by calling our actions “racist” and unlawful. The Company has asserted claims for defamation, extortion, intentional interference with prospective economic advantage, and intentional interference with contractual relations. The Company filed the lawsuit in Orange County, California, and seeks damages and an injunction barring the defendants from continuing their conduct.

All of the named defendants tried unsuccessfully to dismiss the action.  In refusing to dismiss the case, the Court ruled on November 13, 2009, that the Company had established a probability of prevailing on the merits, and that the Company had submitted substantial evidence that the defendants’ accusations of racism were not true.  The defendants thereafter filed an appeal, which was denied by the California court of appeals.

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

The parties are engaged in the discovery phase of the case.  The Company believes it has valid defenses to the plaintiffs’ remaining claims and that the Company paid all wages due to these employees.

Marcelino Arteaga, et al. v. Overhill Farms.

On July 7, 2009, the Company received an unfair labor practice charge that had been filed with the National Labor Relations Board (“NLRB”) on June 29, 2009. The charge was filed by Marcelino Arteaga on behalf of himself and two other ex-employees, Agapita Padilla and Fernando Morales Lira.  In addition, on June 30, 2009, these three ex-employees separately submitted grievances and demanded arbitration arising out of the Company’s decision on June 26, 2009, to terminate their employment because they had publicly accused the Company of being “racist.”  On August 7, 2009, the NLRB granted the Company’s request to defer further proceedings pending the resolution of the grievance and arbitration process.

On October 7, 2010, the Arbitrator ruled in favor of the Company, upholding the Company’s decision to terminate the employment of these former employees.  The Company does not know whether the NLRB intends to proceed separately with the unfair labor practice charge.

Alma Salinas, et al. v. Overhill Farms.

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

The Company expects this case to be consolidated with the earlier-filed Agustiana case (described above) because the claims in the two actions substantially overlap each other.

The parties are engaged in the discovery phase of the case.  The Company believes it has valid defenses to the plaintiffs’ claims and that the Company paid all wages due to these employees.

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

Receivables related to Panda Restaurant Group, Inc. (through its distributors), Jenny Craig, Inc., Safeway Inc. and Pinnacle Foods Group LLC accounted for approximately 29%, 24%, 17% and 16% respectively of the Company’s total accounts receivable balance at September 26, 2010 and approximately 37%, 21%, 20% and 6% respectively, of the Company’s total accounts receivable balance at September 27, 2009.

Significant Customers

Significant customers accounted for the following percentages of the Company’s revenues:

	For the Fiscal Years Ended
	September 26, 2010	September 27, 2009	September 28, 2008

Panda Restaurant Group, Inc.	27%	22%	16%
Jenny Craig, Inc.	26%	25%	24%
Safeway Inc.	18%	17%	13%
H. J. Heinz Company	5%	12%	18%

No other customer accounted for revenues of 10% or more in the periods presented.

Concentration of Sources of Labor

The Company’s total hourly and salaried workforce consisted of approximately 768 employees at September 26, 2010.  Approximately 79% of the Company’s workforce is covered by a three-year collective bargaining agreement renewed effective March 1, 2008.

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

Employees voluntarily make contributions into the new plan.  The Company does not provide for a match to the employees’ contributions, and expenses related to the plans have not been significant.  The Company’s 2009 bonus program permitted a discretionary bonus equal to 3% of non-union employees’ gross W-2 earnings in the form of a 401(k) contribution. The total contribution under the 2009 bonus program of $335,000 was made during fiscal year 2010.  The Company’s 2010 bonus program permits a discretionary bonus equal to 3% of non-union employees’ gross W-2 earnings in the form of a 401(k) contribution to be made during fiscal year 2011.

12.	FINANCIAL INSTRUMENTS

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

The carrying amount of the Company's financial instruments, which are not marked to fair value at each reportable date and principally include trade receivables and accounts payable, approximate fair value due to the relatively short maturity of such instruments.  The Company believes the carrying value of the debt approximates the fair value at both September 26, 2010 and September 27, 2009, as the debt bears interest at variable rates based on prevailing market conditions.  As of September 26, 2010, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable rate debt approximated rates currently available to the Company.

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

13.	SUBSEQUENT EVENTS

Subsequent to fiscal year 2010, the Company entered into a five-year licensing agreement with Boston Market Corporation (“BMC”) for the exclusive right to use BMC’s trademarks, trade dress and copyrights in connection with the manufacturing, advertising, promotion, sales and distribution of frozen food and certain shelf-stable licensed products.  The agreement commences on July 1, 2011.  The agreement also contains options for two sixty-month renewal terms.  The Company will pay BMC an earned royalty computed at four and a half percent of net sales during the initial term and a guaranteed minimum royalty of $2.75 million and $3.25 million for the first and second renewal terms, respectively.

The Company has completed an evaluation of all subsequent events through the issuance date of these financial statements and concluded no subsequent events occurred that required recognition or disclosure other than the legal matters noted in footnote 10 to these financial statements.

14.	QUARTERLY FINANCIAL DATA (unaudited)

	For the Fiscal Year Ended September 26, 2010
	December 27, 2009 (13 weeks)	March 28, 2010 (13 weeks)	June 27, 2010 (13 weeks)	September 26, 2010 (13 weeks)

Net revenues	$56,232,538	$50,459,303	$43,360,677	$44,429,117

Gross profit	7,886,130	6,819,068	4,312,784	4,637,695

Operating income	5,324,349	4,127,556	1,807,233	2,665,865

Net income	3,052,795	2,360,626	930,333	1,230,780

Net income per share – basic	$0.19	$0.15	$0.06	$0.08

Net income per share – diluted (1)	$0.19	$0.15	$0.06	$0.08

_________
(1) EPS totals may not add due to rounding.

	For the Fiscal Year Ended September 27, 2009
	December 28, 2008 (13 weeks)	March 29, 2009 (13 weeks)	June 28, 2009 (13 weeks)	September 27, 2009 (13 weeks)

Net revenues	$55,272,029	$51,583,412	$54,501,049	$48,520,549

Gross profit	7,507,519	5,767,638	7,386,029	4,889,803

Operating income	4,973,303	3,472,107	4,714,498	2,419,389

Net income	2,532,963	1,794,270	2,571,969	1,402,010

Net income per share – basic	$0.16	$0.11	$0.16	$0.09

Net income per share – diluted	$0.16	$0.11	$0.16	$0.09

Schedule II

OVERHILL FARMS, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Year	Additions	Deductions(1)	Balance at End of year

Allowance for Doubtful Accounts
2010	$(15,000)	$(8,000)	$23,000	$-
2009	-	(17,000)	2,000	$(15,000)
2008	(18,000)	(2,000)	20,000	-

Income Tax Valuation Allowance
2010	$(21,000)	$-	$-	$(21,000)
2009	(21,000)	-	-	$(21,000)
2008	(17,000)	(4,000)	-	(21,000)
__________________
(1) Deductions to the allowance for doubtful accounts consist of write-offs, net of recoveries.

Exhibit Number	Index of Exhibits Attached to this Report

10.16	Description of Employment Arrangement with Robert A. Olivarez

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002