Form 10-Q
period 2011-01-02
OVERHILL FARMS INC
filed 2011-02-10
CIK 1101020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 2, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

As of February 10, 2011, there were 15,823,271 shares of the issuer’s common stock, $.01 par value, outstanding.

OVERHILL FARMS, INC.
FORM 10-Q
QUARTER ENDED JANUARY 2, 2011

Item 1.   Financial Statements

OVERHILL FARMS, INC.
CONDENSED BALANCE SHEETS

Assets

	January 2,	September 26,
	2011	2010
	(Unaudited)

Current assets:
Cash	$3,350,832	$5,967,741
Accounts receivable	11,898,034	14,121,600
Inventories	14,655,311	13,059,063
Prepaid expenses and other	720,068	1,611,049
Deferred income taxes	1,073,897	1,073,897
Total current assets	31,698,142	35,833,350

Property and equipment, at cost:
Fixtures and equipment	25,316,754	25,041,914
Leasehold improvements	12,504,667	12,528,025
Automotive equipment	92,886	92,886
	37,914,307	37,662,825
Less accumulated depreciation and amortization	(23,343,756)	(22,524,036)
Total property and equipment	14,570,551	15,138,789

Other non-current assets:
Goodwill	12,188,435	12,188,435
Deferred financing costs, net of accumulated amortization of $408,000
and $379,000 at January 2, 2011 and September 26, 2010, respectively	208,162	235,484
Other	2,274,298	2,381,261
Total other non-current assets	14,670,895	14,805,180

Total assets	$60,939,588	$65,777,319

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED BALANCE SHEETS (continued)

Liabilities and Stockholders’ Equity

	January 2,	September 26,
	2011	2010
	(Unaudited)
Current liabilities:
Accounts payable	$7,770,195	$8,203,803
Accrued liabilities	2,741,205	3,248,436
Total current liabilities	10,511,400	11,452,239

Long-term accrued liabilities	555,737	536,730
Deferred tax liabilities	1,519,463	1,519,463
Long-term debt, less current maturities	7,672,647	13,197,647
Total liabilities	20,259,247	26,706,079

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 50,000,000 shares, 4.43 designated as Series A Convertible Preferred Stock, 0 shares
issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares, 15,823,271
shares issued and outstanding at January 2, 2011 and September 26, 2010	158,233	158,233
Additional paid-in capital	11,558,479	11,558,479
Retained earnings	28,963,629	27,354,528
Total stockholders’ equity	40,680,341	39,071,240

Total liabilities and stockholders’ equity	$60,939,588	$65,777,319

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended
	January 2,	December 27,
	2011	2009

Net revenues	$44,761,458	$56,232,538
Cost of sales	39,791,035	48,346,408
Gross profit	4,970,423	7,886,130

Selling, general and administrative expenses	2,274,890	2,561,781

Operating income	2,695,533	5,324,349

Interest expense:
Interest expense	(63,601)	(331,114)
Amortization of debt discount and deferred financing costs	(28,209)	(101,504)
Total interest expense	(91,810)	(432,618)

Other expense	-	(1,000)

Income before income taxes	2,603,723	4,890,731

Income taxes	994,622	1,837,936

Net income	$1,609,101	$3,052,795

Net income per share:
Basic	$0.10	$0.19
Diluted	$0.10	$0.19

Shares used in computing net income per share:
Basic	15,823,271	15,823,271
Diluted	16,046,124	16,051,619

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended
	January 2,	December 27,
	2011	2009

Operating Activities:
Net income	$1,609,101	$3,052,795
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	968,466	986,810
Amortization of debt discount and deferred financing costs	28,209	101,504
Recovery for doubtful accounts	-	(3,000)
Gain on sale of property and equipment	-	(555)
Changes in:
Accounts receivable	2,223,566	(1,553,625)
Inventories	(1,596,248)	559,621
Prepaid expenses and other assets	890,981	924,501
Accounts payable	(433,608)	891,393
Accrued liabilities	(507,230)	705,594
Net cash provided by operating activities	3,183,237	5,665,038

Investing Activities:
Additions to property and equipment	(274,259)	(558,188)
Proceeds from sale of property and equipment	-	637
Net cash used in investing activities	(274,259)	(557,551)

Financing Activities:
Principal payments on debt	(5,525,000)	(5,625,000)
Principal payments on equipment loans	-	(59,465)
Deferred financing costs	(887)	-
Net cash used in financing activities	(5,525,887)	(5,684,465)

Net decrease in cash	(2,616,909)	(576,978)
Cash at beginning of period	5,967,741	5,430,295
Cash at end of period	$3,350,832	$4,853,317

Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$62,279	$338,492
Income taxes	$1,065	$-

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
January 2, 2011
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

        The first quarter of fiscal year 2011 was a 14-week period compared to the first quarter of fiscal year 2010, which was a 13-week period.  Although there was an extra week in the first quarter of fiscal year 2011, there were essentially only 13 weeks of revenue due to the fact that the facilities were closed over the Christmas and New Year holidays (the last week of the first quarter of fiscal year 2011), as opposed to the prior year, when the closure for the Christmas and New Year holidays fell within the first week of the second quarter of fiscal year 2010, resulting in a full 13 weeks of revenue for the first quarter of fiscal year 2010.

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter ended January 2, 2011 are not necessarily indicative of the results that may be expected for the year ending October 2, 2011 or for any other period.  Certain prior period amounts have been reclassified to conform to the current period presentation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

The condensed balance sheet at September 26, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 26, 2010.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements were issued during the quarter ended January 2, 2011 and through the date of this filing that the Company believes are applicable or would have a material impact on the Company's financial position or results of operations.

4.	INVENTORIES

Inventories are summarized as follows:

	January 2,	September 26,
	2011	2010

Raw ingredients	$5,660,288	$5,223,444
Finished product	7,087,655	6,225,935
Packaging	1,907,368	1,609,684
	$14,655,311	$13,059,063

5.	LONG-TERM DEBT

Long-term debt of the Company as of January 2, 2011 and September 26, 2010 is summarized as follows:

	January 2,	September 26,
	2011	2010

Bank of America Revolver	$7,672,647	$13,197,647
	$7,672,647	$13,197,647

The Company executed a senior secured credit agreement with Bank of America on September 24, 2010.  The facility is structured as a $30 million three-year senior secured revolving credit facility, secured by a first priority lien on substantially all the Company’s assets.  The Company made an initial loan drawdown of $13.2 million, which was used to pay off the Company's prior credit facility.  Under the Bank of America facility the Company has the ability to increase the aggregate amount of the financing by $20 million under certain conditions.

The Bank of America facility bears annual interest at the British Bankers Association LIBOR Rate, or LIBOR, plus an applicable margin (listed below). The margin was initially 1.75%. Beginning on January 1, 2011, and adjusted quarterly thereafter, the margin is calculated as follows:

Ratio of aggregate outstanding funded commitments under the facility (including letter of credit obligations) to EBITDA for the preceding four quarters	Applicable Margin
Greater than or equal to 1.50:1	2.00%

Greater than or equal to 0.50:1
but less than 1.50:1	1.75%

Less than 0.50:1	1.50%

As of January 2, 2011, there was $7.7 million outstanding under the Bank of America facility with an applicable interest rate of 2.01%.  In addition, the Company will pay an unused fee equal to 0.25% per annum.  For the first quarter of fiscal years 2011 and 2010, the Company incurred $64,000 and $331,000, respectively, in interest expense, excluding amortization of deferred financing costs.  During the first quarter of fiscal year 2011, the Company reduced the outstanding balance of the facility by voluntary payments of $5.5 million.  As of January 2, 2011, the Company had $22.3 million available to borrow under the Bank of America facility.

Initial proceeds from the Bank of America facility, received on September 24, 2010, were used to repay approximately $13.2 million in existing debt in connection with the termination of the Company’s former financing arrangements.

The Bank of America facility contains covenants whereby, among other things, the Company is required to maintain compliance with agreed levels of fixed charge coverage and total leverage.  The facility also contains customary restrictions on incurring indebtedness and liens, making investments and paying dividends.

As of January 2, 2011, the Company was in compliance with the covenant requirements of the Bank of America facility.  The Company believes it is probable that it will remain in compliance with all of those covenant requirements for the foreseeable future.  However, if the Company fails to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under the financing arrangements could result, interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect the Company’s financial condition, results of operations or cash flows.

The Company previously executed a senior secured credit agreement with Guggenheim Corporate Funding, LLC (“GCF”) on April 17, 2006.  Under the credit agreement, GCF acted as collateral agent, administrative agent, arranger and syndication agent in connection with loans made by various lenders, including affiliates of GCF.  The facility was originally structured as a $7.5 million non-amortizing revolving loan, a $25.0 million amortizing Tranche A Term Loan and a $15.0 million non-amortizing Tranche B Term Loan.  On March 9, 2007, the Company executed a second amendment to the senior secured credit agreement allowing for $7.0 million of additional capital expenditures to facilitate new business by increasing plant capacity and improving line efficiency, to be funded by increases of $3.5 million in each of the Tranche A and Tranche B Term Loans.  The GCF facility was paid off on September 24, 2010 with the initial proceeds from the Bank of America facility.

6.	PER SHARE DATA

The following table sets forth the calculation of earnings per share (“EPS”) for the periods presented:

	Quarter Ended
	January 2,	December 27,
	2011	2009
Basic EPS Computation:
Numerator:
Net income	$1,609,101	$3,052,795
Denominator:
Weighted average common shares outstanding	15,823,271	15,823,271
Total shares	15,823,271	15,823,271
Basic EPS	$0.10	$0.19

Diluted EPS Computation:
Numerator:
Net income	$1,609,101	$3,052,795
Denominator:
Weighted average common shares outstanding	15,823,271	15,823,271
Incremental shares from assumed
exercise of stock options	222,853	228,348
Total shares	16,046,124	16,051,619
Diluted EPS	$0.10	$0.19

7.	STOCK OPTIONS

The Company measures the cost of all employee stock-based compensation awards based on the grant date fair value of those awards using a Black-Scholes model and records that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). No options were granted during the quarters ended January 2, 2011 or December 27, 2009.  Therefore, there was no impact on the income statement or cash flow statement as a result of stock-based compensation for any of these periods.

8.	INCOME TAXES

The Company accounts for uncertainty in income taxes based on a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The balance of unrecognized tax benefits was zero as of January 2, 2011 and September 26, 2010.

The Company recognizes interest and penalties as part of income taxes. The total amount of interest and penalties recognized in the statements of income was zero for the quarters ended January 2, 2011 and December 27, 2009.

The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions.

The effective tax rates were 38.2% and 37.6% for the first quarter of fiscal years 2011 and 2010, respectively.

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

       All of the named defendants tried unsuccessfully to dismiss the action.  In refusing to dismiss the case, the court ruled on November 13, 2009, that the Company had established a probability of prevailing on the merits, and that the Company had submitted substantial evidence that the defendants’ accusations of racism were not true.  The defendants thereafter filed an appeal, which was denied by the California court of appeals.  The defendants have petitioned for review by the California Supreme Court, which has not yet decided whether to review the case.

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

On May 12, 2010, Alma Salinas filed a separate purported “class action” in Los Angeles County Superior Court against the Company in which she asserted claims on behalf of herself and all other similarly situated current and former production workers for failure to provide meal periods, failure to provide rest periods, failure to pay minimum wage, failure to make payments within the required time, unfair business practice in violation of Section 17200 of the California Business and Professions Code and Labor Code Section 2698 (known as the Private Attorney General Act (“PAGA”)).  Salinas is a former employee who had been terminated because she had used an invalid social security number in connection with her employment with the Company.  Salinas seeks allegedly unpaid wages, waiting time penalties, PAGA penalties, interest and attorneys’ fees, the amounts of which are unspecified.  The Salinas action has been consolidated with the Agustiana action.

The parties are engaged in the discovery phase of the case.  The Company believes it has valid defenses to the plaintiffs’ remaining claims and that the Company paid all wages due to these employees.

Marcelino Arteaga, et al. v. Overhill Farms.

On July 7, 2009, the Company received an unfair labor practice charge that had been filed with the National Labor Relations Board (“NLRB”) on June 29, 2009. The charge was filed by Marcelino Arteaga on behalf of himself and two other former employees, Agapita Padilla and Fernando Morales Lira.  In addition, on June 30, 2009, these three former employees separately submitted grievances and demanded arbitration arising out of the Company’s decision on June 26, 2009, to terminate their employment because they had publicly accused the Company of being “racist.”  On August 7, 2009, the NLRB granted the Company’s request to defer further proceedings pending the resolution of the grievance and arbitration process.

On October 7, 2010, the arbitrator ruled in the Company’s favor, upholding the Company’s decision to terminate the employment of these former employees.  The NLRB is considering whether to proceed separately with the unfair labor practice charge.

Concentrations of Credit Risk

Cash used primarily for working capital purposes is maintained in two accounts with one major financial institution. Account balances as of January 2, 2011 exceeded the Federal Deposit Insurance Corporation insurance limits.  If the financial banking markets experience disruption, the Company may need to temporarily rely on other forms of liquidity, including borrowing under its credit facility.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  The Company performs on-going credit evaluations of each customer’s financial condition and generally requires no collateral from its customers.  A bankruptcy or other significant financial deterioration of any customer could impact its future ability to satisfy its receivables with the Company.  Allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions.  For the first quarter of fiscal years 2011 and 2010, write-offs, net of recoveries, to the allowance for doubtful accounts were immaterial.

A significant portion of the Company’s total net revenues and receivables during the first three months of fiscal years 2011 and 2010 were derived from four customers as described below:

Net Revenues

	January 2,	December 27,
Customer	2011	2009
Jenny Craig, Inc.	30%	27%
Panda Restaurant Group, Inc.	26%	31%
Safeway Inc.	16%	17%
Pinnacle Foods Group, LLC	11%	6%

Receivables

	January 2,	December 27,
Customer	2011	2009
Panda Restaurant Group, Inc.	35%	40%
Jenny Craig, Inc.	27%	20%
Safeway Inc.	13%	14%
Pinnacle Foods Group LLC	6%	5%

10.	RELATED PARTY TRANSACTIONS

In February 2004, the Company engaged Alexander Auerbach & Co., Inc. (“AAPR”) to provide the Company with public relations and marketing services.  AAPR provides public relations, media relations and communications marketing services to support the Company’s sales activities.  Alexander Auerbach, who is a director and stockholder of the Company, is a stockholder, director and officer of AAPR.  Fees paid to AAPR for services rendered under this engagement during the first quarter of fiscal years 2011 and 2010 were $14,000 and $12,000, respectively.

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

The carrying amount of the Company's financial instruments, which are not marked to fair value at each reportable date and principally include trade receivables and accounts payable, approximate fair value due to the relatively short maturity of such instruments.  The Company believes the carrying value of the debt approximates the fair value at both January 2, 2011 and September 26, 2010, as the debt bears interest at variable rates based on prevailing market conditions.  As of January 2, 2011, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable rate debt approximated rates currently available to the Company.

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

The Company has completed an evaluation of all subsequent events through the issuance date of these financial statements, and concluded no other subsequent events occurred that required recognition or disclosure other than the matters noted below and the legal matters noted in footnote 9 to these financial statements.

On January 13, 2011, the Company exercised its option to extend the term of the lease for a period of five years (the “Option Term”) for a facility and warehouse in Vernon, California commonly known as 2727 and 2657 E. Vernon Avenue (“Plant No. 1”). The term of the lease, as extended by the Option Term, is set to expire on September 30, 2016.  Pursuant to the terms of the lease, the Company and Landlord shall attempt to work together to determine the current fair market value base rent for Plant No. 1, which shall become the base rent under the lease for the Option Term.  If the Company and Landlord fail to agree on the fair market value base rent for Plant No. 1, then the parties shall submit to arbitration for determination of such rent pursuant to the terms of the lease.  Further, in no event will the base rent to be paid during the Option Term be less than the base rent to be paid for September 2011, which is/is expected to be approximately $0.46 per square foot.

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

•	changes in our business environment, including actions of competitors and changes in customer preferences, as well as disruptions to our customers’ businesses;

•	seasonality in the retail category;

•	loss of key customers due to competitive environment or production being moved in-house by customers;

•	fulfillment by suppliers of existing raw materials contracts;

•	natural disasters that can impact, among other things, costs of fuel and raw materials;

•	the occurrence of acts of terrorism or acts of war;

•	changes in governmental laws and regulations, including income taxes;

•	change in control due to takeover or other significant changes in ownership;

•	financial viability and resulting effect on revenues and collectability of accounts receivable of our customers during the on-going economic downturn and any future deep recessionary periods;

•	ability to obtain additional financing as and when needed, and rising costs of credit that may be associated with new borrowings;

•	voluntary or government-mandated food recalls;

•	inability to achieve full production of a line of 16 private label frozen meals for a major national retailer;

•	inability to compete for new customers and products;

•	effects of legal proceedings in which we are or may become involved from time to time; and

•
other factors discussed in this report and other reports we file with the Securities and Exchange Commission (“Commission”), including those described in Item 1A of Part I of our annual report on Form 10-K for the fiscal year ended September 26, 2010 and any updates to that report.

We do not undertake to update, revise or correct any forward-looking statements, except as otherwise required by law.

Overview

We are a value-added manufacturer of high quality, prepared frozen food products for branded retail, private label, foodservice and airline customers.  Our product line includes entrées, plated meals, bulk-packed meal components, pastas, soups, sauces, poultry, meat and fish specialties, and organic and vegetarian offerings.  Our extensive research and development efforts, combined with our extensive catalogue of recipes and flexible manufacturing capabilities, provide customers with a one-stop solution for new product ideas, formulations and product manufacturing, as well as precise replication of existing recipes.  Our capabilities allow customers to outsource product development, product manufacturing and packaging, thereby avoiding significant fixed-cost and variable investments in resources and equipment.  Our customers include prominent nationally recognized names such as Panda Restaurant Group, Inc., Jenny Craig, Inc., Safeway Inc., American Airlines, Inc. and Pinnacle Foods Group LLC.

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

                    • offering a broad range of products to customers in multiple channels of distribution; and

                    • exploring strategic acquisitions, investments and alliances.

        The first quarter of fiscal year 2011 was a 14-week period compared to the first quarter of fiscal year 2010, which was a 13-week period.  Although there was an extra week in the first quarter of fiscal year 2011, there were essentially only 13 weeks of revenue due to the fact that our facilities were closed over the Christmas and New Year holidays (the last week of the first quarter of fiscal year 2011), as opposed to the prior year, when our closure for the Christmas and New Year holidays fell within the first week of our second quarter of fiscal year 2010, resulting in a full 13 weeks of revenue for the first quarter of fiscal year 2010.

         Overall we continue to perform relatively well, remaining profitable and financially sound in a continuing weak economy that has impacted sales.  Net revenues of $44.8 million for the first quarter of fiscal year 2011 reflected a decline of $11.4 million or 20.3% compared to the first quarter of fiscal year 2010. The retail category declined $5.5 million due to reduced sales to virtually all of our customers in the category, and was further impacted by the previously disclosed reduction in sales to H.J. Heinz Company.  Industry-wide, the overall retail market category, including major national brands, was down significantly over the last twelve months both in terms of dollar and unit sales in spite of unprecedented across the board extensive price promotions by most national brands.  The foodservice category declined $6.1 million due primarily to reduced sales to the Panda Restaurant Group, Inc. (“PRG”).  Although net revenues from PRG for the first quarter of fiscal year 2011 were lower than the first quarter of fiscal year 2010, based on our current run rates, we anticipate that our PRG annualized net revenues for calendar year 2011 will be similar to those of calendar year 2010.  These declines were partially offset by a slight increase in airline net revenues of $233,000.

On November 4, 2010, we entered into a five-year licensing agreement with Boston Market Corporation (“BMC”) for the exclusive right to use BMC’s trademarks, trade dress and copyrights in connection with the manufacturing, advertising, promotion, sales and distribution of frozen food and certain shelf-stable licensed products.  The agreement commences on July 1, 2011.  The agreement also contains options for two sixty-month renewal terms.  We will pay BMC an earned royalty computed at four and a half percent of net sales during the initial term with no guaranteed minimum royalties. We will pay a guaranteed minimum royalty of $2.75 million and $3.25 million for the first and second renewal terms, respectively, if we choose to exercise the renewal options.

On November 11, 2010 we were selected to produce a line of 16 private label frozen meals for a major national retailer.  The multi-year agreement with the national retailer is expected to generate initial annual sales of approximately $7 million, with the opportunity for increased volume over time.  Full production is expected to begin in April of 2011.  For competitive reasons, the customer has asked that its name not be disclosed.

Additionally, we continue to move forward on significant new customer initiatives, which we hope will convert to additional revenue beginning in the third and fourth quarters of fiscal year 2011.  Also, in an effort to expedite the recovery of retail sales to existing customers, we have been working with our major existing retail accounts to refresh product lines and to introduce additional lines of products.  Some of these new lines and products will be introduced in our third and fourth fiscal quarters of 2011.  With these new products and lines for our existing customers, our launch of Boston Market products, the start of 16 new products for the customer described above and what appears to be a somewhat improved economy, we are optimistic for future retail sales.

        Gross profit was $5.0 million for the first quarter of fiscal year 2011, compared to $7.9 million for the first quarter of fiscal year 2010.  The decrease in gross profit dollars was due to decreased net revenues as well as reduced margin.  Gross margin (gross profit as a percentage of net revenues) decreased to 11.2% for the first quarter of fiscal year 2011, from 14.0% for the first quarter of fiscal year 2010 due largely to higher overhead costs as a percentage of net revenues on lower sales volume as well as an unfavorable sales mix resulting from lower retail sales.  In addition, we had less production efficiencies resulting from smaller production runs in order to manage lower customer order levels.  We also paid brokerage to Safeway Inc. of $204,000, which is recorded as a reduction to net revenues and thus adversely effects gross margin.  During the latter part of the third quarter of fiscal year 2010, Safeway Inc. changed its in-store sales and marketing model thereby eliminating its previous brokerage arrangement.  As a result, we are no longer paying brokerage to an independent third party but now pay Safeway Inc. as a reduction to net revenues rather than as an SG&A expense.  We also had less favorable commodity prices versus the same time last year due to increases in certain commodities.  Although we see indications of inflation on commodities for the rest of calendar year 2011, we plan to manage increases with forward buying and pricing opportunities where appropriate.  Additionally, over the last twelve months, we had increased investment spending in the plants to maintain certification under the new global Food Safety Management Systems standard FSSC 22000.  Going forward, our investment spending to maintain certification under FSSC 22000 should be significantly reduced, as a majority of the outlay was required at the beginning phases of the certification process.

        Operating income for the first quarter of fiscal year 2011 was $2.7 million (6.0% of net revenues), compared to $5.3 million (9.4% of net revenues) for the first quarter of fiscal year 2010, due primarily to lower net revenues and gross profit as noted above.  Selling, general and administrative (“SG&A”) expenses as a percentage of net revenues increased to 5.1% for the first quarter of fiscal year 2011 compared to 4.6% for the first quarter of fiscal year 2010 due primarily to lower net revenues.  SG&A expense decreased $287,000 to $2.3 million the first quarter of fiscal year 2011 compared to $2.6 million for the first quarter of fiscal year 2010 due predominately to a reclass of brokerage expense ($204,000) which is now recorded as a reduction of net revenues, as well as lower legal fees ($68,000).  We expect SG&A expenses to remain at the current level as we continue to contest all claims and grievances as described in Part II, Item 1 of this report.  Net income for the first quarter of fiscal year 2011 was $1.6 million (3.6% of net revenues) compared to $3.1 million (5.5% of net revenues) for the first quarter of fiscal year 2010, due to lower gross profit partially offset by lower interest expense as a result of lower interest rates and pay-downs under our new credit facility.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  See Note 2 to the financial statements contained in our annual report on Form 10-K for the year ended September 26, 2010 for a summary of our significant accounting policies.  Management believes the following critical accounting policies are related to our more significant estimates and assumptions used in the preparation of our financial statements.

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

Goodwill.  We evaluate goodwill at least annually for impairment.  We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data.  As of January 2, 2011, we had goodwill of $12.2 million.  A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

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

We account for uncertainty in income taxes based on a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The balance of unrecognized tax benefits was zero as of January 2, 2011 and September 26, 2010.

We recognize interest and penalties as part of income taxes.  No interest and penalties were recognized in the statement of income for the first three months of fiscal year 2011.

Concentrations of Credit Risk

Cash used primarily for working capital purposes is maintained in two accounts with one major financial institution. Account balances as of January 2, 2011 exceeded the Federal Deposit Insurance Corporation insurance limits.  If the financial banking markets experience disruption, we may need to temporarily rely on other forms of liquidity, including borrowing under our credit facility.

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  We perform on-going credit evaluations of each customer’s financial condition and generally require no collateral from our customers.  We charge off uncollectible accounts at the point in time when no recovery is expected.

A significant portion of our total net revenues and receivables during the first three months of fiscal years 2011 and 2010 were derived from four customers as described below:

Net Revenues

	January 2,	December 27,
Customer	2011	2009
Jenny Craig, Inc.	30%	27%
Panda Restaurant Group, Inc.	26%	31%
Safeway Inc.	16%	17%
Pinnacle Foods Group, LLC	11%	6%

Receivables

	January 2,	December 27,
Customer	2011	2009
Panda Restaurant Group, Inc.	35%	40%
Jenny Craig, Inc.	27%	20%
Safeway Inc.	13%	14%
Pinnacle Foods Group LLC	6%	5%

Results of Operations

While we operate as a single business unit, manufacturing various products on common production lines, revenues from similar customers are grouped into the following natural categories: retail, foodservice and airlines.

Quarter Ended January 2, 2011 Compared to Quarter Ended December 27, 2009

        The quarter ended January 2, 2011 was a 14-week period compared to the quarter ended December 27, 2009 which was a 13-week period.  Although there was an extra week in the first quarter of fiscal year 2011, there were essentially only 13 weeks of revenue due to the fact that our facilities were closed over the Christmas and New Year holidays (the last week of the first quarter of fiscal year 2011), as opposed to the prior year, when our closure for the Christmas and New Year holidays fell within the first week of our second quarter of fiscal year 2010, resulting in a full 13 weeks of revenue for the first quarter of fiscal year 2010.

Net Revenues.  Net revenues for the first quarter of fiscal year 2011 decreased $11.4 million, or 20.3% (18.3% was attributable to a volume/mix decrease and 2.0% was attributable to a pricing decrease), to $44.8 million from $56.2 million for the first quarter of fiscal year 2010 due to decreases in retail and foodservice net revenues offset partially by an increase in airline net revenues.

Retail net revenues decreased $5.5 million (15.7%) to $29.5 million for the first quarter of fiscal year 2011 from $35.0 million for the first quarter of fiscal year 2010.  The decrease in net revenues was primarily due to reduced sales to H. J. Heinz Company, Safeway Inc. and Jenny Craig, Inc. of $3.8 million, $2.3 million and $1.7 million, respectively. As previously disclosed, H. J. Heinz Company had informed us that it intended to move all of its remaining volume to self-manufacture beginning after their contract expired at the end of calendar year 2009.  The decreases in Safeway Inc. and Jenny Craig, Inc. are due to the slow economic recovery, their inventory management plans and increased price promotions by national brands.  These decreases were partially offset by increases of $2.1 million to other existing customers.

Foodservice net revenues decreased $6.1 million (31.6%) to $13.2 million for the first quarter of fiscal year 2011 from $19.3 million for the first quarter of fiscal year 2010 due to reduced sales to PRG.  Although net revenues from PRG for the first quarter of fiscal year 2011 were lower than the first quarter of fiscal year 2010, based on our current run rates, we anticipate that our PRG annualized net revenues for calendar year 2011 will be similar to those of calendar year 2010.  In addition, the first quarter of fiscal year 2010 was higher by approximately $1.5 million due to January 2010 orders that were shipped early as a result of our facilities being closed over the Christmas and New Year holidays (the first week of our second quarter of fiscal year 2010).  During the first quarter of fiscal year 2011, our facilities were again closed over the Christmas and New Year holidays but this time the close occurred entirely in the first quarter of fiscal year 2011.

Airline net revenues increased $233,000 (12.3%) to $2.1 million for the first quarter of fiscal year 2011 from $1.9 million for the first quarter of fiscal year 2010 due to increased volume to an existing customer.

Gross Profit.  Gross profit for the first quarter of fiscal year 2011 decreased by $2.9 million (36.7%) to $5.0 million from $7.9 million for the first quarter of fiscal year 2010, due predominately to decreased net revenues.  Gross margin decreased to 11.2% for the first quarter of fiscal year 2011 from 14.0% for the first quarter of fiscal year 2010, due largely to higher overhead costs as a percentage of net revenues on lower sales volume, an unfavorable sales mix resulting from lower retail sales, lower production efficiencies resulting from smaller production runs in order to manage lower customer order levels, increased investment spending in the plants to maintain certification under the new global Food Safety Management Systems standard FSSC 22000, brokerage paid to Safeway Inc. of $204,000 and less favorable commodity prices versus the same time last year due to increases in certain commodities.  Although we see indications of inflation on commodities for the rest of calendar year 2011, we plan to manage increases with forward buying and pricing opportunities where appropriate.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased $287,000 (11.0%) to $2.3 million (5.1% of net revenues) for the first quarter of fiscal year 2011 from $2.6 million (4.6% of net revenues) for the first quarter of fiscal year 2010.  SG&A expenses as a percentage of net revenues increased slightly for the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010 due to the year-over-year decrease in net revenues.  The decrease in SG&A expense was due to lower brokerage fees stemming primarily from the change in recording of brokerage expenses for Safeway Inc. ($204,000), as well as lower legal fees ($68,000).  During the latter part of the third quarter of fiscal year 2010, Safeway Inc. changed its in-store sales and marketing model thereby eliminating its previous brokerage arrangement.  As a result, we are no longer paying brokerage to an independent third party but now pay Safeway Inc. and record these costs as a reduction to net revenues rather than as SG&A expense, as was done in the first quarter of fiscal year 2010.  We expect SG&A expenses to remain at the current level as we continue to contest all claims and grievances as described in Item 1 of this report.

Operating Income.  Operating income decreased $2.6 million (49.1%) to $2.7 million (6.0% of net revenues) for the first quarter of fiscal year 2011 from $5.3 million (9.4% of net revenues) for the first quarter of fiscal year 2010.  The decrease in operating income was the result of the decreases in net revenues and gross profit as noted above.

Total Interest Expense.  Total interest expense for the first quarter of fiscal year 2011 was $92,000, compared to $433,000 for the first quarter of fiscal year 2010.  The decrease in interest expense is due to lower debt balances and lower variable interest rates.  We expect interest expense to remain low going forward as our debt balance remains low.

Income Tax Provision.  Income tax expense was $995,000 for the first quarter of fiscal year 2011, compared to $1.8 million for the first quarter of fiscal year 2010.  The difference was a result of income before taxes decreasing $2.3 million from $4.9 million for the first quarter of fiscal year 2010 to $2.6 million for the first quarter of fiscal year 2011.  The effective tax rates were 38.2% for the first quarter of fiscal year 2011 and 37.6% for the first quarter of fiscal year 2010.

Net Income. Net income for the first quarter of fiscal year 2011 was $1.6 million, or $0.10 per basic and diluted share, compared to net income of $3.1 million, or $0.19 per basic and diluted share, for the first quarter of fiscal year 2010.

Liquidity and Capital Resources

During the first quarter of fiscal years 2011 and 2010, our operating activities provided cash of $3.2 million and $5.7 million, respectively.  Cash generated from operations before working capital changes for the first quarter of fiscal year 2011 was $2.6 million.  Cash generated by changes in working capital was $577,000 during the first quarter of fiscal year 2011 and resulted from decreases in accounts receivable and prepaid expenses and other assets of $2.2 million and $891,000, respectively.  This was partially offset by cash used to decrease accounts payable and accrued liabilities by $434,000 and $507,000, respectively, as well as an increase in inventory by $1.6 million due to the buildup of inventory in anticipation of our one-week closure for the Christmas and New Year holidays.  As of January 2, 2011, we had working capital of $21.2 million compared to working capital of $24.4 million at fiscal year end 2010.  The decrease in working capital was due primarily to a decrease in accounts receivable and prepaid expenses and other assets.  We were able to fund our operations in the first quarter of fiscal year 2011 internally while decreasing our external debt.

During the first quarter of fiscal year 2011, our investing activities, consisting primarily of capital expenditures, resulted in a net use of cash of approximately $274,000 compared to a net use of cash of approximately $558,000 during the first quarter of fiscal year 2010.  The property and equipment additions were made to accommodate and generate additional business opportunities, meet anticipated growth and improve operating efficiency as well as achieve certification under the new global Food Safety Management Systems standard FSSC 22000.  We believe the short-term cash outlay for this certification will allow us future growth opportunities as we are better positioned to compete for new customers and products.

During the first quarter of fiscal year 2011, our financing activities resulted in a use of cash of $5.5 million, compared to a use of cash of $5.7 million during the first quarter of fiscal year 2010.  The use of cash during the first quarter of fiscal year 2011 was attributed to $5.5 million in voluntary payments made on our revolving credit facility.

        We believe that our cash, financial liquidity positions and financial strength are sufficient to fund current working capital needs and future growth initiatives, including potential acquisitions.

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

The Bank of America facility bears annual interest at the British Bankers Association LIBOR Rate, or LIBOR, plus an applicable margin (listed below). The margin was initially 1.75%.  Beginning on January 1, 2011, and adjusted quarterly thereafter, the margin is calculated as follows:

Ratio of aggregate outstanding funded commitments under the facility (including letter of credit obligations) to EBITDA for the preceding four quarters	Applicable Margin
Greater than or equal to 1.50:1	2.00%

Greater than or equal to 0.50:1
but less than 1.50:1	1.75%

Less than 0.50:1	1.50%

As of January 2, 2011, there was $7.7 million outstanding under the Bank of America facility with an applicable interest rate of 2.01%.  In addition, we will pay an unused fee equal to 0.25% per annum.  For the first quarter of fiscal years 2011 and 2010, we incurred $64,000 and $331,000, respectively, in interest expense, excluding amortization of deferred financing costs.  During the first quarter of fiscal year 2011, we reduced the outstanding balance of the facility by voluntary payments of $5.5 million.  As of January 2, 2011, we had $22.3 million available to borrow under the new credit facility.

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

As of January 2, 2011, we were in compliance with the covenant requirements of the Bank of America facility.  We believe it is probable that we will remain in compliance with all of those covenant requirements for the foreseeable future.  However, if we fail to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under our financing arrangements could result, interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect our financial condition, results of operations or cash flows.

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

Following is a summary of our contractual obligations at January 2, 2011:

	Payments Due By Period
CONTRACTUAL OBLIGATIONS	Total	Remainder of Fiscal Year 2011	2-3 Years	4-5 Years	More than 5 Years

Debt maturities	$7,672,647	$-	$7,672,647	$-	$-
Interest Expense(1)	581,118	158,115	423,003	-	-
Operating lease obligations(2)	10,937,636	2,473,445	4,914,742	2,470,928	1,078,521
Other Contractual obligations	592,335	465,951	126,384	-	-
Open purchase orders	21,324,597	16,973,414	4,351,183	-	-
Total contractual obligations	$41,108,333	$20,070,925	$17,487,959	$2,470,928	$1,078,521
________
(1) Assumes only mandatory principal pay-down and the use of LIBOR as of January 2, 2011 on the Bank of America debt.
(2) Includes real estate leases.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – Obligations.  We are subject to interest rate risk on variable interest rate obligations.  A hypothetical 10% increase in average market interest rates would increase by approximately $15,000 the annual interest expense on our debt outstanding as of January 2, 2011.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of January 2, 2011, that the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended January 2, 2011, there were no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proccedings

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

Overhill Farms v. Larry (Nativo) Lopez, et al.

On June 30, 2009, we filed a lawsuit against Nativo Lopez and six other leaders of what we believe to be an unlawful campaign to force us to continue the employment of workers who had used invalid social security numbers to hide their illegal work status.  Among other things, we allege that the defendants defamed us by calling our actions “racist” and unlawful. We have asserted claims for defamation, extortion, intentional interference with prospective economic advantage, and intentional interference with contractual relations. We filed the lawsuit in Orange County, California, and seeks damages and an injunction barring the defendants from continuing their conduct.

All of the named defendants tried unsuccessfully to dismiss the action.  In refusing to dismiss the case, the court ruled on November 13, 2009, that we had established a probability of prevailing on the merits, and that we had submitted substantial evidence that the defendants’ accusations of racism were not true.  The defendants thereafter filed an appeal, which was denied by the California court of appeals.  The defendants have petitioned for review by the California Supreme Court, which has not yet decided whether to review the case.

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

On May 12, 2010, Alma Salinas filed a separate purported “class action” in Los Angeles County Superior Court against us in which she asserted claims on behalf of herself and all other similarly situated current and former production workers for failure to provide meal periods, failure to provide rest periods, failure to pay minimum wage, failure to make payments within the required time, unfair business practice in violation of Section 17200 of the California Business and Professions Code and Labor Code Section 2698 (known as the Private Attorney General Act (“PAGA”)).  Salinas is a former employee who had been terminated because she had used an invalid social security number in connection with her employment with us.  Salinas seeks allegedly unpaid wages, waiting time penalties, PAGA penalties, interest and attorneys’ fees, the amounts of which are unspecified.  The Salinas action has been consolidated with the Agustiana action.

The parties are engaged in the discovery phase of the case.  We believe we have valid defenses to the plaintiffs’ remaining claims and that we paid all wages due to these employees.

Marcelino Arteaga, et al. v. Overhill Farms.

On July 7, 2009, we received an unfair labor practice charge that had been filed with the National Labor Relations Board (“NLRB”) on June 29, 2009. The charge was filed by Marcelino Arteaga on behalf of himself and two other former employees, Agapita Padilla and Fernando Morales Lira.  In addition, on June 30, 2009, these three former employees separately submitted grievances and demanded arbitration arising out of our decision on June 26, 2009, to terminate their employment because they had publicly accused us of being “racist.”  On August 7, 2009, the NLRB granted our request to defer further proceedings pending the resolution of the grievance and arbitration process.

On October 7, 2010, the arbitrator ruled in our favor, upholding our decision to terminate the employment of these former employees.  The NLRB is considering whether to proceed separately with the unfair labor practice charge.

Item 6.  Exhibits

Exhibit Number	Description

31.1 (1)	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (1)	Certification of Interim Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 (1)	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1 (2)	License Agreement, dated November 4, 2010, between Boston Market Corporation and Overhill Farms, Inc. (Exhibit 10.1)

(1) (2)	Attached hereto. Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for November 4, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERHILL FARMS, INC.
(Registrant)

Date: February 10, 2011	By:	/s/ James Rudis
James Rudis
Chief Executive Officer
(principal executive officer)

Date: February 10, 2011	By:	/s/ Tracy E. Quinn
Tracy E. Quinn
Interim Chief Financial Officer
(principal financial officer)

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