Form 10-Q
period 2011-04-03
OVERHILL FARMS INC
filed 2011-05-13
CIK 1101020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011

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
Yes [  ] No [X]

As of May 13, 2011, there were 15,823,271 shares of the issuer’s common stock, $.01 par value, outstanding.

OVERHILL FARMS, INC.
FORM 10-Q
QUARTER ENDED APRIL 3, 2011

Item 1.    Financial Statements

OVERHILL FARMS, INC.
CONDENSED BALANCE SHEETS

Assets

	April 3,	September 26,
	2011	2010
	(Unaudited)

Current assets:
Cash	$5,076,381	$5,967,741
Accounts receivable	12,486,094	14,121,600
Inventories	15,086,820	13,059,063
Prepaid expenses and other	1,501,780	1,611,049
Deferred income taxes	1,073,897	1,073,897
Total current assets	35,224,972	35,833,350

Property and equipment, at cost:
Fixtures and equipment	25,458,528	25,041,914
Leasehold improvements	12,504,667	12,528,025
Automotive equipment	92,886	92,886
Property and equipment gross	38,056,081	37,662,825
Less accumulated depreciation and amortization	(24,170,764)	(22,524,036)
Total property and equipment	13,885,317	15,138,789

Other non-current assets:
Goodwill	12,188,435	12,188,435
Deferred financing costs, net of accumulated amortization of $435,000
and $379,000 at April 3, 2011 and September 26, 2010, respectively	181,214	235,484
Other	2,172,362	2,381,261
Total other non-current assets	14,542,011	14,805,180

Total assets	$63,652,300	$65,777,319

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED BALANCE SHEETS (continued)

Liabilities and Stockholders’ Equity

	April 3,	September 26,
	2011	2010
	(Unaudited)
Current liabilities:
Accounts payable	$8,557,510	$8,203,803
Accrued liabilities	3,125,092	3,248,436
Total current liabilities	11,682,602	11,452,239

Long-term accrued liabilities	575,416	536,730
Deferred tax liabilities	1,519,463	1,519,463
Long-term debt, less current maturities	7,672,647	13,197,647
Total liabilities	21,450,128	26,706,079

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 50,000,000 shares, 4.43 designated as Series A Convertible Preferred Stock, 0 shares
issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares, 15,823,271
shares issued and outstanding at April 3, 2011 and September 26, 2010	158,233	158,233
Additional paid-in capital	11,558,479	11,558,479
Retained earnings	30,485,460	27,354,528
Total stockholders’ equity	42,202,172	39,071,240

Total liabilities and stockholders’ equity	$63,652,300	$65,777,319

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended
	April 3,	March 28,
	2011	2010

Net revenues	$40,539,552	$50,459,303
Cost of sales	36,008,722	43,640,235
Gross profit	4,530,830	6,819,068

Selling, general and administrative expenses	2,039,032	2,691,512

Operating income	2,491,798	4,127,556

Interest expense:
Interest expense	(52,845)	(244,209)
Amortization of debt discount and deferred financing costs	(27,179)	(101,504)
Total interest expense	(80,024)	(345,713)

Income before income taxes	2,411,774	3,781,843

Income taxes	889,945	1,421,217

Net income	$1,521,829	$2,360,626

Net income per share:
Basic	$0.10	$0.15
Diluted	$0.09	$0.15

Shares used in computing net income per share:
Basic	15,823,271	15,823,271
Diluted	16,061,133	16,046,275

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Six Months Ended
	April 3,	March 28,
	2011	2010

Net revenues	$85,301,010	$106,691,840
Cost of sales	75,799,756	91,986,643
Gross profit	9,501,254	14,705,197

Selling, general and administrative expenses	4,313,921	5,253,293

Operating income	5,187,333	9,451,904

Interest expense:
Interest expense	(116,446)	(575,323)
Amortization of debt discount and deferred financing costs	(55,388)	(203,008)
Total interest expense	(171,834)	(778,331)

Other expense	-	(1,000)

Income before income taxes	5,015,499	8,672,573

Income taxes	1,884,567	3,259,153

Net income	$3,130,932	$5,413,420

Net income per share:
Basic	$0.20	$0.34
Diluted	$0.20	$0.34

Shares used in computing net income per share:
Basic	15,823,271	15,823,271
Diluted	16,053,629	16,048,947

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	April 3,	March 28,
	2011	2010

Operating Activities:
Net income	$3,130,932	$5,413,420
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,936,172	1,980,846
Amortization of debt discount and deferred financing costs	55,388	203,008
Recovery for doubtful accounts	-	(10,000)
Gain on sale of property and equipment	-	(57)
Changes in:
Accounts receivable	1,635,506	1,199,791
Inventories	(2,027,756)	968,263
Prepaid expenses and other assets	109,269	(101,081)
Accounts payable	353,707	253,994
Accrued liabilities	(123,344)	274,940
Net cash provided by operating activities	5,069,874	10,183,124

Investing Activities:
Additions to property and equipment	(435,117)	(1,151,678)
Proceeds from sale of property and equipment	-	637
Net cash used in investing activities	(435,117)	(1,151,041)

Financing Activities:
Principal payments on debt	(5,525,000)	(8,250,000)
Principal payments on equipment loans	-	(422,830)
Deferred financing costs	(1,117)	-
Net cash used in financing activities	(5,526,117)	(8,672,830)

Net (decrease) increase in cash	(891,360)	359,253
Cash at beginning of period	5,967,741	5,430,295
Cash at end of period	$5,076,381	$5,789,548

Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$114,663	$600,193
Income taxes	$1,671,065	$3,186,946

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
April 3, 2011
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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and six months ended April 3, 2011 are not necessarily indicative of the results that may be expected for the year ending October 2, 2011 or for any other period.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

No new accounting pronouncements were issued during the quarter ended April 3, 2011 and through the date of this filing that the Company believes are applicable or would have a material impact on the Company's financial position or results of operations.

4.	INVENTORIES

Inventories of the Company as of April 3, 2011 and September 26, 2010 are summarized as follows:

	April 3,	September 26,
	2011	2010
	(unaudited)

Raw ingredients	$5,865,731	$5,223,444
Finished product	7,487,586	6,225,935
Packaging	1,733,503	1,609,684
	$15,086,820	$13,059,063

5.	LONG-TERM DEBT

Long-term debt of the Company as of April 3, 2011 and September 26, 2010 is summarized as follows:

	April 3,	September 26,
	2011	2010
	(unaudited)

Bank of America Revolver	$7,672,647	$13,197,647
	$7,672,647	$13,197,647

The Company executed a senior secured credit agreement with Bank of America on September 24, 2010.  The facility is structured as a $30 million three-year senior secured revolving credit facility, secured by a first priority lien on substantially all the Company’s assets.  The Company made an initial loan drawdown of $13.2 million on September 24, 2010, which was used to pay off the Company’s prior credit facility.  Under the Bank of America facility the Company has the ability to increase the aggregate amount of the financing by $20 million under certain conditions.

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

         As of April 3, 2011, there was $7.7 million outstanding under the Bank of America facility with an applicable interest rate of 2.0%.  In addition, the Company pays an unused fee equal to 0.25% per annum.  For the first half of fiscal years 2011 and 2010, the Company incurred $116,000 and $575,000, respectively, in interest expense, excluding amortization of deferred financing costs.  During the first half of fiscal year 2011, the Company reduced the outstanding balance of the facility by $5.5 million in voluntary payments.  As of April 3, 2011, the Company had $22.3 million available to borrow under the Bank of America facility.

        The Bank of America facility contains covenants whereby, among other things, the Company is required to maintain compliance with agreed levels of fixed charge coverage and total leverage.  The facility also contains customary restrictions on incurring indebtedness and liens, making investments and paying dividends.

         As of April 3, 2011, the Company was in compliance with the covenant requirements of the Bank of America facility.  The Company believes it is probable that it will remain in compliance with all of those covenant requirements for the foreseeable future.  However, if the Company fails to achieve certain revenue, expense or profitability levels, the Company could violate the financial covenants under the facility, potentially resulting in interest rate increases and acceleration of maturity of the loans, which in turn could adversely affect the Company’s financial condition, results of operations or cash flows.

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

6.	PER SHARE DATA

The following table sets forth the calculation of earnings per share (“EPS”) for the periods presented:

	Quarter Ended
	(unaudited)
	April 3,	March 28,
	2011	2010
Basic EPS Computation:
Numerator:
Net income	$1,521,829	$2,360,626
Denominator:
Weighted average common shares outstanding	15,823,271	15,823,271
Total shares	15,823,271	15,823,271
Basic EPS	$0.10	$0.15

Diluted EPS Computation:
Numerator:
Net income	$1,521,829	$2,360,626
Denominator:
Weighted average common shares outstanding	15,823,271	15,823,271
Incremental shares from assumed
exercise of stock options	237,862	223,004
Total shares	16,061,133	16,046,275
Diluted EPS	$0.09	$0.15

	Six Months Ended
	(unaudited)
	April 3,	March 28,
	2011	2010
Basic EPS Computation:
Numerator:
Net income	$3,130,932	$5,413,420
Denominator:
Weighted average common shares outstanding	15,823,271	15,823,271
Total shares	15,823,271	15,823,271
Basic EPS	$0.20	$0.34

Diluted EPS Computation:
Numerator:
Net income	$3,130,932	$5,413,420
Denominator:
Weighted average common shares outstanding	15,823,271	15,823,271
Incremental shares from assumed
exercise of stock options	230,358	225,676
Total shares	16,053,629	16,048,947
Diluted EPS	$0.20	$0.34

7.	STOCK OPTIONS

The Company measures the cost of all employee stock-based compensation awards based on the grant date fair value of those awards using a Black-Scholes model and records that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). No options were granted during the quarter and six months ended April 3, 2011 or March 28, 2010.  Therefore, there was no impact on the income statement or cash flow statement as a result of stock-based compensation for any of these periods as there were no new options granted and all outstanding options are fully vested.

8.	INCOME TAXES

The Company accounts for any uncertainty in income taxes based on a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The balance of unrecognized tax benefits was zero as of April 3, 2011 and September 26, 2010.

The Company recognizes interest and penalties, if any, as part of income taxes. The total amount of interest and penalties recognized in the statements of income was zero for the quarters and six months ended April 3, 2011 and March 28, 2010.

The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions.

The effective tax rate was 37.6% for the first half of fiscal years 2011 and 2010.

9.	CONTINGENCIES

Legal Proceedings

The Company is involved in certain legal actions and claims arising in the ordinary course of business.  Management believes (based, in part, on advice of legal counsel) that such contingencies, including the matters described below, have been or will be resolved without materially and adversely affecting the Company’s financial position, results of operations or cash flows.  The Company intends to vigorously contest all claims and grievances described below.

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

All of the named defendants tried unsuccessfully to dismiss the action.  In refusing to dismiss the case, the court ruled on November 13, 2009, that the Company had established a probability of prevailing on the merits, and that the Company had submitted substantial evidence that the defendants’ accusations of racism were not true.  The defendants thereafter filed an appeal, which was denied by the California court of appeals.  The defendants petitioned for review by the California Supreme Court, which denied review on March 2, 2011.  The action has returned to the trial court for further proceedings.

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

On October 7, 2010, the arbitrator ruled in the Company’s favor, upholding the Company’s decision to terminate the employment of these former employees.  Arteaga thereafter asked the NLRB to examine the arbitrator’s decision and to make a determination on the merits of the unfair labor practice charge.  After its own investigation, the NLRB dismissed the charge on February 17, 2011.

        Concentration of Sources of Labor

The Company’s total hourly and salaried workforce consisted of approximately 763 employees at April 3, 2011.  Approximately 78% of the Company’s employees are unionized with the United Food & Commercial Workers Union, Local 770 and are covered by a three-year collective bargaining agreement renewed effective March 1, 2008, which expired on March 1, 2011.  As of April 3, 2011, the Company was in on-going negotiations with the union.

Concentrations of Credit Risk

Cash used primarily for working capital purposes is maintained in two accounts with two major financial institutions. The account balances as of April 3, 2011 exceeded the Federal Deposit Insurance Corporation insurance limits.  If the financial banking markets experience disruption, the Company may need to temporarily rely on other forms of liquidity, including borrowing under its credit facility.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  The Company performs on-going credit evaluations of each customer’s financial condition and generally requires no collateral from its customers.  A bankruptcy or other significant financial deterioration of any customer could impact its future ability to satisfy its receivables with the Company.  Allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions.  For the first six months of fiscal years 2011 and 2010, write-offs, net of recoveries, to the allowance for doubtful accounts were immaterial.

A significant portion of the Company’s total net revenues and receivables during the first six months of fiscal years 2011 and 2010 were derived from three customers as described below:

Net Revenues

	April 3,	March 28,
Customer	2011	2010
Jenny Craig, Inc.	31%	25%
Panda Restaurant Group, Inc.	26%	31%
Safeway Inc.	16%	17%

Receivables

	April 3,	March 28,
Customer	2011	2010
Panda Restaurant Group, Inc. (through its distributors)	34%	36%
Jenny Craig, Inc.	24%	23%
Safeway Inc.	19%	18%

10.	RELATED PARTY TRANSACTIONS

In February 2004, the Company engaged Alexander Auerbach & Co., Inc. (“AAPR”) to provide the Company with public relations and marketing services.  AAPR provides public relations, media relations and communications marketing services to support the Company’s sales activities.  Alexander Auerbach, who is a director and stockholder of the Company, is a stockholder, director and officer of AAPR.  Fees paid to AAPR for services rendered under this engagement during the first half of fiscal years 2011 and 2010 were $29,000 and $21,000, respectively.

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

The carrying amount of the Company’s financial instruments, which are not marked to fair value at each reportable date and principally include trade receivables and accounts payable, approximate fair value due to the relatively short maturity of such instruments.  The Company believes the carrying value of the debt approximates the fair value at both April 3, 2011 and September 26, 2010, as the debt bears interest at variable rates based on prevailing market conditions.  As of April 3, 2011, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable rate debt approximated rates currently available to the Company.

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

The Company has completed an evaluation of all subsequent events through the issuance date of these financial statements, and concluded no other subsequent events occurred that required recognition or disclosure other than the matter noted below.

Subsequent to the end of the second quarter of fiscal year 2011, the Company removed "Interim" from Tracy E. Quinn's Chief Financial Officer title. She will continue her employment at the Company as an at-will employee.

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

•	changes in our business environment, including actions of competitors and changes in customer preferences, as well as disruptions to our customers’ businesses;

•	seasonality in the retail category;

•	loss of key customers due to competitive environment or production being moved in-house by customers;

•	fulfillment by suppliers of existing raw materials contracts;

•	natural disasters that can impact, among other things, costs of fuel and raw materials;

•	the occurrence of acts of terrorism or acts of war;

•	changes in governmental laws and regulations, including income taxes;

•	change in control due to takeover or other significant changes in ownership;

•	financial viability and resulting effect on revenues and collectability of accounts receivable of our customers during the on-going economic downturn and any future deep recessionary periods;

•	ability to obtain additional financing as and when needed, and rising costs of credit that may be associated with new borrowings;

•	voluntary or government-mandated food recalls;

•	continued price promotions by national brands;

•	effects of legal proceedings in which we are or may become involved from time to time; and

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

Our goal is to continue as a leading developer and manufacturer of value-added food products and provider of custom prepared frozen foods.  We intend to continue to execute our growth and operating strategies, which include:

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

Net revenues of $40.5 million for the second quarter of fiscal year 2011 reflected a decline of $10.0 million or 19.8% compared to the second quarter of fiscal year 2010. The retail category declined $7.2 million due to reduced sales to our significant customers in the category, and was further impacted by the previously disclosed reduction in sales to H.J. Heinz Company.  The foodservice category declined $2.6 million due primarily to reduced sales to the Panda Restaurant Group, Inc. (“PRG”).  The airline category declined slightly by $62,000 or 3.1%.  We anticipate that declines in these areas will be partially offset in future periods by sales of the Boston Market brand products as well as another major national retailer’s products that we began producing in the third quarter of fiscal year 2011 as detailed below.

On November 4, 2010, we entered into a five-year licensing agreement with Boston Market Corporation (“BMC”) for the exclusive right to use BMC’s trademarks, trade dress and copyrights in connection with the manufacturing, advertising, promotion, sales and distribution of frozen food and certain shelf-stable licensed products.  The agreement commences on July 1, 2011.  The agreement also contains options for two sixty-month renewal terms.  We will pay BMC an earned royalty computed at four and a half percent of net sales of Boston Market brand product, with no guaranteed minimum royalties during the initial term. We will pay a guaranteed minimum royalty of $2.75 million and $3.25 million for the first and second renewal terms, respectively, if we choose to exercise the renewal options.  We anticipate producing the Boston Market products towards the end of the third quarter of fiscal year 2011 with shipment and sales occurring in the fourth quarter of fiscal year 2011.

        On November 11, 2010, we were selected to produce a line of 16 private label frozen meals for a major national retailer.  The multi-year agreement with the national retailer is expected to generate initial annual sales of approximately $7 million, with the opportunity for increased volume over time.  Full production and shipment began in the middle of the third quarter of fiscal year 2011.  For competitive reasons, the customer has asked that its name not be disclosed.

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

        Gross profit was $4.5 million for the second quarter of fiscal year 2011, compared to $6.8 million for the second quarter of fiscal year 2010.  The decrease in gross profit was due to decreased net revenues as well as reduced margin.  Gross margin (gross profit as a percentage of net revenues) decreased to 11.1% for the second quarter of fiscal year 2011, from 13.5% for the second quarter of fiscal year 2010 due largely to higher overhead costs as a percentage of net revenues as well as a less favorable sales mix resulting from lower retail sales.  In addition, our production efficiencies were somewhat reduced as a result of smaller production runs that were required to manage lower customer order levels.  We expect that with increased production volume to our new customers we will improve our efficiencies and overhead cost as a percentage of net revenue starting in the latter part of the third quarter of fiscal year 2011.  We also paid brokerage to Safeway Inc. of $221,000, which is recorded as a reduction to net revenues and thus adversely affects gross margin.  Towards the end of the third quarter of fiscal year 2010, Safeway Inc. changed its in-store sales and marketing model thereby eliminating its previous brokerage arrangement.  As a result, we are no longer paying brokerage to an independent third party but now pay Safeway Inc., which is recorded as a reduction to net revenues rather than as a selling, general and administrative (“SG&A”) expense.

        Operating income for the second quarter of fiscal year 2011 was $2.5 million (6.2% of net revenues), compared to $4.1 million (8.1% of net revenues) for the second quarter of fiscal year 2010, due primarily to lower net revenues and gross profit as noted above.  SG&A expenses as a percentage of net revenues decreased to 4.9% for the second quarter of fiscal year 2011, compared to 5.3% for the second quarter of fiscal year 2010 due primarily to reduced legal and brokerage expenses.  SG&A expense decreased $652,000 to $2.0 million for the second quarter of fiscal year 2011, compared to $2.7 million for the second quarter of fiscal year 2010, due predominately to a reclassification of Safeway Inc. brokerage expense ($221,000), which is now recorded as a reduction of net revenues, as well as a $353,000 reduction in legal fees due partly to a one-time insurance reimbursement of $125,000 and partly to our resolution of certain litigation matters as described in Part II, Item 1 of this report and prior filings with the Commission.  Net income for the second quarter of fiscal year 2011 was $1.5 million (3.7% of net revenues), compared to $2.4 million (4.8% of net revenues) for the second quarter of fiscal year 2010, due to lower gross profit partially offset by decreases in amortization and interest expense as a result of lower interest rates and pay-downs under our credit facility.

For the first six months of fiscal year 2011, net revenues of $85.3 million reflected a 20.1% decrease compared to the first six months of fiscal year 2010.  Retail net revenues declined $12.9 million due to the loss of business from H. J. Heinz Company described above, as well as decreases in our significant accounts in this category.  Foodservice net revenues decreased $8.7 million or 25.7%. These declines were partially offset by an increase in airline of $171,000 or 4.4%.

Gross profit was $9.5 million for the first six months of fiscal year 2011, compared to $14.7 million for the first six months of fiscal year 2010.  The decrease in gross profit dollars was due to lower net revenues as well as reduced margin. Gross margin decreased to 11.1% for the first six months of fiscal year 2011 from 13.8% for the first six months of fiscal year 2010.  The gross margin decrease was driven by lower sales volume and higher overhead cost due to smaller runs and increased maintenance cost. We also had less favorable commodity prices versus the same time last year due to increases in certain commodities. Although we see indications of inflation on commodities for the rest of calendar year 2011, we plan to manage increases with forward buying and pricing opportunities where appropriate.

        Operating income for the first six months of fiscal year 2011 was $5.2 million (6.1% of net revenues), compared to $9.5 million (8.9% of net revenues) for the first six months of fiscal year 2010, due primarily to lower net revenues and lower gross profits.  SG&A expenses as a percentage of net revenues were 5.0% for the first six months of both fiscal years 2011 and 2010.  SG&A expense for the first six months of fiscal year 2011 decreased by $939,000 as compared to the first six months of fiscal year 2010, driven by a $421,000 reduction in legal fees, due partly to a one-time insurance reimbursement of $125,000 and partly to our resolution of certain litigation matters as described in Part II, Item 1 of this report and prior filings with the Commission, and a $596,000 decrease in brokerage expense, due primarily from the change in recording of brokerage expense for Safeway Inc. of $424,000. We expect SG&A to remain relatively steady as we continue to contest all remaining claims and grievances as described in Part II, Item 1 of this report.  Net income for the first six months of fiscal year 2011 was $3.1 million (3.6% of net revenues) compared to $5.4 million (5.1% of net revenues) for the first six months of fiscal year 2010, due to lower gross profits partially offset by lower amortization expense and lower interest expense as a result of lower rates and pay-downs under our credit facility.

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

Goodwill.  We evaluate goodwill at least annually for impairment.  We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data.  As of April 3, 2011, we had goodwill of $12.2 million.  A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

Income Taxes.  We evaluate the need for a valuation allowance on our deferred tax assets based on whether we believe that it is more likely than not that all deferred tax assets will be realized.  We consider future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for valuation allowances.  In the event we determine that we would not be able to realize all or part of our deferred tax assets, we would record an adjustment to the deferred tax asset and a charge to income at that time.

We account for uncertainty in income taxes based on a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The balance of unrecognized tax benefits was zero as of April 3, 2011 and September 26, 2010.

We recognize interest and penalties as part of income taxes.  No interest and penalties were recognized in the statement of income for the first six months of fiscal year 2011.

Concentrations of Credit Risk

Cash used primarily for working capital purposes is maintained in two accounts with two major financial institutions. The account balances as of April 3, 2011 exceeded the Federal Deposit Insurance Corporation insurance limits.  If the financial banking markets experience disruption, we may need to temporarily rely on other forms of liquidity, including borrowing under our credit facility.

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  We perform on-going credit evaluations of each customer’s financial condition and generally require no collateral from our customers.  We charge off uncollectible accounts at the point in time when no recovery is expected.

A significant portion of our total net revenues and receivables during the first six months of fiscal years 2011 and 2010 were derived from three customers as described below:

Net Revenues

	April 3,	March 28,
Customer	2011	2010
Jenny Craig, Inc.	31%	25%
Panda Restaurant Group, Inc.	26%	31%
Safeway Inc.	16%	17%

Receivables

	April 3,	March 28,
Customer	2011	2010
Panda Restaurant Group, Inc. (through its distributors)	34%	36%
Jenny Craig, Inc.	24%	23%
Safeway Inc.	19%	18%

Results of Operations

While we operate as a single business unit, manufacturing various products on common production lines, revenues from similar customers are grouped into the following natural categories: retail, foodservice and airlines.

Quarter Ended April 3, 2011 Compared to Quarter Ended March 28, 2010

The quarters ended April 3, 2011 and March 28, 2010 were both 13-week periods.

        Net Revenues.  Net revenues for the second quarter of fiscal year 2011 decreased $10.0 million, or 19.8% (predominantly attributable to lower sales volume and a less favorable sales mix resulting from lower retail sales), to $40.5 million from $50.5 million for the second quarter of fiscal year 2010 due to decreases in retail, foodservice and airline net revenues.

Retail net revenues decreased $7.2 million (21.3%) to $26.6 million for the second quarter of fiscal year 2011 from $33.8 million for the second quarter of fiscal year 2010.  The decrease in net revenues was primarily due to reduced sales to Safeway Inc., H. J. Heinz Company, and Jenny Craig, Inc. of $3.8 million, $3.2 million and $1.2 million, respectively. As previously disclosed, H. J. Heinz Company had informed us that it intended to move all of its remaining volume to self-manufacture beginning after their contract expired at the end of calendar year 2009.  The decreases in Safeway Inc. and Jenny Craig, Inc. are due to the slow economic recovery, their inventory management plans and increased price promotions by national brands, which seem to be abating.  These decreases were partially offset by increases of $909,000 to other existing customers.

Foodservice net revenues decreased $2.6 million (17.8%) to $12.0 million for the second quarter of fiscal year 2011 from $14.6 million for the second quarter of fiscal year 2010 due to reduced sales to PRG. Although net revenues from PRG for the second quarter of fiscal year 2011 were lower than the second quarter of fiscal year 2010, based on our current run rates, we anticipate that our PRG annualized net revenues for calendar year 2011 will be similar to those of calendar year 2010.

Airline net revenues slightly decreased $62,000 (3.1%) to $1.9 million for the second quarter of fiscal year 2011 from $2.0 million for the second quarter of fiscal year 2010 due to decreased volume as the airline industry continues to cut costs.

        Gross Profit. Gross profit for the second quarter of fiscal year 2011 decreased by $2.3 million (33.8%) to $4.5 million from $6.8 million for the second quarter of fiscal year 2010 due predominately to decreased net revenues.  Gross margin decreased to 11.1% for the second quarter of fiscal year 2011 from 13.5% for the second quarter of fiscal year 2010, due largely to higher overhead costs as a percentage of net revenues on lower sales volume, a less favorable sales mix resulting from lower retail sales, reduced production efficiencies as a result of smaller production runs that were required to manage lower customer order levels, brokerage paid to Safeway Inc. of $221,000 and less favorable commodity prices versus the same time last year due to increases in certain commodities.

         Selling, General and Administrative Expenses. SG&A expenses decreased $652,000 (24.1%) to $2.0 million (4.9% of net revenues) for the second quarter of fiscal year 2011 from $2.7 million (5.3% of net revenues) for the second quarter of fiscal year 2010.  The decrease in SG&A expense was due to a $353,000 reduction in legal fees, due partly to a one-time insurance reimbursement of $125,000 and partly to our resolution of certain litigation matters as described in Part II, Item 1 of this report and prior filings with the Commission, and to a $303,000 decrease in brokerage expense, stemming primarily from the change in recording of brokerage expenses for Safeway Inc. ($221,000).  During the latter part of the third quarter of fiscal year 2010, Safeway Inc. changed its in-store sales and marketing model thereby eliminating its previous brokerage arrangement.  As a result, we are no longer paying brokerage to an independent third party but now pay Safeway Inc. and record these costs as a reduction to net revenues rather than as SG&A expense, as was done in the second quarter of fiscal year 2010.

Operating Income.  Operating income decreased $1.6 million (39.0%) to $2.5 million (6.2% of net revenues) for the second quarter of fiscal year 2011 from $4.1 million (8.1% of net revenues) for the second quarter of fiscal year 2010.  The decrease in operating income was the result of the decreases in net revenues and gross profit as noted above.

Total Interest Expense.  Total interest expense for the second quarter of fiscal year 2011 was $80,000, compared to $346,000 for the second quarter of fiscal year 2010.  The decrease in total interest expense is due to decreased amortization and interest expense due to lower debt balances and lower variable interest rates.

Income Tax Provision.  Income tax expense was $890,000 for the second quarter of fiscal year 2011, compared to $1.4 million for the second quarter of fiscal year 2010.  The difference was a result of income before taxes decreasing $1.4 million from $3.8 million for the second quarter of fiscal year 2010 to $2.4 million for the second quarter of fiscal year 2011.  The effective tax rates were 36.9% and 37.6% for the second quarter of fiscal years 2011 and 2010, respectively.

Net Income. Net income for the second quarter of fiscal year 2011 was $1.5 million, or $0.10 per basic and $0.09 per diluted share, compared to net income of $2.4 million, or $0.15 per basic and diluted share, for the second quarter of fiscal year 2010.

Six Months Ended April 3, 2011 Compared to Six Months Ended March 28, 2010

The six month period ended April 3, 2011 was a 27 week period compared to the six month period ended March 28, 2010 which was a 26 week period.

        Net Revenues.  Net revenues decreased $21.4 million or 20.1% (predominantly attributable to lower sales volume and a less favorable sales mix resulting from lower retail sales), to $85.3 million for the first six months of fiscal year 2011 from $106.7 million for the first six months of fiscal year 2010, due to decreases in retail and foodservice net revenues offset by a slight increase in airline net revenues.

Retail net revenues decreased $12.9 million (18.7%) to $56.0 million for the first six months of fiscal year 2011 from $68.9 million for the first six months of fiscal year 2010.  The decrease in retail net revenues was largely due to the loss of business from H. J. Heinz Company (a decrease of $7.0 million compared to the first six months of fiscal year 2010) because it moved a large portion of its production to its own facilities, and to reduced sales to Safeway Inc. and Jenny Craig, Inc., a decrease of $6.1 million and $2.9 million, respectively, due to their inventory management plans and a slow economic recovery. We expect an improvement in the retail category in the second half of fiscal year 2011 as we begin the Boston Market line and 16 entrees for a major national retailer.

         Foodservice net revenues decreased $8.7 million (25.7%) to $25.2 million for the first six months of fiscal year 2011 from $33.9 million for the first six months of fiscal year 2010.  The decrease was attributable to reduced sales to PRG of $8.4 million. Based on our current run rates, we anticipate that our PRG annualized net revenues for calendar year 2011 will be similar to those of calendar year 2010.  We continue our sales efforts in this category and continue to believe that foodservice represents a significant opportunity for us.

         Airline net revenues increased $171,000 (4.4%) to $4.1 million for the first six months of fiscal year 2011 from $3.9 million for the first six months of fiscal year 2010 due to increased volume to an existing customer.  However, due to continuing airline industry initiatives to cut costs, airline net revenues are not likely to increase again and may decrease in future periods.

         Gross Profit.  Gross profit decreased by $5.2 million (35.4%) to $9.5 million for the first six months of fiscal year 2011 from $14.7 million for the first six months of fiscal year 2010.  Gross profit as a percentage of net revenues decreased to 11.1% for the first six months of fiscal year 2011 from 13.8% for the first six months of fiscal year 2010 due largely to higher overhead costs as a percentage of net revenues, a less favorable sales mix resulting from lower retail sales, brokerage paid to Safeway Inc. of $424,000, increased maintenance cost as we make improvements to maintain certification under the new global Food Safety Management Systems standard FSSC 22000 and less favorable commodity prices versus the same time last year. Although we see indications of inflation on commodities for the rest of calendar year 2011, we plan to offset these increases with forward buying and pricing opportunities where appropriate.

         Selling, General and Administrative Expenses. SG&A expenses decreased $939,000 (17.7%) to $4.3 million (5.0% of net revenues) for the first six months of fiscal year 2011 from $5.3 million (5.0% of net revenues) for the first six months of fiscal year 2010.  SG&A expenses were driven by a $421,000 reduction in legal fees, due partly to a one-time insurance reimbursement of $125,000 and partly to our resolution of certain litigation matters as described in Part II, Item 1 of this report and prior filings with the Commission, and a $569,000 decrease in brokerage expense, due primarily from the change in recording of brokerage expense for Safeway Inc. ($424,000).  During the latter part of the third quarter of fiscal year 2010, Safeway Inc. changed its distribution model and began handling its distribution itself.  As a result, we are no longer paying brokerage to an independent third party but now paying Safeway Inc. as reduction to net revenues rather than as an SG&A expense. We expect SG&A expense to remain at the current level as we continue to contest all claims and grievances as described in Part II, item 1 of this report.

         Operating Income.  Operating income decreased $4.3 million (45.3%) to $5.2 million for the first six months of fiscal year 2011 from $9.5 million for the first six months of fiscal year 2010.  The decrease in operating income was the result of the decrease in net revenues and gross profit as noted above.

         Total Interest Expense.  Total interest expense for the first six months of fiscal year 2011 was $172,000, compared to $778,000 for the first six months of fiscal year 2010.  The decrease in total interest expense was due to decreased amortization and interest expense due to lower debt balances and lower variable interest rates. We expect interest expense to remain low going forward as our debt balance remains low.

         Income Tax Provision.  Income tax expense was $1.9 million for the first six months of fiscal year 2011, compared to $3.3 million for the first six months of fiscal year 2010.  The difference was a result of income before taxes decreasing $3.7 million from $8.7 million for the first six months of fiscal year 2010 to $5.0 million for the first six months of fiscal year 2011.  The effective tax rates were 37.6% for the first six months of fiscal years 2011 and 2010.

         Net Income. Net income for the first six months of fiscal year 2011 was $3.1 million, or $0.20 per basic and diluted share, compared to net income of $5.4 million, or $0.34 per basic and diluted share, for the first six months of fiscal year 2010.

Liquidity and Capital Resources

        During the first six months of fiscal years 2011 and 2010, our operating activities provided cash of $5.1 million and $10.2 million, respectively.  Cash generated from operations before working capital changes for the first six months of fiscal year 2011 was $5.1 million.  Cash used in changes in working capital was $53,000 during the first six months of fiscal year 2011 and resulted from cash used to increase inventory by $2.0 million, in anticipation of increased customer orders, as well as a decrease in accrued liabilities of $123,000.  This was partially offset by decreases in accounts receivable and prepaid expenses and other assets of $1.6 million and $109,000, respectively, as well as an increase in accounts payable of $354,000.  As of April 3, 2011, we had working capital of $23.5 million compared to working capital of $24.4 million at fiscal year end 2010.  The decrease in working capital was due primarily to a decrease in accounts receivable.  We anticipate increasing our working capital on an on-going basis, starting in the third quarter of fiscal year 2011, as we prepare for the launch of the Boston Market products.  We were able to fund our operations in the first six months of fiscal year 2011 internally while decreasing our external debt.

During the first six months of fiscal year 2011, our investing activities, consisting primarily of capital expenditures, resulted in a net use of cash of approximately $435,000, compared to a net use of cash of approximately $1.2 million during the first six months of fiscal year 2010.  The property and equipment additions were made to accommodate additional business opportunities, meet anticipated growth and improve operating efficiency as well as, maintain certification under the new global Food Safety Management Systems standard FSSC 22000.  We believe the short-term cash outlay for this certification will allow us future growth opportunities as we are better positioned to compete for new customers and products.

During the first six months of fiscal year 2011, our financing activities resulted in a use of cash of $5.5 million, compared to a use of cash of $8.7 million during the first six months of fiscal year 2010.  The use of cash during the first six months of fiscal year 2011 was primarily the result of $5.5 million in voluntary payments we made on our revolving credit facility.

We believe that our cash, financial liquidity positions and financial strength are sufficient to fund current working capital needs and future growth initiatives, including potential acquisitions and the launch of the Boston Market products.

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

The Bank of America facility bears annual interest at the British Bankers Association LIBOR Rate, or LIBOR, plus an applicable margin (listed below). The margin was initially 1.75%.  Beginning January 1, 2011, and adjusted quarterly thereafter, the margin is calculated as follows:

Ratio of aggregate outstanding funded commitments under the facility (including letter of credit obligations) to EBITDA for the preceding four quarters	Applicable Margin
Greater than or equal to 1.50:1	2.00%

Greater than or equal to 0.50:1
but less than 1.50:1	1.75%

Less than 0.50:1	1.50%

         As of April 3, 2011, there was $7.7 million outstanding under the Bank of America facility with an applicable interest rate of 2.0%.  In addition, we will pay an unused fee equal to 0.25% per annum.  For the first six months of fiscal years 2011 and 2010, we incurred $116,000 and $575,000, respectively, in interest expense, excluding amortization of deferred financing costs.  During the first six months of fiscal year 2011, we reduced the outstanding balance of the facility by $5.5 million in voluntary payments .  As of April 3, 2011, we had $22.3 million available to borrow under the new credit facility.

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

         As of April 3, 2011, we were in compliance with the covenant requirements of the Bank of America facility.  We believe it is probable that we will remain in compliance with all of those covenant requirements for the foreseeable future.  However, if we fail to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under our financing arrangements could result, interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect our financial condition, results of operations or cash flows.

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

Following is a summary of our contractual obligations at April 3, 2011:

	Payments Due By Period
CONTRACTUAL OBLIGATIONS	Total	Remainder of Fiscal Year 2011	2-3 Years	4-5 Years	More than 5 Years

Debt maturities	$7,672,647	$-	$7,672,647	$-	$-
Interest Expense(1)	527,841	106,383	421,458	-	-
Operating lease obligations(2)	10,193,797	1,657,561	4,966,264	2,486,642	1,083,330
Other Contractual obligations	440,493	312,029	128,464	-	-
Open purchase orders	17,862,389	13,438,208	4,424,181	-	-
Total contractual obligations	$36,697,167	$15,514,181	$17,613,014	$2,486,642	$1,083,330
________
(1) Assumes only mandatory principal pay-down and the use of LIBOR as of April 3, 2011 on the Bank of America debt.
(2) Includes real estate leases.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – Obligations.  We are subject to interest rate risk on variable interest rate obligations.  A hypothetical 10% increase in average market interest rates would increase by approximately $15,000 the annual interest expense on our debt outstanding as of April 3, 2011.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of April 3, 2011, that the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended April 3, 2011, there were no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All of the named defendants tried unsuccessfully to dismiss the action.  In refusing to dismiss the case, the court ruled on November 13, 2009, that we had established a probability of prevailing on the merits, and that we had submitted substantial evidence that the defendants’ accusations of racism were not true.  The defendants thereafter filed an appeal, which was denied by the California court of appeals.  The defendants petitioned for review by the California Supreme Court, which denied review on March 2, 2011.  The action has returned to the trial court for further proceedings.

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

On October 7, 2010, the arbitrator ruled in our favor, upholding our decision to terminate the employment of these former employees.  Arteaga thereafter asked the NLRB to examine the arbitrator’s decision and to make a determination on the merits of the unfair labor practice charge.  After its own investigation, the NLRB dismissed the charge on February 17, 2011.

Item 6.	Exhibits

Exhibit Number	Description

31.1 (1)	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (1)	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 (1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERHILL FARMS, INC.
(Registrant)

Date: May 13, 2011	By:	/s/ James Rudis
James Rudis
Chief Executive Officer
(principal executive officer)

Date: May 13, 2011	By:	/s/ Tracy E. Quinn
Tracy E. Quinn
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