Form 10-Q
period 2011-07-03
OVERHILL FARMS INC
filed 2011-08-12
CIK 1101020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

As of August 12, 2011, there were 15,823,271 shares of the issuer’s common stock, $.01 par value, outstanding.

OVERHILL FARMS, INC.
FORM 10-Q
QUARTER ENDED JULY 3, 2011

Item 1.   Financial Statements

OVERHILL FARMS, INC.
CONDENSED BALANCE SHEETS

Assets

	July 3,	September 26,
	2011	2010
	(Unaudited)

Current assets:
Cash	$3,577,458	$5,967,741
Accounts receivable	12,271,123	14,121,600
Inventories	19,330,931	13,059,063
Prepaid expenses and other	1,661,664	1,611,049
Deferred income taxes	1,073,897	1,073,897
Total current assets	37,915,073	35,833,350

Property and equipment, at cost:
Fixtures and equipment	25,847,528	25,041,914
Leasehold improvements	12,549,638	12,528,025
Automotive equipment	92,886	92,886
Property and equipment gross	38,490,052	37,662,825
Less accumulated depreciation and amortization	(24,924,326)	(22,524,036)
Total property and equipment	13,565,726	15,138,789

Other non-current assets:
Goodwill	12,188,435	12,188,435
Deferred financing costs, net of accumulated amortization of $462,000
and $379,000 at July 3, 2011 and September 26, 2010, respectively	154,055	235,484
Other	2,070,855	2,381,261
Total other non-current assets	14,413,345	14,805,180

Total assets	$65,894,144	$65,777,319

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED BALANCE SHEETS (continued)

Liabilities and Stockholders’ Equity

	July 3,	September 26,
	2011	2010
	(Unaudited)
Current liabilities:
Accounts payable	$10,783,619	$8,203,803
Accrued liabilities	3,452,424	3,248,436
Total current liabilities	14,236,043	11,452,239

Long-term accrued liabilities	595,791	536,730
Deferred tax liabilities	1,519,463	1,519,463
Long-term debt, less current maturities	7,672,647	13,197,647
Total liabilities	24,023,944	26,706,079

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 50,000,000 shares, 4.43 designated as Series A Convertible Preferred Stock, 0 shares
issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares, 15,823,271
shares issued and outstanding at July 3, 2011 and September 26, 2010	158,233	158,233
Additional paid-in capital	11,558,479	11,558,479
Retained earnings	30,153,488	27,354,528
Total stockholders’ equity	41,870,200	39,071,240

Total liabilities and stockholders’ equity	$65,894,144	$65,777,319

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Quarter Ended
	July 3,	June 27,
	2011	2010

Net revenues	$39,666,756	$43,360,677
Cost of sales	37,692,943	39,047,893
Gross profit	1,973,813	4,312,784

Selling, general and administrative expenses	2,520,145	2,505,551

Operating (loss) income	(546,332)	1,807,233

Interest expense:
Interest expense	(51,885)	(210,483)
Amortization of debt discount and deferred financing costs	(27,158)	(101,504)
Total interest expense	(79,043)	(311,987)

Other expense	-	(3,000)

(Loss) income before income tax (benefit) expense	(625,375)	1,492,246

Income tax (benefit) expense	(293,404)	561,913

Net (loss) income	$(331,971)	$930,333

Net (loss) income per share:
Basic	$(0.02)	$0.06
Diluted	$(0.02)	$0.06

Shares used in computing net (loss) income per share:
Basic	15,823,271	15,823,271
Diluted	15,823,271	16,061,205

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Nine Months Ended
	July 3,	June 27,
	2011	2010

Net revenues	$124,967,766	$150,052,518
Cost of sales	113,492,700	131,034,537
Gross profit	11,475,066	19,017,981

Selling, general and administrative expenses	6,834,066	7,758,844

Operating income	4,641,000	11,259,137

Interest expense:
Interest expense	(168,330)	(785,806)
Amortization of debt discount and deferred financing costs	(82,546)	(304,512)
Total interest expense	(250,876)	(1,090,318)

Other expense	-	(4,000)

Income before income taxes	4,390,124	10,164,819

Income taxes	1,591,164	3,821,066

Net income	$2,798,960	$6,343,753

Net income per share:
Basic	$0.18	$0.40
Diluted	$0.17	$0.40

Shares used in computing net income per share:
Basic	15,823,271	15,823,271
Diluted	16,055,684	16,053,033

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	July 3,	June 27,
	2011	2010

Operating Activities:
Net income	$2,798,960	$6,343,753
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,866,946	3,005,804
Amortization of debt discount and deferred financing costs	82,548	304,512
Provision for doubtful accounts	-	(11,000)
Gain on sale of property and equipment	-	3,973
Changes in:
Accounts receivable	1,850,477	6,080,831
Inventories	(6,271,868)	274,007
Prepaid expenses and other assets	(51,045)	(670,525)
Accounts payable	2,579,816	(995,621)
Accrued liabilities	203,987	365,932
Net cash provided by operating activities	4,059,821	14,701,666

Investing Activities:
Additions to property and equipment	(923,987)	(1,677,563)
Proceeds from sale of property and equipment	-	637
Net cash used in investing activities	(923,987)	(1,676,926)

Financing Activities:
Principal payments on debt	(5,525,000)	(13,375,000)
Principal payments on equipment loans	-	(422,830)
Deferred financing costs	(1,117)	-
Net cash used in financing activities	(5,526,117)	(13,797,830)

Net decrease in cash	(2,390,283)	(773,090)
Cash at beginning of period	5,967,741	5,430,295
Cash at end of period	$3,577,458	$4,657,205

Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$166,544	$820,477
Income taxes	$1,671,065	$4,636,946

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 3, 2011
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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and nine months ended July 3, 2011 are not necessarily indicative of the results that may be expected for the year ending October 2, 2011 or for any other period.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

No new accounting pronouncements were issued during the quarter ended July 3, 2011 and through the date of this filing that the Company believes are applicable or would have a material impact on the Company's financial position or results of operations.

4.	INVENTORIES

Inventories of the Company as of July 3, 2011 and September 26, 2010 are summarized as follows:

	July 3,	September 26,
	2011	2010
	(unaudited)

Raw ingredients	$6,727,661	$5,223,444
Finished product	10,602,993	6,225,935
Packaging	2,000,277	1,609,684
	$19,330,931	$13,059,063

5.	LONG-TERM DEBT

Long-term debt of the Company as of July 3, 2011 and September 26, 2010 is summarized as follows:

	July 3,	September 26,
	2011	2010
	(unaudited)

Bank of America Revolver	$7,672,647	$13,197,647
	$7,672,647	$13,197,647

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

         As of July 3, 2011, there was $7.7 million outstanding under the Bank of America facility with an applicable interest rate of 1.9%.  In addition, the Company pays an unused fee equal to 0.25% per annum.  For the first nine months of fiscal years 2011 and 2010, the Company incurred $168,000 and $786,000, respectively, in interest expense, excluding amortization of deferred financing costs.  During the first nine months of fiscal year 2011, the Company reduced the outstanding balance of the facility by $5.5 million in voluntary payments.  As of July 3, 2011, the Company had $22.3 million available to borrow under the Bank of America facility.

         The Bank of America facility contains covenants whereby, among other things, the Company is required to maintain compliance with agreed levels of fixed charge coverage and total leverage.  The facility also contains customary restrictions on incurring indebtedness and liens, making investments and paying dividends.

         As of July 3, 2011, the Company was in compliance with the covenant requirements of the Bank of America facility.  The Company believes it is probable that it will remain in compliance with all of those covenant requirements for the foreseeable future.  However, if the Company fails to achieve certain revenue, expense or profitability levels, the Company could violate the financial covenants under the facility, potentially resulting in interest rate increases and acceleration of maturity of the loans, which in turn could adversely affect the Company’s financial condition, results of operations or cash flows.

6.	PER SHARE DATA

 The following table sets forth the calculation of earnings per share (“EPS”) for the periods presented:

	Quarter Ended
	(unaudited)
	July 3,	June 27,
	2011	2010
Basic EPS Computation:
Numerator:
Net (loss) income	$(331,971)	$930,333
Denominator:
Weighted average common shares outstanding	15,823,271	15,823,271
Total shares	15,823,271	15,823,271
Basic EPS	$(0.02)	$0.06

Diluted EPS Computation:
Numerator:
Net (loss) income	$(331,971)	$930,333
Denominator:
Weighted average common shares outstanding	15,823,271	15,823,271
Incremental shares from assumed
exercise of stock options	-	237,934
Total shares	15,823,271	16,061,205
Diluted EPS	$(0.02)	$0.06

	Nine Months Ended
	(unaudited)
	July 3,	June 27,
	2011	2010
Basic EPS Computation:
Numerator:
Net income	$2,798,960	$6,343,753
Denominator:
Weighted average common shares outstanding	15,823,271	15,823,271
Total shares	15,823,271	15,823,271
Basic EPS	$0.18	$0.40

Diluted EPS Computation:
Numerator:
Net income	$2,798,960	$6,343,753
Denominator:
Weighted average common shares outstanding	15,823,271	15,823,271
Incremental shares from assumed
exercise of stock options	232,413	229,762
Total shares	16,055,684	16,053,033
Diluted EPS	$0.17	$0.40

7.	STOCK OPTIONS

The Company measures the cost of all employee stock-based compensation awards based on the grant date fair value of those awards using a Black-Scholes model and records that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). No options were granted during the quarter and nine months ended July 3, 2011 or June 27, 2010.  Therefore, there was no impact on the income statement or cash flow statement as a result of stock-based compensation for any of these periods as there were no new options granted and all outstanding options are fully vested.

8.	INCOME TAXES

The Company accounts for any uncertainty in income taxes based on a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The balance of unrecognized tax benefits was zero as of July 3, 2011 and September 26, 2010.

The Company recognizes interest and penalties, if any, as part of income taxes. The total amount of interest and penalties recognized in the statements of income was zero for the quarters and nine months ended July 3, 2011 and June 27, 2010.

The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions.

The effective tax rates were 36.2% and 37.6% for the first nine months of each of fiscal years 2011 and 2010.

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

        Concentration of Sources of Labor

The Company’s total hourly and salaried workforce consisted of approximately 750 employees at July 3, 2011.  Approximately 77% of the Company’s employees are unionized with the United Food & Commercial Workers Union, Local 770 and are covered by a three-year collective bargaining agreement renewed effective March 1, 2008, which expired on March 1, 2011.  As of July 3, 2011, the Company was in on-going negotiations with the union. Subsequent to July 3, 2011 the Company and the United Food & Commercial Workers Union, Local 770, tentatively agreed to a new two-year collective bargaining agreement that was ratified on August 7, 2011.

Concentrations of Credit Risk

Cash used primarily for working capital purposes is maintained in two accounts with two major financial institutions. The account balances as of July 3, 2011 exceeded the Federal Deposit Insurance Corporation insurance limits.  If the financial banking markets experience disruption, the Company may need to temporarily rely on other forms of liquidity, including borrowing under its credit facility.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  The Company performs on-going credit evaluations of each customer’s financial condition and generally requires no collateral from its customers.  A bankruptcy or other significant financial deterioration of any customer could impact its future ability to satisfy its receivables with the Company.  Allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions.  For the first nine months of fiscal years 2011 and 2010, write-offs, net of recoveries, to the allowance for doubtful accounts were immaterial.

A significant portion of the Company’s total net revenues and receivables during the first nine months of fiscal years 2011 and 2010 were derived from three and four customers, respectively, as described below:

Net Revenues

	July 3,	June 27,
Customer	2011	2010
Jenny Craig, Inc.	31%	28%
Panda Restaurant Group, Inc.	26%	28%
Safeway Inc.	16%	18%

Receivables

	July 3,	June 27,
Customer	2011	2010
Panda Restaurant Group, Inc. (through its distributors)	32%	38%
Jenny Craig, Inc.	27%	27%
Safeway Inc.	12%	19%
Target Corporation (through its distributors)	11%	0%

10.	RELATED PARTY TRANSACTIONS

In February 2004, the Company engaged Alexander Auerbach & Co., Inc. (“AAPR”) to provide the Company with public relations and marketing services.  AAPR provides public relations, media relations and communications marketing services to support the Company’s sales activities.  Alexander Auerbach, who is a director and stockholder of the Company, is a stockholder, director and officer of AAPR.  Fees paid to AAPR for services rendered under this engagement during the first nine months of fiscal years 2011 and 2010 were $47,000 and $39,000, respectively.

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

The carrying amount of the Company’s financial instruments, which are not marked to fair value at each reportable date and principally include trade receivables and accounts payable, approximate fair value due to the relatively short maturity of such instruments.  The Company believes the carrying value of the debt approximates the fair value at both July 3, 2011 and September 26, 2010, as the debt bears interest at variable rates based on prevailing market conditions.  As of July 3, 2011, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable rate debt approximated rates currently available to the Company.

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

The Company has completed an evaluation of all subsequent events through the issuance date of these financial statements, and concluded no other subsequent events occurred that required recognition or disclosure other than the matters noted below and the legal matters described in Note 9 to these financial statements.

On July 28, 2011, the Company and the United Food & Commercial Workers Union, Local 770, tentatively agreed to a new two-year collective bargaining agreement that was ratified on August 7, 2011.

On August 4, 2011, the Company entered into a co-manufacturing, sales and distribution agreement with Bellisio Foods, Inc. (“Bellisio”).  The agreement covers a collaborative arrangement between the Company and Bellisio regarding the co-manufacture, sale and distribution of Boston Market Products. The term of the agreement is 24 months and allows Bellisio to manufacture approximately 50% of the Company’s Boston Market product line.  The Company and Bellisio will share 50%/50% in the first $2 million of aggregate profits, with the percentage shifting to 60% to the Company and 40% to Bellisio for any profits in excess of $2 million.  The Company will be responsible for development of all new items for the Boston Market line as well as maintaining the quality and consistency of all products produced.  For more information, refer to the Form 8-K filed with the Securities and Exchange Commission on August 10, 2011.

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

•	changes in our business environment, including actions of competitors and changes in customer preferences, as well as disruptions to our customers’ businesses;

•	seasonality in the retail category;

•	loss of key customers due to competitive environment or production being moved in-house by customers;

•	fulfillment by suppliers of existing raw materials contracts;

•	natural disasters that can impact, among other things, costs of fuel and raw materials;

•	the occurrence of acts of terrorism or acts of war;

•	changes in governmental laws and regulations, including income taxes;

•	change in control due to takeover or other significant changes in ownership;

•	financial viability and resulting effect on revenues and collectability of accounts receivable of our customers during the on-going economic downturn and any future deep recessionary periods;

•	ability to obtain additional financing as and when needed, and rising costs of credit that may be associated with new borrowings;

•	continued unfavorable operating variances due to lower sales volumes;

•	voluntary or government-mandated food recalls;

•	continued price promotions by national brands;

•	effects of legal proceedings in which we are or may become involved from time to time;

•	uncertainty of untested new initiatives, such as Bellisio collaboration; and

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

Overview

        We are a value-added manufacturer of high quality, prepared frozen food products for branded retail, private label, foodservice and airline customers.  Our product line includes entrées, plated meals, bulk-packed meal components, pastas, soups, sauces, poultry, meat and fish specialties, and organic and vegetarian offerings.  Our extensive research and development efforts, combined with our extensive catalogue of recipes and flexible manufacturing capabilities, provide customers with a one-stop solution for new product ideas, formulations and product manufacturing, as well as precise replication of existing recipes.  Our capabilities allow customers to outsource product development, product manufacturing and packaging, thereby avoiding significant fixed-cost and variable investments in resources and equipment.  Our customers include prominent nationally recognized names such as Panda Restaurant Group, Inc., Jenny Craig, Inc., Safeway Inc., American Airlines, Inc., Pinnacle Foods Group LLC and Target Corporation. We also sell frozen foods under the Boston Market brand, under exclusive license with Boston Market Corporation.

Our goal is to continue as a leading developer and manufacturer of value-added food products and provider of custom prepared frozen foods.  We intend to continue to execute our growth and operating strategies, which include:

·	diversifying and expanding our customer base by focusing on sectors we believe have attractive growth characteristics, such as foodservice and retail;

·	investing in and operating efficient production facilities;

·	providing value-added ancillary support services to customers;

·	offering a broad range of products to customers in multiple channels of distribution; and

·	exploring strategic acquisitions, investments and alliances.

With our growth in the retail segment over the last several years, our third quarter of fiscal year 2011 has reflected increased seasonality as consumers purchase fewer frozen meals during warmer summer months.  For the third quarter of fiscal 2011, this seasonality was further impacted by a continued weak economy and falling consumer confidence and demand.

Also, during the third fiscal quarter, we launched 16 new products for the Boston Market line and 16 for Target Corporation (“Target”).  The current report includes some early Target pipeline sales; and no sales for Boston Market, which began in July 2011. As part of these two major launches, we increased headcount by an average of 90 temporary production employees and incurred significant overtime expenses as we built an inventory pipeline for the two product lines.  We also increased our inventory balance by $6.3 million as we built up our pipeline inventory for the Boston Market launch.  Our working capital decreased as we funded the inventory build-up using our cash and by increasing accounts payable.

The combination of weak sales to existing customers, along with production expenses and investment spending for new product lines with largely yet unreported sales, resulted in decreased profits, and significantly lower gross margins largely attributed to low overhead absorption.  Additionally, high freight expenses and higher commodity costs resulted in a net loss for the third quarter of fiscal year 2011.

Like most companies, we will unfortunately continue to face headwinds related to the economy, including higher fuel and commodity costs and sluggish consumer demand.  To offset these ongoing challenges and to improve operating margins, we continue to aggressively seek new business opportunities and to closely monitor all categories of operating expenses.  One of our core strengths is our ability to mitigate rising food costs through strategic forward buying.  We expect that this strength will again play a role in our future success.  Additionally, as customer contracts come to renewal and as other opportunities develop we will take advantage of improved product pricing.

Also, in an effort to expedite the recovery of retail sales to existing customers, we have been working with our major existing retail accounts to refresh product lines and to introduce additional lines of products.  Some of these new lines and products will be introduced in the fourth quarter of fiscal year 2011.  With these new products and lines for our existing customers, our launch of Boston Market products, the start of 16 new products for Target described above we are optimistic for future retail sales.

Net revenues of $39.7 million for the third quarter of fiscal year 2011 reflected a decline of $3.7 million or 8.5% compared to the third quarter of fiscal year 2010. The retail category declined $2.6 million due to reduced sales to our significant customers in the category, and was further impacted by the previously disclosed reduction in sales to H.J. Heinz Company.  The foodservice category declined $1.1 million due primarily to reduced sales volume to the Panda Restaurant Group, Inc. (“PRG”).  The airline category increased slightly by $88,000 or 4.6%.  We anticipate that declines in net revenues seen in the third quarter of fiscal year 2011 will be offset in future periods by sales of the Boston Market brand products as well as Target products that we began producing in the third quarter of fiscal year 2011 as detailed below.

On November 4, 2010, we entered into a five-year licensing agreement with Boston Market Corporation (“BMC”) for the exclusive right to use BMC’s trademarks, trade dress and copyrights in connection with the manufacturing, advertising, promotion, sales and distribution of frozen food and certain shelf-stable licensed products.  The agreement commenced on July 1, 2011.  The agreement also contains options for two sixty-month renewal terms.  We will pay BMC an earned royalty computed at four and a half percent of net sales of Boston Market brand product, with no guaranteed minimum royalties during the initial five year term. We will pay guaranteed minimum royalties of $2.75 million and $3.25 million, respectively, for the first and second renewal terms, if we choose to exercise the renewal options.  We began production of the Boston Market products towards the end of the third quarter of fiscal year 2011 with shipment and sales occurring in the fourth quarter of fiscal year 2011.  Although there will be sales activity for Boston Market in the fourth quarter of fiscal year 2011, we expect greater growth in  the first quarter of fiscal year 2012 and beyond after the sell through in stores of Boston Market's previous supplier’s remaining inventory, which was higher than anticipated.

On November 11, 2010, we were selected to produce a line of 16 private label frozen meals for Target.  The multi-year agreement with Target is expected to generate initial annual sales of approximately $7 million, with the opportunity for increased volume over time.  Full production and shipment began in the middle of the third quarter of fiscal year 2011.

        Gross profit was $2.0 million for the third quarter of fiscal year 2011, compared to $4.3 million for the third quarter of fiscal year 2010.  The decrease in gross profit was due to decreased sales volume as well as a less favorable sales mix resulting from lower retail sales.  Gross margin (gross profit as a percentage of net revenues) decreased to 5.0% for the third quarter of fiscal year 2011, from 9.9% for the third quarter of fiscal year 2010 due largely to higher variable overhead costs as a percentage of net revenues, a less favorable sales mix  and higher conversion costs, specifically higher unfavorable indirect labor variances as a result of smaller production runs that were required to manage lower customer order levels.  In addition, during the third quarter of fiscal year 2011, we experienced unfavorable commodity prices compared to the same period last year due to increases in certain commodities. Freight expenses increased $277,000 in the third quarter of fiscal year 2011 vs. fiscal year 2010, due predominantly to increased shipments for Target products and higher fuel surcharges. We can anticipate continued increased freight expenses as sales volumes for Boston Market and Target increase and if fuel prices remain at their current levels. We also had start-up costs of $179,000 related to the test runs and initial product launch of the Boston Market brand that were expensed during the third quarter of fiscal year 2011.

Towards the end of the third quarter of fiscal year 2010, Safeway Inc. changed its in-store sales and marketing model thereby eliminating its previous brokerage arrangement.  As a result, we are no longer paying brokerage to an independent third party but now pay Safeway Inc., which is recorded as a reduction to net revenues rather than as a selling, general and administrative (“SG&A”) expense and thus adversely affects gross margin. The additional amount recorded as a reduction to net revenues rather than as SG&A, for the third quarter of fiscal year 2011, was $103,000.

Operating loss for the third quarter of fiscal year 2011 was $546,000 (1.4% of net revenues), compared to operating income of $1.8 million (4.1% of net revenues) for the third quarter of fiscal year 2010, due primarily to lower net revenues and gross profit as noted above.  SG&A expenses as a percentage of net revenues increased to 6.3% for the third quarter of fiscal year 2011, compared to 5.8% for the third quarter of fiscal year 2010 due primarily to lower net revenues on virtually unchanged SG&A.  SG&A expenses for the third quarter of fiscal year 2011 included one-time payments for pre-launch sales activities, including $100,000 for start-up management fees and $75,000 for start-up brokerage fees, paid to Bellisio Foods, Inc., as was required by the co-manufacturing, sales and distribution agreement that was signed in August, 2011. In addition, we also had $134,000 of one-time start-up marketing expenses, including package design, website development and retail store material design and production, stemming from the launch of the Boston Market product line. These one-time increases were offset by decreases in legal expense of $169,000 due to the conclusion of various legal proceedings and brokerage expense of $173,000, predominantly related to the Safeway reduction to net revenues rather than SG&A as previously disclosed.  Excluding the one-time items, we expect SG&A expense to remain at the current level as we continue to contest remaining claims and grievances as described in Part II, Item 1 of this report and as we incur additional brokerage and selling expenses, including royalty expenses, related to new customer products.  Net loss for the third quarter of fiscal year 2011 was $332,000 (0.8% of net revenues), compared to net income of $930,000 (2.1% of net revenues) for the third quarter of fiscal year 2010, due to lower gross profit, partially offset by a decrease in total interest expense as a result of lower interest rates and debt balances as well as a reduction in income tax expense.

For the first nine months of fiscal year 2011, net revenues of $125.0 million reflected a 16.7% decrease compared to the first nine months of fiscal year 2010.  Retail net revenues declined $15.5 million due to the loss of business from H. J. Heinz Company described above, as well as decreases in our significant accounts in this category.  Foodservice net revenues decreased $9.8 million or 21.0% due to reduced sales volume to PRG. These declines were partially offset by an increase in airline net revenues of $259,000 or 4.4%; however, we do not expect airline net revenues to increase or even to remain at this level.

Gross profit was $11.5 million for the first nine months of fiscal year 2011, compared to $19.0 million for the first nine months of fiscal year 2010.  The decrease in gross profit dollars was due to lower sales volume as well as a less favorable sales mix resulting from lower retail sales. Gross margin decreased to 9.2% for the first nine months of fiscal year 2011 from 12.7% for the first nine months of fiscal year 2010.  The gross margin decrease was driven largely by higher variable overhead costs as a percentage of net revenues, a less favorable sales mix and higher conversion costs, specifically higher unfavorable indirect labor variances as a result of smaller production runs that were required to manage lower customer order levels. We also experienced less favorable commodity prices versus the same period last year due to increases in the cost of certain commodities.  Although we see indications of inflation on commodities for the rest of calendar year 2011, we plan to mitigate increases with forward buying and pricing opportunities where appropriate.  Lower freight expenses of $331,000 (primarily during the first half of fiscal year 2011) partially offset the increases in unfavorable variances for the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010.  Although we had less freight expense for the first nine months of fiscal year 2011, we anticipate increased freight expenses going forward as sales volumes for Boston Market and Target increase and if fuel prices remain at their current levels .  We also had start-up costs of $179,000 related to the test runs and initial product launch of the Boston Market brand that were expensed during the third quarter of fiscal year 2011.

Towards the end of the third quarter of fiscal year 2010, Safeway Inc. changed its in-store sales and marketing model thereby eliminating its previous brokerage arrangement.  As a result, we are no longer paying brokerage to an independent third party but now pay Safeway Inc., which is recorded as a reduction to net revenues rather than as a SG&A expense and thus adversely affects gross margin. The additional amount recorded as a reduction to net revenues rather than as SG&A, for the first nine months of fiscal year 2011, was $580,000.

Operating income for the first nine months of fiscal year 2011 was $4.6 million (3.7% of net revenues), compared to $11.3 million (7.5% of net revenues) for the first nine months of fiscal year 2010, due primarily to the lower net revenues and lower gross margins described above.  SG&A expenses as a percentage of net revenues increased to 5.4% for the first nine months of fiscal years 2011 compared to 5.2% for the first nine months of fiscal year 2010 due primarily to lower net revenues during the first nine months of fiscal year 2011.  SG&A expense for the first nine months of fiscal year 2011 decreased by $925,000 as compared to the first nine months of fiscal year 2010, driven by a $589,000 reduction in legal fees due to the conclusion of various legal proceedings and a $741,000 decrease in brokerage expense, due primarily from the change in recording of brokerage expense for Safeway Inc.  These decreases were offset by one-time payments for pre-launch sales activities, including $100,000 for start-up management fees and $75,000 for start-up brokerage fees, paid to Bellisio Foods, Inc., as was required by the co-manufacturing, sales and distribution agreement that was signed in August, 2011.  In addition, we also had one-time start-up marketing expenses including package design, website development and retail store material design and production of $134,000 stemming from the launch of the Boston Market product line.  Excluding the one-time items, we expect SG&A to remain relatively steady as we continue to contest remaining claims and grievances as described in Part II, Item 1 of this report and as we incur additional brokerage and selling expenses, including royalty expenses, related to new customer products.  Net income for the first nine months of fiscal year 2011 was $2.8 million (2.2% of net revenues) compared to $6.3 million (4.2% of net revenues) for the first nine months of fiscal year 2010, due to lower gross profits partially offset by lower income tax expense and lower total interest expense as a result of lower rates and pay-downs under our credit facility.

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

Goodwill.  We evaluate goodwill at least annually for impairment.  We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data.  As of July 3, 2011, we had goodwill of $12.2 million.  A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

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

We account for uncertainty in income taxes based on a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The balance of unrecognized tax benefits was zero as of July 3, 2011 and September 26, 2010.

We recognize interest and penalties as part of income taxes.  No interest and penalties were recognized in the statement of income for the first nine months of fiscal year 2011.

Concentrations of Credit Risk

Cash used primarily for working capital purposes is maintained in two accounts with two major financial institutions. The account balances as of July 3, 2011 exceeded the Federal Deposit Insurance Corporation insurance limits.  If the financial banking markets experience disruption, we may need to temporarily rely on other forms of liquidity, including borrowing under our credit facility.

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  We perform on-going credit evaluations of each customer’s financial condition and generally require no collateral from our customers.  We charge off uncollectible accounts at the point in time when no recovery is expected.

A significant portion of our total net revenues and receivables during the first nine months of fiscal years 2011 and 2010 were derived from three and four customers, respectively, as described below:

Net Revenues

	July 3,	June 27,
Customer	2011	2010
Jenny Craig, Inc.	31%	28%
Panda Restaurant Group, Inc.	26%	28%
Safeway Inc.	16%	18%

Receivables

	July 3,	June 27,
Customer	2011	2010
Panda Restaurant Group, Inc. (through its distributors)	32%	38%
Jenny Craig, Inc.	27%	27%
Safeway Inc.	12%	19%
Target Corporation (through its distributors)	11%	0%

Results of Operations

While we operate as a single business unit, manufacturing various products on common production lines, revenues from similar customers are grouped into the following natural categories: retail, foodservice and airlines.

Quarter Ended July 3, 2011 Compared to Quarter Ended June 27, 2010

The quarters ended July 3, 2011 and June 27, 2010 were both 13-week periods.

Net Revenues.  Net revenues for the third quarter of fiscal year 2011 decreased $3.7 million, or 8.5%, to $39.7 million from $43.4 million for the third quarter of fiscal year 2010 due to lower sales volume, a less favorable sales mix resulting from a lower percentage of retail sales, decreases in retail and foodservice net revenues, partially offset by a small increase in airline net revenues.

Retail net revenues decreased $2.6 million (9.1%) to $26.1 million for the third quarter of fiscal year 2011 from $28.7 million for the third quarter of fiscal year 2010.  The decrease in net revenues was primarily due to reduced sales to H. J. Heinz Company, Safeway Inc., Jenny Craig, Inc. and Pinnacle Foods, Inc. of $2.4 million, $1.9 million, $625,000 and $631,000 respectively. As previously disclosed, H. J. Heinz Company had informed us that it intended to move all of its remaining volume to self-manufacture beginning after their contract expired at the end of calendar year 2009.  The decreases in Safeway Inc. and Jenny Craig, Inc. are due to the continued slow economic recovery, their inventory management plans and increased price promotions by national brands.  These decreases were partially offset by the addition of $2.9 million in pipeline sales to Target.  However, we anticipate an improvement in the retail category in the first quarter of fiscal year 2012 as we begin to ramp up the Boston Market line.

Foodservice net revenues decreased $1.1 million (8.7%) to $11.6 million for the third quarter of fiscal year 2011 from $12.7 million for the third quarter of fiscal year 2010 due to reduced sales volume to PRG. Although net revenues from PRG for the third quarter of fiscal year 2011 were lower than the third quarter of fiscal year 2010, based on our current run rates, we anticipate that our PRG annualized net revenues for calendar year 2011 will be similar to those of calendar year 2010.

Airline net revenues slightly increased $88,000 (4.6%) to $2.0 million for the third quarter of fiscal year 2011 from $1.9 million for the third quarter of fiscal year 2010 due to increased sales to an existing customer stemming from new products that we had developed for them. However, due to continuing airline industry initiatives to cut cost, airline net revenues are not likely to increase again and may decrease in future periods.

         Gross Profit. Gross profit for the third quarter of fiscal year 2011 decreased by $2.3 million (53.5%) to $2.0 million from $4.3 million for the third quarter of fiscal year 2010 due predominantly to decreased sales volume as well as a less favorable sales mix resulting from lower retail sales.  Gross margin decreased to 5.0% for the third quarter of fiscal year 2011 from 9.9% for the third quarter of fiscal year 2010, due largely to higher variable overhead costs as a percentage of net revenues, a less favorable sales mix resulting from lower retail sales and higher conversion costs, specifically higher unfavorable indirect labor variances as a result of smaller production runs that were required to manage lower customer order levels.  In addition, during the third quarter of fiscal year 2011, we experienced unfavorable commodity prices compared to the same period last year due to increases in certain commodities.  Freight expenses increased $277,000 in the third quarter of fiscal year 2011 vs. fiscal year 2010, due predominantly to increased shipments for Target products and higher fuel surcharges. We anticipate continued increased freight expenses as sales volumes for Boston Market and Target increase and if fuel prices remain at their current levels. We also had start-up costs of $179,000 related to the test runs and initial product launch of the Boston Market brand that were expensed during the third quarter of fiscal year 2011.

Towards the end of the third quarter of fiscal year 2010, Safeway Inc. changed its in-store sales and marketing model thereby eliminating its previous brokerage arrangement.  As a result, we are no longer paying brokerage to an independent third party but now pay Safeway Inc., which is recorded as a reduction to net revenues rather than as a selling, general and administrative (“SG&A”) expense and thus adversely affects gross margin.  The additional amount recorded as a reduction to net revenues rather than as SG&A, for the third quarter of fiscal year 2011, was $103,000.

Selling, General and Administrative Expenses.  SG&A remained at $2.5 million for the third quarter of fiscal years 2011 and 2010. However, SG&A as a percentage of net revenues increased to 6.3% for the third quarter of fiscal year 2011 compared to 5.8% for the third quarter of fiscal year 2010 due to virtually unchanged SG&A expense on lower net revenues. During the third quarter of fiscal year 2011 we made one-time payments for pre-launch sales activities, including $100,000 for start-up management fees and $75,000 for start-up brokerage fees to Bellisio Foods, Inc., as was required by the co-manufacturing, sales and distribution agreement that was signed in August, 2011.  In addition, we also had one-time start-up marketing expenses, including package design, website development and retail store material design and production of $134,000 stemming from the launch of the Boston Market product line. These one-time increases were offset by decreases in legal expense of $169,000 due to the conclusion of various legal proceedings and brokerage expense of $173,000, predominantly related to the Safeway reduction to net revenues rather than SG&A as previously disclosed.  Excluding the one-time items, we expect SG&A expense to remain at the current level as we continue to contest remaining claims and grievances as described in Part II, Item 1 of this report and as we incur additional brokerage and selling expenses, including royalty expenses, related to new customer products.

Operating loss ( Income).  Operating income decreased $2.4 million (133.3%) to an operating loss of $546,000 (1.4% of net revenues) for the third quarter of fiscal year 2011 from operating income of $1.8 million (4.1% of net revenues) for the third quarter of fiscal year 2010.  The decrease in operating income was the result of the decreases in net revenues and gross profit as noted above.

Total Interest Expense.  Total interest expense for the third quarter of fiscal year 2011 was $79,000, compared to $312,000 for the third quarter of fiscal year 2010.  The decrease in total interest expense is due to decreased amortization and interest expense due to lower debt balances and lower variable interest rates.

         Income Tax Benefit (Provision).  Income tax benefit was $293,000 or 46.9% of pre-tax loss in the third quarter of fiscal year 2011, compared to income tax expense of $562,000 or 37.7% of pre-tax income in the third quarter of fiscal year 2010. The tax rate for the third quarter of fiscal year 2011 reflects a rate true-up based on current forecasted projections for fiscal year 2011.

Net Loss (Income). Net loss for the third quarter of fiscal year 2011 was $332,000, or $(0.02) per basic and diluted share, compared to net income of $930,000, or $0.06 per basic and diluted share, for the third quarter of fiscal year 2010.

Nine Months Ended July 3, 2011 Compared to Nine Months Ended June 27, 2010

The nine month period ended July 3, 2011 was a 40 week period compared to the nine month period ended June 27, 2010 which was a 39 week period.

        Net Revenues.  Net revenues decreased $25.1 million or 16.7% (predominantly attributable to lower sales volume and a less favorable sales mix resulting from lower retail sales), to $125.0 million for the first nine months of fiscal year 2011 from $150.1 million for the first nine months of fiscal year 2010, due to decreases in retail and foodservice net revenues partially offset by a slight increase in airline net revenues.

         Retail net revenues decreased $15.5 million (15.9%) to $82.1 million for the first nine months of fiscal year 2011 from $97.6 million for the first nine months of fiscal year 2010.  The decrease in retail net revenues was largely due to the loss of business from H. J. Heinz Company (a decrease of $9.3 million compared to the first nine months of fiscal year 2010) because it moved all of its production to its own facilities, and to reduced sales to Safeway Inc. and Jenny Craig, Inc., a decrease of $7.9 million and $3.5 million, respectively, due to their inventory management plans and a slow economic recovery. These decreases were partially offset by the addition of $2.9 million in pipeline sales to Target and $2.3 million in net increases to other various existing customers. We anticipate an improvement in the retail category in the first quarter of fiscal year 2012 as we begin to ramp up the Boston Market line.

         Foodservice net revenues decreased $9.8 million (21.0%) to $36.8 million for the first nine months of fiscal year 2011 from $46.6 million for the first nine months of fiscal year 2010.  The decrease was attributable to reduced sales volume to PRG of $9.5 million. Based on our current run rates, we anticipate that our PRG annualized net revenues for calendar year 2011 will be similar to those of calendar year 2010.  We continue our sales efforts in this category and continue to believe that foodservice represents a significant opportunity for us.

         Airline net revenues increased $259,000 (4.4%) to $6.1 million for the first nine months of fiscal year 2011 from $5.9 million for the first nine months of fiscal year 2010 due to increased volume to an existing customer stemming from new products that we had developed for them.  However, due to continuing airline industry initiatives to cut costs, airline net revenues are not likely to increase again and may decrease in future periods.

        Gross Profit.  Gross profit decreased by $7.5 million (39.5%) to $11.5 million for the first nine months of fiscal year 2011 from $19.0 million for the first nine months of fiscal year 2010. The decrease in gross profit dollars was due to lower sales volume as well as a less favorable sales mix resulting from lower retail sales. Gross profit as a percentage of net revenues decreased to 9.2% for the first nine months of fiscal year 2011 from 12.7% for the first nine months of fiscal year 2010. The decrease was driven largely by higher variable overhead costs as a percentage of net revenues, a less favorable sales mix resulting from lower retail sales and higher conversion costs, specifically higher unfavorable indirect labor variances as a result of smaller production runs that were required to manage lower customer order levels.  We also experienced less favorable commodity prices compared to the same period last year due to increases in the cost of certain commodities.  Although we see indications of inflation on commodities for the rest of calendar year 2011, we plan to mitigate increases with forward buying and pricing opportunities where appropriate.  Lower freight expenses of $331,000 (primarily during the first half of fiscal year 2011) partially offset the increases in unfavorable variances for the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010.  Although we had less freight expense for the first nine months of fiscal year 2011, we anticipate increased freight expenses going forward as sales volumes for Boston Market and Target increase and if fuel prices remain at their current levels. We also had start-up costs of $179,000 related to the test runs and initial product launch of the Boston Market brand that were expensed during the third quarter of fiscal year 2011.

        Towards the end of the third quarter of fiscal year 2010, Safeway Inc. changed its in-store sales and marketing model thereby eliminating its previous brokerage arrangement.  As a result, we are no longer paying brokerage to an independent third party but now pay Safeway Inc., which is recorded as a reduction to net revenues rather than as a SG&A expense and thus adversely affects gross margin. The additional amount recorded as a reduction to net revenues rather than as SG&A, for the first nine months of fiscal year 2011, was $580,000.

        Selling, General and Administrative Expenses. SG&A expenses decreased $925,000 (11.9%) to $6.8 million (5.4% of net revenues) for the first nine months of fiscal year 2011 from $7.8 million (5.2% of net revenues) for the first nine months of fiscal year 2010. The decrease in SG&A expenses were driven by a $589,000 reduction in legal fees due to the conclusion of various legal proceedings and a $741,000 decrease in brokerage expense, due primarily from the change in recording of brokerage expense for Safeway Inc.  During the third quarter of fiscal year 2011 we also made one-time payments for pre-launch sales activities, including $100,000 for start-up management fees and $75,000 for start-up brokerage fees, to Bellisio Foods, Inc., as was required by the co-manufacturing, sales and distribution agreement that was signed in August, 2011. In addition, we also had one-time start-up marketing expenses, including package design, website development and retail store material design and production of $134,000 stemming from the launch of the Boston Market product line on July 1, 2011.  Excluding the one-time items, we expect SG&A expense to remain at the current level as we continue to contest remaining claims and grievances as described in Part II, Item 1 of this report and as we incur additional brokerage and selling expenses, including royalty expenses, related to the new customer products.

        Operating Income.  Operating income decreased $6.7 million (59.3%) to $4.6 million for the first nine months of fiscal year 2011 from $11.3 million for the first nine months of fiscal year 2010.  The decrease in operating income was the result of the decrease in net revenues and gross profit as noted above.

        Total Interest Expense.  Total interest expense for the first nine months of fiscal year 2011 was $251,000, compared to $1.1 million for the first nine months of fiscal year 2010.  The decrease in total interest expense was due to decreased amortization and interest expense due to lower debt balances and lower variable interest rates. We expect interest expense to remain low going forward as our debt balance remains low.

         Income Tax Provision.  Income tax expense was $1.6 million for the first nine months of fiscal year 2011, compared to $3.8 million for the first nine months of fiscal year 2010.  The difference was a result of income before taxes decreasing $5.8 million from $10.2 million for the first nine months of fiscal year 2010 to $4.4 million for the first nine months of fiscal year 2011.  The effective tax rates were 36.2% for the first nine months of fiscal year 2011 and 37.6% for the first nine months of fiscal year 2010.

        Net Income. Net income for the first nine months of fiscal year 2011 was $2.8 million, or $0.18 per basic and $0.17 per diluted share, compared to net income of $6.3 million, or $0.40 per basic and diluted share, for the first nine months of fiscal year 2010.

Liquidity and Capital Resources

During the first nine months of fiscal years 2011 and 2010, our operating activities provided cash of $4.1 million and $14.7 million, respectively.  Cash generated from operations before working capital changes for the first nine months of fiscal year 2011 was $5.7 million.  Cash used in changes in working capital was $1.7 during the first nine months of fiscal year 2011 and resulted from cash used to increase inventory by $6.3 million, in anticipation of increased customer orders and in anticipation of filling the Boston Market pipeline.  This was partially offset by decreases in accounts receivable of $1.9 million, as well as an increase in accounts payable and accrued liabilities of $2.6 million and $204,000, respectively.  As of July 3, 2011, we had working capital of $23.7 million compared to working capital of $24.4 million at fiscal year end 2010.  The decrease in working capital was due primarily to an increase in accounts payable.  We were able to fund our operations in the first nine months of fiscal year 2011 internally while decreasing our external debt.  Going forward, if cash provided by our operating activities continues to decrease, we may need to draw down on our revolving credit facility until our sales volume rebounds.

During the first nine months of fiscal year 2011, our investing activities, consisting primarily of capital expenditures, resulted in a net use of cash of approximately $924,000, compared to a net use of cash of approximately $1.7 million during the first nine months of fiscal year 2010.  The property and equipment additions were made to accommodate additional business opportunities, meet anticipated growth and improve operating efficiency.

During the first nine months of fiscal year 2011, our financing activities resulted in a use of cash of $5.5 million, compared to a use of cash of $13.8 million during the first nine months of fiscal year 2010.  The use of cash during the first nine months of fiscal year 2011 was primarily the result of $5.5 million in voluntary payments we made on our revolving credit facility.

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

         As of July 3, 2011, there was $7.7 million outstanding under the Bank of America facility with an applicable interest rate of 1.9%.  In addition, we will pay an unused fee equal to 0.25% per annum.  For the first nine months of fiscal years 2011 and 2010, we incurred $168,000 and $786,000, respectively, in interest expense, excluding amortization of deferred financing costs.  During the first nine months of fiscal year 2011, we reduced the outstanding balance of the facility by $5.5 million in voluntary payments.  As of July 3, 2011, we had $22.3 million available to borrow under the new credit facility.

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

        As of July 3, 2011, we were in compliance with the covenant requirements of the Bank of America facility.  We believe it is probable that we will remain in compliance with all of those covenant requirements for the foreseeable future.  However, if we fail to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under our financing arrangements could result, interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect our financial condition, results of operations or cash flows.

We believe that funds available to us from operations and existing capital resources will be adequate for our capital requirements for at least the next twelve months.

Following is a summary of our contractual obligations at July 3, 2011:

	Payments Due By Period
CONTRACTUAL OBLIGATIONS	Total	Remainder of Fiscal Year 2011	2-3 Years	4-5 Years	More than 5 Years

Debt maturities	$7,672,647	$-	$7,672,647	$-	$-
Interest Expense(1)	464,497	52,306	412,191	-	-
Operating lease obligations(2)	9,678,081	843,825	5,085,472	2,605,850	1,142,934
Other Contractual obligations	280,328	151,864	128,464	-	-
Open purchase orders	20,029,603	11,104,029	8,925,574	-	-
Total contractual obligations	$38,125,156	$12,152,024	$22,224,348	$2,605,850	$1,142,934
________
(1) Assumes only mandatory principal pay-down and the use of LIBOR as of July 3, 2011 on the Bank of America debt.
(2) Includes real estate leases.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – Obligations.  We are subject to interest rate risk on variable interest rate obligations.  A hypothetical 10% increase in average market interest rates would increase by approximately $15,000 the annual interest expense on our debt outstanding as of July 3, 2011.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of July 3, 2011, that the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended July 3, 2011, there were no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit Number	Description

10.1 (1)	Second Amendment to Lease, dated May 6, 2011 (Exhibit 10.1)

31.1 (2)	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (2)	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 (2)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for May 16, 2011
(2)	Attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERHILL FARMS, INC.
(Registrant)

Date: August 12, 2011	By:	/s/ James Rudis
James Rudis
Chief Executive Officer
(principal executive officer)

Date: August 12, 2011	By:	/s/ Tracy E. Quinn
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