Form 10-K/A
period 2011-10-02
OVERHILL FARMS INC
filed 2011-12-23
CIK 1101020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)
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

Documents Incorporated By Reference: None

EXPLANATORY NOTE

Overhill Farms, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A ("Amendment No. 1") solely to include XBRL (Extensible Business Reporting Language) information in Exhibit 101 that was excluded from our filed Annual Report on Form 10-K for the fiscal year ended October 2, 2011. This Amendment No. 1 makes no other changes to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 15, 2011.

Exhibit 101 provides the following items formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets at October 2, 2011 and September 26, 2010; (ii) Statements of Income for the Fiscal Years Ended October 2, 2011, September 26, 2010 and September 27, 2009; (iii) Statements of Shareholders' Equity for the Fiscal Years Ended October 2, 2011, September 26, 2010 and September 27, 2009; (iv) Statements of Cash Flows for the Fiscal Years Ended October 2, 2011, September 26, 2010 and September 27, 2009; (v) Notes to Consolidated Financial Statements; and (vi) Schedule II—Valuation and Qualifying Accounts.

Exhibit Number	Exhibits Description

101.INS	Instance Document

101.SCH	Schema Document

101.CAL	Calculation Linkbase Document

101.DEF	Definition Linkbase Document

101.LAB	Label Linkbase Document

101.PRE	Presentation Linkbase Document

2

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on December 23, 2011.

OVERHILL FARMS, INC.

By:	/s/ Tracy E. Quinn
Tracy E. Quinn
Chief Financial Officer

.

3