Form 10-Q
period 2012-01-01
OVERHILL FARMS INC
filed 2012-02-09
CIK 1101020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2012

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
Yes [  ] No [X]

As of February 9, 2012, there were 15,823,271 shares of the issuer’s common stock, $.01 par value, outstanding.

OVERHILL FARMS, INC.
FORM 10-Q
QUARTER ENDED JANUARY 1, 2012

Item 1.   Financial Statements

OVERHILL FARMS, INC.
CONDENSED BALANCE SHEETS

Assets

	January 1,	October 2,
	2012	2011
	(Unaudited)

Current assets:
Cash	$3,557,193	$5,470,362
Accounts receivable, net of allowance for doubtful accounts of $142	14,646,246	13,700,034
and $43,402 in 2012 and 2011, respectively
Inventories	19,601,308	18,152,200
Prepaid expenses and other	1,306,365	2,013,222
Deferred income taxes	956,346	956,346
Total current assets	40,067,458	40,292,164

Property and equipment, at cost:
Fixtures and equipment	26,250,233	25,981,572
Leasehold improvements	12,574,408	12,757,679
Automotive equipment	92,886	92,886
Property and equipment gross	38,917,527	38,832,137
Less accumulated depreciation and amortization	(26,474,415)	(25,686,444)
Total property and equipment	12,443,112	13,145,693

Other non-current assets:
Goodwill	12,188,435	12,188,435
Deferred financing costs, net of accumulated amortization of $516,287
and $489,129 at January 1, 2012 and October 2, 2011, respectively	99,739	126,897
Other	1,326,645	1,556,656
Total other non-current assets	13,614,819	13,871,988

Total assets	$66,125,389	$67,309,845

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED BALANCE SHEETS (continued)

Liabilities and Stockholders’ Equity

	January 1,	October 2,
	2012	2011
	(Unaudited)
Current liabilities:
Accounts payable	$8,744,130	$10,586,162
Accrued liabilities	3,335,939	3,820,199
Total current liabilities	12,080,069	14,406,361

Long-term accrued liabilities	638,734	616,890
Deferred tax liabilities	1,001,199	1,001,199
Long-term debt, less current maturities	10,772,647	10,772,647
Total liabilities	24,492,649	26,797,097

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 50,000,000 shares, 4.43 designated as Series A Convertible Preferred Stock, 0 shares
issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares, 15,823,271
shares issued and outstanding at January 1, 2012 and October 2, 2011	158,233	158,233
Additional paid-in capital	11,558,479	11,558,479
Retained earnings	29,916,028	28,796,036
Total stockholders’ equity	41,632,740	40,512,748

Total liabilities and stockholders’ equity	$66,125,389	$67,309,845

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended
	January 1,	January 2,
	2012	2011
	(13 weeks)	(14 weeks)

Net revenues	$47,509,710	$44,761,458
Cost of sales	42,824,630	39,791,035
Gross profit	4,685,080	4,970,423

Selling, general and administrative expenses	2,814,751	2,274,890

Operating income	1,870,329	2,695,533

Interest expense:
Interest expense	(69,212)	(63,601)
Amortization of debt discount and deferred financing costs	(27,158)	(28,209)
Total interest expense	(96,370)	(91,810)

Income before income tax expense	1,773,959	2,603,723

Income tax expense	653,967	994,622

Net income	$1,119,992	$1,609,101

Net income per share:
Basic	$0.07	$0.10
Diluted	$0.07	$0.10

Shares used in computing net income per share:
Basic	15,823,271	15,823,271
Diluted	16,009,380	16,046,124

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended
	January 1,	January 2,
	2012	2011
	(13 weeks)	(14 weeks)

Operating Activities:
Net income	$1,119,992	$1,609,101
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	861,142	968,466
Amortization of debt discount and deferred financing costs	27,158	28,209
(Recovery) provision for doubtful accounts	(43,260)	-
Changes in:
Accounts receivable	(902,952)	2,223,566
Inventories	(1,449,109)	(1,596,248)
Prepaid expenses and other assets	706,857	890,981
Accounts payable	(1,842,033)	(433,608)
Accrued liabilities	(290,827)	(507,230)
Net cash (used) provided by operating activities	(1,813,032)	3,183,237

Investing Activities:
Additions to property and equipment	(100,137)	(274,259)
Net cash used in investing activities	(100,137)	(274,259)

Financing Activities:
Principal payments on debt	-	(5,525,000)
Deferred financing costs	-	(887)
Net cash used in financing activities	-	(5,525,887)

Net decrease in cash	(1,913,169)	(2,616,909)
Cash at beginning of period	5,470,362	5,967,741
Cash at end of period	$3,557,193	$3,350,832

Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$67,543	$62,279
Income taxes	$-	$1,065

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
January 1, 2012
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

The first quarter of fiscal year 2012 was a 13-week period compared to the first quarter of fiscal year 2011, which was a 14-week period.

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter ended January 1, 2012 are not necessarily indicative of the results that may be expected for the Company’s fiscal year ending September 30, 2012 or for any other period.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

The condensed balance sheet at October 2, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 2, 2011.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standard Board (“FASB”) issued an update to its authoritative guidance regarding the methods used to test goodwill for impairment. The amendment allows the option to first assess qualitative factors to determine whether it is necessary to perform the existing two-step quantitative goodwill impairment test. Under that option, an entity would no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on the newly permitted qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If an entity concludes otherwise, then it must perform the two-step impairment test. The Company plans to adopt this guidance commencing in fiscal 2013, effective October 1, 2012, and apply it prospectively. The adoption of the standard is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued authoritative guidance that revised its requirements related to the presentation of comprehensive income. This guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the consolidated statement of equity. It requires presentation of comprehensive income, the components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company plans to adopt this guidance commencing in fiscal 2013, effective October 1, 2012, and apply it retrospectively. The adoption of the standard is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued an update to its authoritative guidance regarding fair value measurements to clarify disclosure requirements and improve comparability. Additional disclosure requirements include: (a) for Level 3 fair value measurements, quantitative information about significant unobservable inputs used, qualitative information about the sensitivity of the measurements to change in the unobservable inputs disclosed (including the interrelationship between inputs), and a description of the Company’s valuation processes; (b) all, not just significant, transfers between Level 1 and Level 2 of the fair value hierarchy; (c) the reason why, if applicable, the current use of a nonfinancial asset measured at fair value differs from its highest and best use; and (d) the categorization in the fair value hierarchy for financial instruments not measured at fair value but for which disclosure of fair value is required. The Company plans to adopt this guidance commencing in the second quarter of fiscal 2012, effective January 2, 2012, and apply it retrospectively. The adoption of the standard is not expected to have a material impact on the Company’s financial position or results of operations.

4.	INVENTORIES

Inventories of the Company as of January 1, 2012 and October 2, 2011 are summarized as follows:

	January 1,	October 2,
	2012	2011
	(unaudited)

Raw ingredients	$7,026,371	$5,978,588
Finished product	10,080,786	10,208,600
Packaging	2,494,151	1,965,012
	$19,601,308	$18,152,200

5.	LONG-TERM DEBT

Long-term debt of the Company as of January 1, 2012 and October 2, 2011 is summarized as follows:

	January 1,	October 2,
	2012	2011
	(unaudited)

Bank of America Revolver	$10,772,647	$10,772,647
	$10,772,647	$10,772,647

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

    As of January 1, 2012, there was $10.8 million outstanding under the Bank of America facility with an applicable interest rate of 2.3%.  In addition, the Company pays an unused line fee equal to 0.25% per annum.  For the first quarter of fiscal years 2012 and 2011, the Company incurred $69,000 and $64,000, respectively, in interest expense, excluding amortization of deferred financing costs.  As of January 1, 2012, the Company had $19.2 million available to borrow under the Bank of America facility.  Subsequent to the first quarter of fiscal year 2012, the Company reduced the outstanding balance of the facility by voluntary payments of $2.5 million.

    The Bank of America facility contains covenants whereby, among other things, the Company is required to maintain compliance with agreed levels of fixed charge coverage and total leverage.  The facility also contains customary restrictions on incurring indebtedness and liens, making investments and paying dividends.  As of January 1, 2012, the Company was in compliance with the covenant requirements of the Bank of America facility.

6.	PER SHARE DATA

The following table sets forth the calculation of earnings per share (“EPS”) for the periods presented:

	Quarter Ended
	(unaudited)
	January 1,	January 2,
	2012	2011
Basic EPS Computation:
Numerator:
Net income	$1,119,992	$1,609,101
Denominator:
Weighted average common shares outstanding	15,823,271	15,823,271
Total shares	15,823,271	15,823,271
Basic EPS	$0.07	$0.10

Diluted EPS Computation:
Numerator:
Net income	$1,119,992	$1,609,101
Denominator:
Weighted average common shares outstanding	15,823,271	15,823,271
Incremental shares from assumed
exercise of stock options	186,109	222,853
Total shares	16,009,380	16,046,124
Diluted EPS	$0.07	$0.10

7.	STOCK OPTIONS

The Company measures the cost of all employee stock-based compensation awards based on the grant date fair value of those awards using a Black-Scholes model and records that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). No options were granted during the quarters ended January 1, 2012 or January 2, 2011.  Therefore, there was no impact on the income statement or cash flow statement as a result of stock-based compensation for any of these periods as there were no new options granted and all outstanding options are fully vested.

8.	INCOME TAXES

The Company accounts for uncertainty in income taxes based on a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The balance of unrecognized tax benefits was zero as of January 1, 2012 and October 2, 2011.

The Company recognizes interest and penalties as part of income taxes. The total amount of interest and penalties recognized in the statements of income was zero for the quarters ended January 1, 2012 and January 2, 2011.

The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions.

The effective tax rates were 36.9% and 38.2% for the first quarter of fiscal years 2012 and 2011.

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

Five of the six defendants have now agreed to withdraw their defamatory statements.  They also agreed to a permanent injunction prohibiting them from publishing the defamatory statements they made against the Company.  They further agreed to withdraw from and opt-out of any claims asserted on their behalf in the Agustiana case described below.  Based on these agreements, the Company has dismissed its claims against these five defendants.  The Company continues to press its claims against the defendant Nativo Lopez, and the case is scheduled for trial in July 2012.

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

One former employee remains as a plaintiff, Isela Hernandez.  She has not requested the court to certify her as a class representative, and no class has been certified.  The Company has asked the court to disqualify this remaining plaintiff as a class representative, and her attorneys have asked the court to add four former employees as plaintiffs and potential class representatives.  Without ruling on the Company’s request, the court allowed the four new plaintiffs to join the case, and it scheduled a class certification hearing for April 2012.  Three of the four new plaintiffs are former employees that the Company terminated one month before this case was filed because they had used invalid social security numbers in connection with their employment with the Company.  The fourth new plaintiff has not worked for the Company since February 2007.

The parties are engaged in the discovery phase of the case, and the court has scheduled a class certification hearing date for April 2012.  The Company believes it has valid defenses to the plaintiff’s remaining claims and that it paid all wages due to these employees.

Concentrations of Credit Risk

Cash used primarily for working capital purposes is maintained in two accounts with one major financial institution. Account balances as of January 1, 2012 exceeded the Federal Deposit Insurance Corporation insurance limits.  If the financial banking markets experience disruption, the Company may need to temporarily rely on other forms of liquidity, including borrowing under its credit facility.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  The Company performs on-going credit evaluations of each customer’s financial condition and generally requires no collateral from its customers.  A bankruptcy or other significant financial deterioration of any customer could impact its future ability to satisfy its receivables with the Company.  Allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions.  For the first quarter of fiscal years 2012 and 2011, write-offs, net of recoveries, to the allowance for doubtful accounts were immaterial.

A significant portion of the Company’s total net revenues during the first three months of fiscal years 2012 and 2011 were derived from three customers as described below:

Net Revenues
(unaudited)
	January 1,	January 2,
Customer	2012	2011
Panda Restaurant Group, Inc.	24%	26%
Jenny Craig, Inc.	24%	30%
Safeway Inc.	15%	16%

A significant portion of the Company’s total receivables as of January 1, 2012 and October 2, 2011 were derived from four customers as described below:

Receivables
	January 1,	October 2,
Customer	2012	2011
	(unaudited)
Panda Restaurant Group, Inc. (through its distributors)	29%	28%
Jenny Craig, Inc.	26%	22%
Bellisio Foods, Inc. (for various third party customers)	15%	17%
Safeway Inc.	10%	17%

10.	RELATED PARTY TRANSACTIONS

In February 2004, the Company engaged Alexander Auerbach & Co., Inc. (“AAPR”) to provide the Company with public relations and marketing services.  AAPR provides public relations, media relations and communications marketing services to support the Company’s sales activities.  Alexander Auerbach, who is a director and stockholder of the Company, is a stockholder, director and officer of AAPR.  Fees paid to AAPR for services rendered under this engagement during the first quarter of fiscal years 2012 and 2011 were $15,000 and $20,000, respectively.

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

The carrying amount of the Company’s financial instruments, which are not marked to fair value at each reportable date and principally include trade receivables and accounts payable, approximate fair value due to the relatively short maturity of such instruments.  The Company believes the carrying value of the debt approximates the fair value at both January 1, 2012 and October 2, 2011, as the debt bears interest at variable rates based on prevailing market conditions.  As of January 1, 2012, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable rate debt approximated rates currently available to the Company.

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

Goodwill is tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines its fair value and compares it to its carrying amount. The Company determines the fair value using a discounted cash flow analysis, which requires unobservable inputs (Level 3 as defined above). These inputs include selection of an appropriate discount rate and the amount and timing of expected future cash flows. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting units' goodwill and other intangibles over the implied fair value.

12.	COLLABORATIVE ARRANGEMENT

         On November 4, 2010, the Company entered into an exclusive license agreement with Boston Market Corporation, whereby the Company has the right to manufacture, sell and distribute Boston Market frozen food products.  The license agreement was effective July 1, 2011.  However, due to the fact that a majority   of the Boston Market sales were geographically located east of the Mississippi River, the Company determined that it needed to have a distribution facility near the east coast in order to minimize freight expenses.  The Company also needed access to a national sales force and broker network for retail sales.  Therefore, on August 4, 2011, the Company entered into a Co-Manufacturing, Sales and Distribution Agreement with Bellisio Foods, Inc. (“Bellisio”).  Bellisio operates a manufacturing and storage facility in Jackson, OH and has a sales force in place to manage a consumer brand and sell into 25,000 retail supermarkets.

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

     In addition to its co-manufacturing responsibilities during the term of the agreement, Bellisio will be responsible for all sales and distribution responsibilities for all Boston Market products produced by both the Company and Bellisio. These responsibilities include marketing, sales, warehousing and handling, product distribution and all billing and collection activities. The Company has final approval rights for all sales and marketing promotion plans and expenses. Pursuant to the agreement, the Company will be responsible for development of all new items for the Boston Market line as well as maintaining the quality and consistency of all products produced.  In addition, the Company maintains exclusive control and rights of the license.

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

    The Company recognizes revenue and expenses related to the collaborative arrangement in accordance with authoritative guidance, which directs participants in collaborative arrangements to report costs incurred and revenue generated from transactions with third parties (that is, parties that do not participate in the arrangement) in each entity’s respective income statement line items for revenues and expenses.  Revenues from the collaborative arrangement consist of sales to third party supermarkets.

    The following table illustrates the income statement classification and activities attributable to transactions arising from the agreement for the quarter ended January 1, 2012:

For the Quarter Ended
January 1, 2012

Net Revenues	$6,421,159

Cost of Sales	$5,943,092

Gross Profit	$478,067

Selling, general and administrative expenses	$638,555

Net loss	$(160,488)

In addition to the expenses noted above, during the first quarter of fiscal year 2012 the Company incurred marketing expenses of $78,000.

13.	SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through the issuance date of these financial statements, and concluded no subsequent events occurred that require recognition or disclosure other than the matter noted below and the legal matters described in Note 9 to these financial statements.

On February 6, 2012, the Company entered into an employment agreement with James Rudis, the Company’s Chairman, President and Chief Executive Officer.  The term of the employment agreement will be from January 1, 2012 to December 31, 2014.  Mr. Rudis’ base salary will be $475,000 per year and will be reviewed annually and increased in a percentage no less than that of the annual increase in the cost of living.

The employment agreement contains a covenant that Mr. Rudis will not to compete with the Company during the term of his employment and for a period of one year thereafter.  The Company has agreed to provide, at its expense, a $1.0 million life insurance policy on Mr. Rudis’ life, payable to a beneficiary of his choice, and to pay to him up to $800 per month for an automobile lease and to reimburse him for all operating expenses relating to the leased automobile.  In addition, if Mr. Rudis chooses not to participate in the Company’s existing group medical insurance plan, the Company has agreed to reimburse him for health insurance premiums he pays through the term of the employment agreement for him and his immediate family, up to the amounts he paid for such coverage immediately prior to the effective date of the employment agreement.  Mr. Rudis is entitled to four weeks vacation time annually and the Company has agreed to cash out and pay Mr. Rudis for the portion of any vacation time not used by the end of the calendar year in which it was earned or at such a later date as may be specified by Mr. Rudis.

    Mr. Rudis is also entitled to receive a minimum payment of $300,000 (in addition to any other payments our compensation committee may award in its sole discretion) upon:

•	an individual, entity or group becoming the beneficial owner of more than 50% of the total voting power of the Company’s total outstanding voting securities on a fully-diluted basis;

•	an individual or entity acquiring substantially all of the Company’s assets and business; or

•
a merger, consolidation, reorganization, business combination or acquisition of assets or stock of another entity, other than in a transaction that results in the Company’s voting securities outstanding immediately before the transaction continuing to represent at least 50% of the combined voting power of the successor entity’s outstanding voting securities immediately after the transaction.

However, a change in control does not include a financing transaction approved by the Company’s board of directors and involving the offering and sale of shares of the Company’s capital stock.

The employment agreement also provides that if Mr. Rudis is terminated by reason of his death or disability, he or his estate is entitled to receive:

•	any accrued, unpaid base salary payable in effect on the date of termination;

•	any unreimbursed business expenses outstanding as of the date of termination; and

•	any accrued but unused vacation pay as of the date of termination.

If Mr. Rudis voluntarily resigns prior to the end of the term, he will not be entitled to receive any bonus payments.  If the Company terminates Mr. Rudis without cause, then subject to certain requirements, Mr. Rudis will be entitled to:

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

The above descriptions are qualified by reference to the complete text of Mr. Rudis’ employment agreement, which is attached to this report as Exhibit 10.1 and incorporated herein by this reference.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our condensed financial statements and notes to condensed financial statements included elsewhere in this report. This report, and our condensed financial statements and notes to our condensed financial statements, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies.  Forward-looking statements are based on current expectations or beliefs.  For this purpose, statements of historical fact may be deemed to be forward-looking statements.  Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as  “continue,” “efforts,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “forecasts,” “strategy,” “will,” “may,” “goal,” “target,” “prospects,” “optimistic,” “confident” or similar expressions.  In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), on-going business strategies or prospects, and possible future company actions, which may be provided by management, are also forward-looking statements.  We caution that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others:

•	the uncertainty of the domestic economic outlook;

•	the impact of competitive product and pricing;

•
market conditions that may affect the costs and/or availability of raw materials, fuels, energy, logistics and labor as well as the market for our products, including our customers’ ability to pay and consumer demand;

•	changes in our business environment, including actions of competitors and changes in customer preferences, as well as disruptions to our customers’ businesses;

•	seasonality in the retail category;

•	loss of key customers due to competitive environment or production being self-manufactured by customers with such capabilities;

•	commodity prices and fulfillment by suppliers of existing raw materials contracts;

•	natural disasters that can impact, among other things, costs of fuel and raw materials;

•	the occurrence of acts of terrorism or acts of war;

•	changes in governmental laws and regulations, including income taxes;

•	change in control due to takeover or other significant changes in ownership;

•	financial viability and resulting effect on revenues and collectability of accounts receivable of our customers during the on-going economic uncertainty and any future deep recessionary periods;

•	ability to obtain additional financing as and when needed, and rising costs of credit that may be associated with new borrowings;

•	ability to remain in compliance with the covenant requirement of the Bank of America facility;

•	continued unfavorable operating variances due to lower sales volumes;

•	voluntary or government-mandated food recalls;

•	effects of legal proceedings or labor disputes in which we are or may become involved from time to time;

•
other factors discussed in this report and other reports we file with the Securities and Exchange Commission (“Commission”), including those described in Item 1A of Part I of our annual report on Form 10-K for the fiscal year ended October 2, 2011 and any updates to that report.

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

Our goal is to continue as a leading developer and manufacturer of value-added food products and provider of custom prepared frozen foods.  We intend to continue to execute our growth and operating strategies, including:

•	diversifying and expanding our customer base by focusing on sectors we believe have attractive growth characteristics, such as foodservice and retail;

•	investing in and operating efficient production facilities;

•	providing value-added ancillary support services to customers;

•	offering a broad range of products to customers in multiple channels of distribution; and

•	exploring strategic acquisitions and investments

The first quarter of fiscal year 2012 was a 13-week period compared to the first quarter of fiscal year 2011, which was a 14-week period.

Despite a continued slow economy, for the first quarter of fiscal year 2012, which ended on January 1, 2012, we performed well and were profitable with significant improvement in profit and gross profit margin, as compared to our third and fourth quarters of fiscal year 2011.

The Boston Market line of products, which we feel will be a significant part of our future growth, continues to improve.  Although we show a net loss for the Boston Market brand for the first quarter of fiscal year 2012, with most of the initial marketing investments and start-up costs behind us, the Boston Market line is now profitable.  Our focus now is to improving that profitability through a number of product, promotion and process enhancements.

Additionally, we expect increased sales for fiscal 2012 in our foodservice category through increased sales to a major existing account and new customer initiatives.

Net revenues of $47.5 million for the first quarter of fiscal year 2012 reflected an increase of $2.7 million or 6.0% compared to the first quarter of fiscal year 2011, despite having one less week in the reporting period of the first quarter of fiscal year 2012. The retail category increased $3.1 million due primarily to net revenues of $6.4 million in sales of Boston Market products (sold to numerous retail accounts, including some major national chains) partially offset by reduced sales to Pinnacle Foods Group LLC and Jenny Craig, Inc.  The foodservice category declined $145,000 due primarily to reduced sales to the Panda Restaurant Group, Inc. (“PRG”).  The airline category decreased by $238,000 or 11.3%.  We continue to be optimistic and anticipate further growth in net revenues as we continue to improve sales of the Boston Market brand products.

Like most companies, we unfortunately expect to continue to face uncertainty related to the economy, including higher fuel and commodity costs and inconsistent consumer demand. In an effort to offset these ongoing challenges and to improve operating margins, we continue to aggressively seek new business opportunities and to closely monitor all categories of operating expenses. We believe one of our core strengths has been our ability to mitigate rising food costs through strategic forward buying. We expect that this strength will again play a positive role in our future operations. Additionally, as customer contracts come to renewal and as other opportunities develop, we intend to pursue improved product pricing.

Gross profit was $4.7 million for the first quarter of fiscal year 2012, compared to $5.0 million for the first quarter of fiscal year 2011.  Gross margin (gross profit as a percentage of net revenues) decreased to 9.9% for the first quarter of fiscal year 2012, from 11.2% for the first quarter of fiscal year 2011 due largely to higher conversion costs, specifically, higher direct and indirect labor costs. We also had increased freight and storage expense of $612,000 due to shipments for Boston Market products in the first quarter of fiscal year 2012 (there were no similar storage costs in the first quarter of fiscal year 2011 as we did not commence manufacturing of Boston Market products until the second half of fiscal year 2011).  We anticipate continued increased freight and storage expenses as sales volumes for Boston Market products increase and if fuel prices remain at their current levels or increase.

Operating income for the first quarter of fiscal year 2012 was $1.9 million (4.0% of net revenues), compared to operating income of $2.7 million (6.0% of net revenues) for the first quarter of fiscal year 2011, due primarily to lower gross profit as noted above as well as higher selling, general and administrative (“SG&A”) expenses.  SG&A increased $540,000 to $2.8 million (5.9% of net revenues) for the first quarter of fiscal year 2012, from $2.3 million (5.1% of net revenues) for the first quarter of fiscal year 2011, primarily due to higher brokerage, royalty and marketing expenses of $326,000, $285,000 and $79,000, respectively, related to the Boston Market brand.  These increases were partially offset by a decrease in other SG&A expenses of $150,000.  With increased growth in our retail accounts, including Boston Market and Safeway, we expect our current sales, promotion and freight run rates will be the model for the future.  We expect SG&A expenses to remain at the current run-rate as we continue to contest remaining claims and grievances as described in Part II, Item 1 of this report and as we incur additional brokerage and selling expenses, including royalty expenses, related to the Boston Market brand.

Net income for the first quarter of fiscal year 2012 was $1.1 million (2.3% of net revenues), compared to net income of $1.6 million (3.6% of net revenues) for the first quarter of fiscal year 2011, due to lower operating income partially offset by a reduction in income tax expense.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  See Note 2 to the financial statements contained in our annual report on Form 10-K for the year ended October 2, 2011 for a summary of our significant accounting policies.  Management believes the following critical accounting policies are related to our more significant estimates and assumptions used in the preparation of our financial statements.

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

Goodwill.  We evaluate goodwill at least annually for impairment.  We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data.  As of January 1, 2012, we had goodwill of $12.2 million.  A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

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

We account for uncertainty in income taxes based on a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The balance of unrecognized tax benefits was zero as of January 1, 2012 and October 2, 2011.

We recognize interest and penalties as part of income taxes.  No interest and penalties were recognized in the statement of income for the first three months of fiscal year 2012.

Concentrations of Credit Risk

Cash used primarily for working capital purposes is maintained in two accounts with two major financial institutions. The account balances as of January 1, 2012 exceeded the Federal Deposit Insurance Corporation insurance limits.  If the financial banking markets experience disruption, we may need to temporarily rely on other forms of liquidity, including borrowing under our credit facility.

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  We perform on-going credit evaluations of each customer’s financial condition and generally require no collateral from our customers.  We charge off uncollectible accounts at the point in time when no recovery is expected.

A significant portion of our total net revenues during the first three months of fiscal years 2012 and 2011 were derived from three customers as described below:

Net Revenues
(unaudited)
	January 1,	January 2,
Customer	2012	2011
Panda Restaurant Group, Inc.	24%	26%
Jenny Craig, Inc.	24%	30%
Safeway Inc.	15%	16%

A significant portion of our total receivables as of January 1, 2012 and October 2, 2011 were derived from four customers as described below:

Receivables
	January 1,	October 2,
Customer	2012	2011
	(unaudited)
Panda Restaurant Group, Inc. (through its distributors)	29%	28%
Jenny Craig, Inc.	26%	22%
Bellisio Foods, Inc. (for various third party customers)	15%	17%
Safeway Inc.	10%	17%

Results of Operations

While we operate as a single business unit, manufacturing various products on common production lines, revenues from similar customers are grouped into the following natural categories: retail, foodservice and airlines.

Quarter Ended January 1, 2012 Compared to Quarter Ended January 2, 2011

The quarter ended January 1, 2012 was a 13-week period compared to the quarter ended January 2, 2011 which was a 14-week period.

Net Revenues.  Net revenues for the first quarter of fiscal year 2012 increased $2.7 million, or 6.0%, to $47.5 million from $44.8 million for the first quarter of fiscal year 2011 due to higher sales volume in retail sales partially offset by decreases in airline and foodservice net revenues.

Retail net revenues increased $3.1 million (10.5%) to $32.6 million for the first quarter of fiscal year 2012 from $29.5 million for the first quarter of fiscal year 2011.  The increase in net revenues was primarily due to sales of Boston Market branded products (sold to various third party customers) of $6.4 million partially offset by reduced sales to Pinnacle Foods Group LLC and Jenny Craig, Inc. of $2.5 million and $1.9 million, respectively. The decrease for Pinnacle Foods Group LLC was driven by a reduction in the number of items produced. The decrease to Jenny Craig, Inc. was due to the slow economic recovery and their inventory management plans.

Foodservice net revenues decreased $145,000 (1.1%) to $13.0 million for the first quarter of fiscal year 2012 from $13.2 million for the first quarter of fiscal year 2011 due to reduced sales volume to PRG of $607,000 partially offset by an increase in sales to other existing customers of $462,000.  We continue to increase our sales efforts in this category and believe that foodservice represents a significant opportunity for us in 2012 and beyond.

Airline net revenues decreased $238,000 (11.3%) to $1.9 million for the first quarter of fiscal year 2012 from $2.1 million for the first quarter of fiscal year 2011 due to decreased sales to an existing customer stemming from continuing airline industry initiatives to cut cost.

Gross Profit. Gross profit for the first quarter of fiscal year 2012 decreased by $285,000 (5.7%) to $4.7 million from $5.0 million for the first quarter of fiscal year 2011.  Gross margin decreased to 9.9% for the first quarter of fiscal year 2012 from 11.2% for the first quarter of fiscal year 2011, due largely to higher conversion cost, specifically, higher direct and indirect labor costs and higher freight and storage expense ($612,000) due to increased shipments for Boston Market products in the first quarter of fiscal year 2012 (we did not commence manufacturing of Boston Market products until the second half of fiscal year 2011).  We anticipate continued increased freight and storage expenses as sales volumes for Boston Market products increase and if fuel prices remain at their current levels or increase.

Selling, General and Administrative Expenses.  SG&A expense increased $540,000 (23.5%) to $2.8 million  for the first quarter of fiscal year 2012 from $2.3 million for the first quarter of fiscal year 2011.  SG&A expense as a percentage of net revenues increased to 5.9% for the first quarter of fiscal year 2012 compared to 5.1% for the first quarter of fiscal year 2011 due primarily to higher brokerage, royalty and marketing expenses related to the Boston Market brand of $326,000, $285,000 and $79,000, respectively, partially offset by decreases in other SG&A expenses of $150,000. We expect SG&A expense to remain at the current level as we continue to contest remaining claims and grievances as described in Part II, Item 1 of this report and as we incur additional brokerage and selling expenses, including royalty expenses related to the Boston Market brand.

Operating Income.  Operating income decreased $825,000 (30.5%) to $1.9 million (4.0% of net revenues) for the first quarter of fiscal year 2012 from $2.7 million (6.0% of net revenues) for the first quarter of fiscal year 2011.  The decrease in operating income was the result of lower gross profit and higher SG&A expenses as noted above.

Total Interest Expense.  Total interest expense for the first quarter of fiscal year 2012 was $96,000, compared to $92,000 for the first quarter of fiscal year 2011.  The increase in total interest expense is due to higher debt balances.

Income Tax Provision.  Income tax expense was $654,000 for the first quarter of fiscal year 2012, compared to income tax expense of $995,000 for the first quarter of fiscal year 2011.  The difference was a result of income before taxes decreasing $830,000 from $2.6 million for the first quarter of fiscal year 2011 to $1.8 million for the first quarter of fiscal year 2012.  The effective tax rates were 36.9% and 38.2% for the first quarter of fiscal years 2012 and 2011, respectively.

Net Income. Net income for the first quarter of fiscal year 2012 was $1.1 million, or $0.07 per basic and diluted share, compared to net income of $1.6 million, or $0.10 per basic and diluted share, for the first quarter of fiscal year 2011.

Liquidity and Capital Resources

During the first quarter of fiscal year 2012 our operating activities used cash of $1.8 million compared to cash provided of $3.2 million during the first quarter of  fiscal year 2011.  Cash generated from operations before working capital changes for the first quarter of fiscal year 2012 was $2.0 million.  Cash used by changes in working capital was $3.8 million during the first quarter of fiscal year 2012 and resulted from decreases in accounts payable and accrued liabilities of $1.8 million and $291,000, respectively, along with increases in accounts receivable and inventory of $903,000 and $1.4 million, respectively.  This was partially offset by cash provided by a decrease to prepaid expenses and other assets of $707,000. As of January 1, 2012, we had working capital of $28.0 million compared to working capital of $25.9 million at fiscal year end 2011.  The increase in working capital was due primarily to a decrease in accounts payable and accrued liabilities.  We were able to fund our operations in the first quarter of fiscal year 2012 internally without increasing our external debt.

During the first quarter of fiscal year 2012, our investing activities, consisting primarily of capital expenditures, resulted in a net use of cash of approximately $100,000 compared to a net use of cash of approximately $274,000 during the first quarter of fiscal year 2011.  The property and equipment additions were made to accommodate and generate additional business opportunities, meet anticipated growth and improve operating efficiency.

During the first quarter of fiscal year 2012, we had no financing activities compared to a use of cash of $5.5 million during the first quarter of fiscal year 2011.  Subsequent to the first quarter of fiscal year 2012, we reduced the outstanding balance of the facility by voluntary payments of $2.5 million.

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

    As of January 1, 2012, there was $10.8 million outstanding under the Bank of America facility with an applicable interest rate of 2.3%.  In addition, we pay an unused line fee equal to 0.25% per annum.  For the first quarter of fiscal years 2012 and 2011, we incurred $69,000 and $64,000, respectively, in interest expense, excluding amortization of deferred financing costs.  As of January 1, 2012, we had $19.2 million available to borrow under the new credit facility.

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

         As of January 1, 2012, we were in compliance with the covenant requirements of the Bank of America facility.  Going forward, if we are unable to maintain compliance with the covenant requirements due to the deterioration of economic conditions, it could result in interest rate increases and acceleration of maturity of the loan, which could adversely affect our financial condition, results of operations or cash flows.

We believe that funds available to us from operations and existing capital resources will be adequate for our capital requirements for at least the next twelve months.

Following is a summary of our contractual obligations at January 1, 2012:

	Payments Due By Period
CONTRACTUAL OBLIGATIONS	Total	Remainder of Fiscal Year 2012	2-3 Years	4-5 Years	More than 5 Years

Debt maturities	$10,772,647	$-	$10,772,647	$-	$-
Interest Expense(1)	518,290	224,347	293,943	-	-
Operating lease obligations(2)	8,131,111	1,887,152	3,957,158	2,286,801	-
Open purchase orders	13,529,339	13,035,186	494,153	-	-
Total contractual obligations	$32,951,387	$15,146,685	$15,517,901	$2,286,801	$-
________
(1) Assumes only mandatory principal pay-down and the use of LIBOR as of January 1, 2012 on the Bank of America debt.
(2) Includes real estate leases.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – Obligations.  We are subject to interest rate risk on variable interest rate obligations.  A hypothetical 10% increase in average market interest rates would increase by approximately $25,000 the annual interest expense on our debt outstanding as of January 1, 2012.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of January 1, 2012, that the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended January 1, 2012, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Five of the six defendants have now agreed to withdraw their defamatory statements.  They also agreed to a permanent injunction prohibiting them from publishing the defamatory statements they made against us.  They further agreed to withdraw from and opt-out of any claims asserted on their behalf in the Agustiana case described below.  Based on these agreements, we have dismissed our claims against these five defendants.  We continue to press our claims against defendant Nativo Lopez, and the case is scheduled for trial in July 2012.

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

One former employee remains as a plaintiff, Isela Hernandez.  She has not requested the court to certify her as a class representative, and no class has been certified.  We have asked the court to disqualify this remaining plaintiff as a class representative, and her attorneys have asked the court to add four former employees as plaintiffs and potential class representatives.  Without ruling on our request, the court allowed the four new plaintiffs to join the case, and it scheduled a class certification hearing for April 2012. Three of the four new plaintiffs are former employees that we terminated one month before this case was filed because they had used invalid social security numbers in connection with their employment with us.  The fourth new plaintiff has not worked for us since February 2007.

The parties are engaged in the discovery phase of the case, and the court has scheduled a class certification hearing date for April 2012.  We believe we have valid defenses to the plaintiff’s remaining claims and that we paid all wages due to these employees.

Item 5.	Other Information

On February 6, 2012, we entered into an employment agreement with James Rudis, our Chairman, President and Chief Executive Officer.  The term of the employment agreement will be from January 1, 2012 to December 31, 2014.  Mr. Rudis’ base salary will be $475,000 per year and will be reviewed annually and increased in a percentage no less than that of the annual increase in the cost of living.

The employment agreement contains a covenant that Mr. Rudis will not to compete with us during the term of his employment and for a period of one year thereafter.  We have agreed to provide, at our expense, a $1.0 million life insurance policy on Mr. Rudis’ life, payable to a beneficiary of his choice, and to pay to him up to $800 per month for an automobile lease and to reimburse him for all operating expenses relating to the leased automobile.  In addition, if Mr. Rudis chooses not to participate in our existing group medical insurance plan, we have agreed to reimburse him for health insurance premiums he pays through the term of the employment agreement for him and his immediate family, up to the amounts he paid for such coverage immediately prior to the effective date of the employment agreement.  Mr. Rudis is entitled to four weeks vacation time annually and we have agreed to cash out and pay Mr. Rudis for the portion of any vacation time not used by the end of the calendar year in which it was earned or at such a later date as may be specified by Mr. Rudis.

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

    The employment agreement also provides that if Mr. Rudis is terminated by reason of his death or disability, he or his estate is entitled to receive:

•	any accrued, unpaid base salary payable in effect on the date of termination;

•	any unreimbursed business expenses outstanding as of the date of termination; and

•	any accrued but unused vacation pay as of the date of termination.

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

The above descriptions are qualified by reference to the complete text of Mr. Rudis’ employment agreement, which is attached to this report as Exhibit 10.1 and incorporated herein by this reference.

Item 6.	Exhibits

Exhibit Number	Description

10.1# (1)	Employment Agreement, entered into as of February 6, 2012 between Overhill Farms, Inc., and James Rudis

31.1 (1)	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (1)	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 (1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1) #	Attached hereto. Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERHILL FARMS, INC.
(Registrant)

Date: February 9, 2012	By:	/s/ James Rudis
James Rudis
Chief Executive Officer
(principal executive officer)

Date: February 9, 2012	By:	/s/ Tracy E. Quinn
Tracy E. Quinn
Chief Financial Officer
(principal financial officer)

EXHIBITS ATTACHED TO THIS FORM 10-Q

Exhibit Number	Description

10.1#	Employment Agreement, entered into as of February 6, 2012 between Overhill Farms, Inc., and James Rudis

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Management contract or compensatory plan or arrangement.