Form 10-Q
period 2012-04-01
OVERHILL FARMS INC
filed 2012-05-09
CIK 1101020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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
Yes [  ] No [X]

As of May 9, 2012, there were 15,823,271 shares of the issuer’s common stock, $.01 par value, outstanding.

OVERHILL FARMS, INC.
FORM 10-Q
QUARTER ENDED APRIL 1, 2012

Item 1.   Financial Statements

OVERHILL FARMS, INC.
CONDENSED BALANCE SHEETS

Assets

	April 1,	October 2,
	2012	2011
	(Unaudited)

Current assets:
Cash	$1,601,290	$5,470,362
Accounts receivable, net of allowance for doubtful accounts of $937	17,685,747	13,700,034
and $43,402 in 2012 and 2011, respectively
Inventories	19,389,543	18,152,200
Prepaid expenses and other	1,786,774	2,013,222
Deferred income taxes	956,346	956,346
Total current assets	41,419,700	40,292,164

Property and equipment, at cost:
Fixtures and equipment	26,387,148	25,981,572
Leasehold improvements	12,574,408	12,757,679
Automotive equipment	92,886	92,886
Property and equipment gross	39,054,442	38,832,137
Less accumulated depreciation and amortization	(27,263,506)	(25,686,444)
Total property and equipment	11,790,936	13,145,693

Other non-current assets:
Goodwill	12,188,435	12,188,435
Deferred financing costs, net of accumulated amortization of $532,425
and $489,129 at April 1, 2012 and October 2, 2011, respectively	83,601	126,897
Other	1,483,502	1,556,656
Total other non-current assets	13,755,538	13,871,988

Total assets	$66,966,174	$67,309,845

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED BALANCE SHEETS (continued)

Liabilities and Stockholders’ Equity

	April 1,	October 2,
	2012	2011
	(Unaudited)
Current liabilities:
Accounts payable	$10,186,198	$10,586,162
Accrued liabilities	4,267,637	3,820,199
Total current liabilities	14,453,835	14,406,361

Long-term accrued liabilities	661,352	616,890
Deferred tax liabilities	1,001,199	1,001,199
Long-term debt, less current maturities	8,242,647	10,772,647
Total liabilities	24,359,033	26,797,097

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 50,000,000 shares, 4.43 designated as Series A Convertible Preferred Stock, 0 shares
issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares, 15,823,271
shares issued and outstanding at April 1, 2012 and October 2, 2011	158,233	158,233
Additional paid-in capital	11,558,479	11,558,479
Retained earnings	30,890,429	28,796,036
Total stockholders’ equity	42,607,141	40,512,748

Total liabilities and stockholders’ equity	$66,966,174	$67,309,845

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended
	April 1,	April 3,
	2012	2011

Net revenues	$50,201,781	$40,539,552
Cost of sales	45,498,635	36,008,722
Gross profit	4,703,146	4,530,830

Selling, general and administrative expenses	3,081,145	2,039,032

Operating income	1,622,001	2,491,798

Interest expense:
Interest expense	(64,230)	(52,845)
Amortization of debt discount and deferred financing costs	(13,554)	(27,179)
Total interest expense	(77,784)	(80,024)

Income before income tax expense	1,544,217	2,411,774

Income tax expense	569,816	889,945

Net income	$974,401	$1,521,829

Net income per share:
Basic	$0.06	$0.10
Diluted	$0.06	$0.09

Shares used in computing net income per share:
Basic	15,823,271	15,823,271
Diluted	16,023,073	16,061,133

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Six Months Ended
	April 1,	April 3,
	2012	2011

Net revenues	$97,711,491	$85,301,010
Cost of sales	88,323,265	75,799,756
Gross profit	9,388,226	9,501,254

Selling, general and administrative expenses	5,895,896	4,313,921

Operating income	3,492,330	5,187,333

Interest expense:
Interest expense	(133,442)	(116,446)
Amortization of debt discount and deferred financing costs	(40,712)	(55,388)
Total interest expense	(174,154)	(171,834)

Income before income taxes	3,318,176	5,015,499

Income taxes	1,223,783	1,884,567

Net income	$2,094,393	$3,130,932

Net income per share:
Basic	$0.13	$0.20
Diluted	$0.13	$0.20

Shares used in computing net income per share:
Basic	15,823,271	15,823,271
Diluted	16,016,226	16,053,629

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	April 1,	April 3,
	2012	2011

Operating Activities:
Net income	$2,094,393	$3,130,932
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,719,275	1,936,172
Amortization of debt discount and deferred financing costs	43,296	55,388
(Recovery) of doubtful accounts	(42,465)	-
Changes in:
Accounts receivable	(3,943,248)	1,635,506
Inventories	(1,237,343)	(2,027,756)
Prepaid expenses and other assets	226,448	109,269
Accounts payable	(399,964)	353,707
Accrued liabilities	447,438	(123,344)
Net cash (used in) provided by operating activities	(1,092,170)	5,069,874

Investing Activities:
Additions to property and equipment	(246,902)	(435,117)
Net cash used in investing activities	(246,902)	(435,117)

Financing Activities:
Principal payments on debt	(2,530,000)	(5,525,000)
Deferred financing costs	-	(1,117)
Net cash used in financing activities	(2,530,000)	(5,526,117)

Net decrease in cash	(3,869,072)	(891,360)
Cash at beginning of period	5,470,362	5,967,741
Cash at end of period	$1,601,290	$5,076,381

Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$133,254	$114,663
Income taxes	$625,000	$1,671,065

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
April 1, 2012
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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and six months ended April 1, 2012 are not necessarily indicative of the results that may be expected for the Company’s fiscal year ending September 30, 2012 or for any other period.

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

In May 2011, the FASB issued an update to its authoritative guidance regarding fair value measurements to clarify disclosure requirements and improve comparability. Additional disclosure requirements include: (a) for Level 3 fair value measurements, quantitative information about significant unobservable inputs used, qualitative information about the sensitivity of the measurements to change in the unobservable inputs disclosed (including the interrelationship between inputs), and a description of the Company’s valuation processes; (b) all, not just significant, transfers between Level 1 and Level 2 of the fair value hierarchy; (c) the reason why, if applicable, the current use of a nonfinancial asset measured at fair value differs from its highest and best use; and (d) the categorization in the fair value hierarchy for financial instruments not measured at fair value but for which disclosure of fair value is required. The Company adopted this guidance in the second quarter of fiscal 2012, effective January 2, 2012, and applied it retrospectively. The adoption of the standard did not have a material impact on the Company’s financial position or results of operations.

4.	INVENTORIES

Inventories of the Company as of April 1, 2012 and October 2, 2011 are summarized as follows:

	April 1,	October 2,
	2012	2011
	(unaudited)

Raw ingredients	$5,856,197	$5,978,588
Finished product	11,525,455	10,208,600
Packaging	2,007,891	1,965,012
	$19,389,543	$18,152,200

5.	LONG-TERM DEBT

Long-term debt of the Company as of April 1, 2012 and October 2, 2011 is summarized as follows:

	April 1,	October 2,
	2012	2011
	(unaudited)

Bank of America Revolver	$8,242,647	$10,772,647
	$8,242,647	$10,772,647

The Company executed a senior secured credit agreement with Bank of America on September 24, 2010.  The facility is structured as a $30 million three-year senior secured revolving credit facility, secured by a first priority lien on substantially all the Company’s assets.  The Company made an initial loan drawdown of $13.2 million on September 24, 2010, which was used to pay off the Company’s prior credit facility.  Under the Bank of America facility the Company has the ability to increase the aggregate amount of the financing by $20 million (for an aggregate of $50 million) under certain conditions.

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

        As of April 1, 2012, there was $8.2 million outstanding under the Bank of America facility with an applicable interest rate of 2.2%.  In addition, the Company pays an unused line fee equal to 0.25% per annum.  For the first half of fiscal years 2012 and 2011, the Company incurred $133,000 and $116,000, respectively, in interest expense, excluding amortization of deferred financing costs.  As of April 1, 2012, the Company had $21.8 million available to borrow under the Bank of America facility.  During the first half of fiscal year 2012, the Company reduced the outstanding balance of the facility by voluntary payments of $2.5 million.

        The Bank of America facility contains covenants whereby, among other things, the Company is required to maintain compliance with agreed levels of fixed charge coverage and total leverage.  The facility also contains customary restrictions on incurring indebtedness and liens, making investments and paying dividends.  As of April 1, 2012, the Company was in compliance with the amended covenant requirements of the Bank of America facility.

6.	PER SHARE DATA

The following table sets forth the calculation of earnings per share (“EPS”) for the periods presented:

	Quarter Ended
	(unaudited)
	April 1,	April 3,
	2012	2011
Basic EPS Computation:
Numerator:
Net income	$974,401	$1,521,829
Denominator:
Weighted average common shares outstanding	15,823,271	15,823,271
Total shares	15,823,271	15,823,271
Basic EPS	$0.06	$0.10

Diluted EPS Computation:
Numerator:
Net income	$974,401	$1,521,829
Denominator:
Weighted average common shares outstanding	15,823,271	15,823,271
Incremental shares from assumed
exercise of stock options	199,802	237,862
Total shares	16,023,073	16,061,133
Diluted EPS	$0.06	$0.09

	Six Months Ended
	(unaudited)
	April 1,	April 3,
	2012	2011
Basic EPS Computation:
Numerator:
Net income	$2,094,393	$3,130,932
Denominator:
Weighted average common shares outstanding	15,823,271	15,823,271
Total shares	15,823,271	15,823,271
Basic EPS	$0.13	$0.20

Diluted EPS Computation:
Numerator:
Net income	$2,094,393	$3,130,932
Denominator:
Weighted average common shares outstanding	15,823,271	15,823,271
Incremental shares from assumed
exercise of stock options	192,955	230,358
Total shares	16,016,226	16,053,629
Diluted EPS	$0.13	$0.20

7.	STOCK OPTIONS

The Company measures the cost of all employee stock-based compensation awards based on the grant date fair value of those awards using a Black-Scholes model and records that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). No options were granted during the quarter and six months ended April 1, 2012 or April 3, 2011.  Therefore, there was no impact on the income statement or cash flow statement as a result of stock-based compensation for any of these periods as there were no new options granted and all outstanding options are fully vested.

8.	INCOME TAXES

The Company accounts for any uncertainty in income taxes based on a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The balance of unrecognized tax benefits was zero as of April 1, 2012 and October 2, 2011.

The Company recognizes interest and penalties, if any, as part of income taxes. The total amount of interest and penalties recognized in the statements of income was zero for the quarters and six months ended April 1, 2012 and April 3, 2011.

The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions.

The effective tax rates were 36.9% and 37.6% for the first six months of fiscal years 2012 and 2011.

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

Overhill Farms v. Larry (Nativo) Lopez, et al.

On June 30, 2009, the Company filed a lawsuit against Nativo Lopez and six other leaders of what the Company believes to be their unlawful campaign to force the Company to continue the employment of workers who had used invalid social security numbers to hide their illegal work status. Among other things, the Company alleges that the defendants defamed the Company by calling its actions “racist” and unlawful. The Company has asserted claims for defamation, extortion, intentional interference with prospective economic advantage, and intentional interference with contractual relations. The Company filed the lawsuit in Orange County, California, and seeks damages and an injunction barring the defendants from continuing their conduct.

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

Five of the six defendants have now agreed to withdraw their defamatory statements. They also agreed to a permanent injunction prohibiting them from publishing the defamatory statements they made against the Company. They further agreed to withdraw from and opt-out of any claims asserted on their behalf in the Agustiana case described below. Based on these agreements, the Company dismissed its claims against these five defendants.

On April 6, 2012, the court signed an order against the remaining defendant, Nativo Lopez, in which the court awarded judgment in favor of the Company.  The court ordered Mr. Lopez to pay the Company $30,000, and it permanently enjoined Mr. Lopez from publishing the defamatory statements against the Company.

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

The remaining plaintiff added four former employees of the Company as additional plaintiffs.  Three of the four new plaintiffs are former employees that the Company terminated one month before this case was filed because they had used invalid social security numbers in connection with their employment with the Company.  The fourth new plaintiff has not worked for the Company since February 2007.

The court scheduled a class certification hearing date for April 2012, which the court has postponed until June 26, 2012.  The Company believes it  has valid defenses to the plaintiffs’ remaining claims, and that the Company paid all wages due to these employees.

Concentrations of Credit Risk

Cash used primarily for working capital purposes is maintained in two accounts with a major financial institution. The account balances as of April 1, 2012 exceeded the Federal Deposit Insurance Corporation insurance limits.  If the financial banking markets experience disruption, the Company may need to temporarily rely on other forms of liquidity, including borrowing under its credit facility.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  The Company performs on-going credit evaluations of each customer’s financial condition and generally requires no collateral from its customers.  A bankruptcy or other significant financial deterioration of any customer could impact its future ability to satisfy its receivables with the Company.  Allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions.  For the first six months of fiscal years 2012 and 2011, write-offs, net of recoveries, to the allowance for doubtful accounts were immaterial.

A significant portion of the Company’s total net revenues during the first six months of fiscal years 2012 and 2011 were derived from three customers, as described below:

Net Revenues
(unaudited)
	April 1,	April 3,
Customer	2012	2011
Panda Restaurant Group, Inc.	27%	26%
Jenny Craig, Inc.	22%	31%
Safeway Inc.	16%	16%

A significant portion of the Company’s total receivables as of April 1, 2012 and April 3, 2011 were derived from four customers as described below:

Receivables
(unaudited)
	April 1,	April 3,
Customer	2012	2011
Panda Restaurant Group, Inc. (through its distributors)	35%	34%
Bellisio Foods, Inc. (for various third party customers)	20%	0%
Jenny Craig, Inc.	19%	24%
Safeway Inc.	13%	19%

10.	RELATED PARTY TRANSACTIONS

In February 2004, the Company engaged Alexander Auerbach & Co., Inc. (“AAPR”) to provide the Company with public relations and marketing services.  AAPR provides public relations, media relations and communications marketing services to support the Company’s sales activities.  Alexander Auerbach, who is a director and stockholder of the Company, is a stockholder, director and officer of AAPR.  Fees paid to AAPR for services rendered under this engagement during the first six months of fiscal years 2012 and 2011 were $28,000 and $29,000, respectively.

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

The carrying amount of the Company’s financial instruments, which are not marked to fair value at each reportable date and principally include trade receivables and accounts payable, approximate fair value due to the relatively short maturity of such instruments.  The Company believes the carrying value of the debt approximates the fair value at both April 1, 2012 and October 2, 2011, as the debt bears interest at variable rates based on prevailing market conditions.  As of April 1, 2012, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable rate debt approximated rates currently available to the Company.

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

On November 4, 2010, the Company entered into an exclusive license agreement with Boston Market Corporation, whereby the Company has the right to manufacture, sell and distribute Boston Market frozen food products.  The license agreement was effective July 1, 2011.  The then existing Boston market business was predominately located in the Eastern half of the United States. The Company’s initial plan was to develop an internal sales and administrative staff to handle the Boston Market business. Based on a previous relationship with Bellisio Foods, Inc., (Bellisio), the Company held discussions and determined that initially the most cost-effective way to maintain distributions to existing Boston Market accounts was to enter into a Co-Manufacturing, Sales, and Distribution Agreement with Bellisio.  Bellisio operates a manufacturing and storage facility in Ohio, and has an existing sales force in place to manage consumer brands, and currently sells into 25,000 retail locations.

The initial term of the agreement is two years and commenced on July 1, 2011.  The agreement automatically renews for one year periods, unless either party provides a six month notice of termination date prior to the renewal period.  During the initial term, the Company will evaluate the overall cost-effectiveness of that relationship and actively consider all viable alternatives for the future.

The agreement is considered a collaborative arrangement between the Company and Bellisio regarding the co-manufacture, sale and distribution of Boston Market products.  The agreement provides that the Company and Bellisio will each manufacture approximately 50% of the total production volume of current and future Boston Market products during the term of the agreement. The Company began its manufacturing in June 2011, and Bellisio began its manufacturing in August 2011 at its Jackson, Ohio facility.

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

The following tables illustrate the Company’s portion of the income statement, classification and activities attributable to transactions arising from the agreement for the quarter and six months ended April 1, 2012:

For the Quarter Ended
April 1, 2012

Net Revenues	$8,745,332

Cost of Sales	$7,758,297

Gross Profit	$987,035

Selling, general and administrative expenses	$856,572

Net income	$130,463

In addition to the expenses noted above, during the second quarter of fiscal year 2012, the Company incurred marketing expenses of $43,000.

For the Six Months Ended
April 1, 2012

Net Revenues	$15,166,491

Cost of Sales	$13,701,389

Gross Profit	$1,465,102

Selling, general and administrative expenses	$1,495,127

Net loss	$(30,025)

In addition to the expenses noted above, during the first six months of fiscal year 2012, the Company incurred marketing expenses of $122,000.

13.	SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through the issuance date of these financial statements, and concluded no subsequent events occurred that require recognition or disclosure other than the legal matters described in Note 9 to these financial statements.

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

•	commodity prices and fulfillment by suppliers of existing raw materials contracts;

•	natural disasters that can impact, among other things, costs of fuel and raw materials;

•	changes in our business environment, including actions of competitors and changes in customer preferences, as well as disruptions to our customers’ businesses;

•	seasonality in the retail category;

•	loss of key customers due to competitive environment or production being self-manufactured by customers with such capabilities;

•	the occurrence of acts of terrorism or acts of war;

•	changes in governmental laws and regulations, including income taxes;

•	change in control due to takeover or other significant changes in ownership;

•	financial viability and resulting effect on revenues and collectability of accounts receivable of our customers during the on-going economic uncertainty and any future deep recessionary periods;

•	ability to obtain additional financing as and when needed, and rising costs of credit that may be associated with new borrowings;

•	ability to remain in compliance with the amended covenant requirements of the Bank of America facility;

•	continued unfavorable operating variances due to lower sales volumes;

•	voluntary or government-mandated food recalls;

•	effects of legal proceedings or labor disputes in which we are or may become involved from time to time;

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

For the second quarter of fiscal year 2012, which ended on April 1, 2012, we performed well and were profitable with significant improvement in net revenues as compared to our second quarter of fiscal year 2011.

Rising fuel and energy costs have had a significant impact on our gross profit margins.  In fact, higher freight costs, including the cost to ship Boston Market products, accounts for a major portion of the decrease in gross profit margins for the second quarter of fiscal 2012, as compared to the same period last year.

We have already taken several initiates to offset high fuel costs.  We recently re-bid most of our freight arrangements, and we are in the process of testing and changing over to new carriers.  We expect that this will have a significant positive impact based on the current cost of fuel.  Also, as we have in the past, we continue to work with our major customers to have their carriers pick up products from us, and consolidate our products with those of the other vendors.

With the expected new business for Boston Market in the Western region, we are working with Bellisio to reduce freight expense by taking advantage of our Los Angeles area production facilities.

On a long-term basis, we are evaluating all of our inbound and outbound freight lanes, and we are working to look at opportunities to consolidate freight loads and lanes to reduce costs.  We are reviewing a proposal with a national freight consultant to determine if we can expedite this process.

We also continue to look at all of the other cost areas to find reductions to offset high fuel and energy costs.

The Boston Market line of products, which we feel will be a significant part of our future growth, continues to improve.  Although we show a small net loss for the Boston Market brand for the first half of fiscal year 2012, with most of the initial marketing investments and start-up costs behind us, the Boston Market line was profitable during the second quarter of fiscal year 2012.  Our focus now is to improve that profitability through a number of product, promotion and process enhancements.

Additionally, we expect increased sales for the rest of fiscal and calendar 2012 in our foodservice category through increased sales to a major existing account and new customer initiatives.

Net revenues of $50.2 million for the second quarter of fiscal year 2012 reflected an increase of $9.7 million or 24.0% compared to the second quarter of fiscal year 2011. The retail category increased $5.7 million due primarily to net revenues of $8.7 million in sales of our portion of Boston Market products (sold to numerous retail accounts, including some major national chains) partially offset by reduced sales to Jenny Craig, Inc. of $3.7 million. The foodservice category increased $4.3 million or 35.8% due primarily to increased sales to the Panda Restaurant Group, Inc. (“PRG”).  The airline category decreased by $352,000 or 18.5%.  We continue to be optimistic and anticipate further growth in net revenues as we continue to improve sales of the Boston Market brand products, increase foodservice sales, new initiatives and an anticipated improvement in the economy.

Gross profit was $4.7 million for the second quarter of fiscal year 2012, compared to $4.5 million for the second quarter of fiscal year 2011.  Gross margin (gross profit as a percentage of net revenues) decreased to 9.4% for the second quarter of fiscal year 2012, from 11.1% for the second quarter of fiscal year 2011. Despite an increase to gross profit dollars our gross margin decreased due largely to higher product costs, specifically higher raw material costs as we had less favorable commodity prices on higher volume usage and higher direct and indirect labor costs. We also had increased freight and storage expense of $752,000 due primarily to shipments for Boston Market products in the second quarter of fiscal year 2012 (there were no similar freight and storage costs in the second quarter of fiscal year 2011 as we did not commence manufacturing of Boston Market products until the fourth quarter of fiscal year 2011).  We anticipate continued increased freight and storage expenses as sales volumes for Boston Market products increase and if fuel prices remain at their current levels or increase.

Operating income for the second quarter of fiscal year 2012 was $1.6 million (3.2% of net revenues), down $870,000 compared to operating income of $2.5 million (6.2% of net revenues) for the second quarter of fiscal year 2011, due primarily to lower gross margin as noted above as well as higher selling, general and administrative (“SG&A”) expenses.  SG&A increased $1.1 million to $3.1 million (6.2% of net revenues) for the second quarter of fiscal year 2012, from $2.0 million (4.9% of net revenues) for the second quarter of fiscal year 2011, primarily due to higher brokerage, royalty and marketing expenses of $433,000, $380,000 and $43,000, respectively, related to the Boston Market brand. We also incurred higher legal fees expense of $150,000 as compared to the second quarter of fiscal year 2011 as we continue to contest remaining claims and grievances as described in Part II, Item 1 of this report.  In light of recent activities and indications from the court, we are hopeful that these expenses will decrease significantly in the near future.  We expect other SG&A expense to remain at the current level.  With anticipated growth in our retail accounts, primarily Boston Market, we expect to incur additional brokerage and selling expense, including royalty expenses related to the Boston Market brand.

Net income for the second quarter of fiscal year 2012 was $974,000 (1.9% of net revenues), compared to net income of $1.5 million (3.7% of net revenues) for the second quarter of fiscal year 2011, due to lower operating income partially offset by a reduction in income tax expense.

For the first six months of fiscal year 2012 (which included 26 weeks), net revenues of $97.7 million reflected a 14.5% increase compared to the first six months of fiscal year 2011 (which included 27weeks).  Retail net revenues increased $8.8 million primarily due to $15.2 million in sales of our portion of Boston Market products (sold to numerous accounts, including some major national chains) partially offset by reduced sales to Jenny Craig, Inc. and other retail customers of $5.3 million and $1.1 million, respectively.  Foodservice net revenues increased $4.2 million or 16.7% due to increased sales to Panda Restaurant Group. These increases were partially offset by a decrease in airline net revenues of $589,000 or 14.4%.

Gross profit was $9.4 million for the first six months of fiscal year 2012, compared to $9.5 million for the first six months of fiscal year 2011.  Gross margin decreased to 9.6% of net sales for the first six months of fiscal year 2012 from 11.1% for the first six months of fiscal year 2011.  The decrease in gross profit dollars and margin was driven largely by higher raw material cost and other product costs, specifically higher direct and indirect labor costs. We also had increased freight and storage expense of $1.4 million due primarily to shipments for Boston Market products in the first half of fiscal year 2012 (there were no similar storage costs in the first half of fiscal year 2011 as we did not commence manufacturing of Boston Market products until the fourth quarter of fiscal year 2011). Although we see indications of inflation on commodities for the rest of calendar year 2012, we plan to mitigate increases with forward buying and pricing opportunities where appropriate.

Operating income for the first six months of fiscal year 2012 was $3.5 million (3.6% of net revenues), compared to $5.2 million (6.1% of net revenues) for the first six months of fiscal year 2011, due primarily to lower gross profit dollars and margin as described above as well as higher SG&A expenses.  SG&A expenses as a percentage of net revenues increased to 6.0% for the first six months of fiscal year 2012 compared to 5.0% for the first six months of fiscal year 2011 due primarily to higher brokerage, royalty and marketing expenses of $759,000, $665,000 and $122,000, respectively, related to the Boston Market brand. We also incurred higher legal fees expense of $171,000 compared to the first six months of fiscal year 2011 as we continue to contest remaining claims and grievances as described in Part II, Item 1 of this report.  In light of recent activities and indications from the court, we are hopeful that these expenses will decrease significantly in the near future.

Net income for the first six months of fiscal year 2012 was $2.1 million (2.1% of net revenues) compared to $3.1 million (3.6% of net revenues) for the first six months of fiscal year 2011, due to lower gross profit partially offset by lower income tax expense.

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

We write down our inventory for the estimated aged surplus, spoiled or damaged products and discontinued items and components.  We determine the amount of the write-down by analyzing inventory composition, expected usage, historical and projected sales information and other factors.  Changes in sales volume due to unexpected economic or competitive conditions are among the factors that could result in material increases in the write-down of our inventory.

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

Goodwill.  We evaluate goodwill at least annually for impairment.  We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data.  As of April 1, 2012, we had goodwill of $12.2 million.  A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

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

We account for uncertainty in income taxes based on a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The balance of unrecognized tax benefits was zero as of April 1, 2012 and October 2, 2011.

We recognize interest and penalties as part of income taxes.  No interest and penalties were recognized in the statement of income for the first six months of fiscal year 2012.

Concentrations of Credit Risk

Cash used primarily for working capital purposes is maintained in two accounts with a major financial institution. The account balances as of April 1, 2012 exceeded the Federal Deposit Insurance Corporation insurance limits.  If the financial banking markets experience disruption, we may need to temporarily rely on other forms of liquidity, including borrowing under our credit facility.

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  We perform on-going credit evaluations of each customer’s financial condition and generally require no collateral from our customers.  We charge off uncollectible accounts at the point in time when no recovery is expected.

A significant portion of our total net revenues during the first six months of fiscal years 2012 and 2011 were derived from three customers as described below:

Net Revenues
(unaudited)
	April 1,	April 3,
Customer	2012	2011
Panda Restaurant Group, Inc.	27%	26%
Jenny Craig, Inc.	22%	31%
Safeway Inc.	16%	16%

A significant portion of our total receivables as of April 1, 2012 and April 3, 2011 were derived from four customers as described below:

Receivables
(unaudited)
	April 1,	April 3,
Customer	2012	2011
Panda Restaurant Group, Inc. (through its distributors)	35%	34%
Bellisio Foods, Inc. (for various third party customers)	20%	0%
Jenny Craig, Inc.	19%	24%
Safeway Inc.	13%	19%

Results of Operations

While we operate as a single business unit, manufacturing various products on common production lines, revenues from similar customers are grouped into the following natural categories: retail, foodservice and airlines.

Quarter Ended April 1, 2012 Compared to Quarter Ended April 3, 2011

The quarters ended April 1, 2012 and April 3, 2011were both 13-week periods.

Net Revenues.  Net revenues for the second quarter of fiscal year 2012 increased $9.7 million (24.0%) to $50.2 million from $40.5 million for the second quarter of fiscal year 2011 due to higher sales volume in retail and foodservice categories partially offset by decreases in airline net revenues.

Retail net revenues increased $5.7 million (21.4%) to $32.3 million for the second quarter of fiscal year 2012 from $26.6 million for the second quarter of fiscal year 2011.  The increase in retail net revenues was primarily due to sales of our portion of Boston Market branded products (sold to various third party customers) of $8.7 million partially offset by reduced sales to Jenny Craig, Inc. of $3.7 million. The decrease to Jenny Craig, Inc. was due to the slow economic recovery and their inventory management plans.

Foodservice net revenues increased $4.3 million (35.8%) to $16.3 million for the second quarter of fiscal year 2012 from $12.0 million for the second quarter of fiscal year 2011 due primarily to increased sales volume to Panda Restaurant Group of $4.5 million.  We continue to increase our sales efforts in this category and believe that foodservice represents a significant opportunity for us in 2012 and beyond.

Airline net revenues decreased $352,000 (18.5%) to $1.6 million for the second quarter of fiscal year 2012 from $1.9 million for the second quarter of fiscal year 2011 due to decreased sales to an existing customer stemming from continuing airline industry initiatives to cut costs.

Gross Profit. Gross profit for the second quarter of fiscal year 2012 increased by $172,000 (3.8%) to $4.7 million for the second quarter of fiscal year 2012 from $4.5 million for the second quarter of fiscal year 2011.  Gross margin decreased to 9.4% of net sales for the second quarter of fiscal year 2012 from 11.1% for the second quarter of fiscal year 2011, due largely to higher product cost, specifically higher raw material cost as we had less favorable commodity prices on higher volume usage, higher direct and indirect labor costs driven by increased volume produced during the second quarter of fiscal year 2012 and increased freight and storage expense of $752,000 due to increased shipments for Boston Market products in the second quarter of fiscal year 2012 (we did not commence manufacturing of Boston Market products until the fourth quarter of fiscal year 2011).  We anticipate continued increased freight and storage expenses as sales volumes for Boston Market products increase and if fuel prices remain at their current levels or increase.

Selling, General and Administrative Expenses.  SG&A expenses increased $1.1  million (55.0%) to $3.1 million  for the second quarter of fiscal year 2012 from $2.0 million for the second quarter of fiscal year 2011.  SG&A expense as a percentage of net revenues increased to 6.2% for the second quarter of fiscal year 2012 compared to 4.9% for the second quarter of fiscal year 2011 due primarily to higher brokerage, royalty and marketing expenses related to the Boston Market brand of $433,000, $380,000 and $43,000, respectively. We also incurred higher legal fees expense of $150,000 compared to the second quarter of fiscal year 2011 as we continue to contest remaining claims and grievances as described in Part II, Item 1 of this report.  In light of recent activities and indications from the court, we are hopeful that these expenses will decrease significantly in the near future.  We expect other SG&A expenses to remain at the current rate as we incur additional brokerage and selling expenses, including royalty expenses related to the Boston Market brand.

Operating Income.  Operating income decreased $870,000 (34.8%) to $1.6 million (3.2% of net revenues) for the second quarter of fiscal year 2012 from $2.5 million (6.2% of net revenues) for the second quarter of fiscal year 2011.  The decrease in operating income was the result of lower gross margin and higher SG&A expenses as noted above.

Total Interest Expense.  Total interest expense for the second quarter of fiscal year 2012 was $78,000, compared to $80,000 for the second quarter of fiscal year 2011.

Income Tax Provision.  Income tax expense was $570,000 for the second quarter of fiscal year 2012, compared to income tax expense of $890,000 for the second quarter of fiscal year 2011.  The difference was a result of income before taxes decreasing $868,000 from $2.4 million for the second quarter of fiscal year 2011 to $1.5 million for the second quarter of fiscal year 2012.  The effective tax rate was 36.9% for the second quarter of fiscal years 2012 and 2011.

Net Income. Net income for the second quarter of fiscal year 2012 was $974,000 or $0.06 per basic and diluted share, compared to net income of $1.5 million, or $0.10 per basic and $0.09 per diluted share, for the second quarter of fiscal year 2011.

Six Months Ended April 1, 2012 Compared to Six Months Ended April 3, 2011

The six month period ended April 1, 2012 was a 26 week period compared to the six month period ended April 3, 2011 which was a 27 week period.

        Net Revenues.  Net revenues increased $12.4 million (14.5%) to $97.7 million for the first six months of fiscal year 2012 from $85.3 million for the first six months of fiscal year 2011, due to increases in retail and foodservice net revenues partially offset by decrease in airline net revenues.

         Retail net revenues increased $8.8 million (15.7%) to $64.8 million for the first six months of fiscal year 2012 from $56.0 million for the first six months of fiscal year 2011.  The increase in retail net revenues was largely due to $15.2 million in sales of our portion of Boston Market products (sold to numerous accounts, including some major national chains) partially offset by reduced sales to Jenny Craig, Inc. and other retail customers of $5.3 million and $1.1 million, respectively. The decrease to Jenny Craig, Inc. is due to their inventory management plans and a slow economic recovery. We expect continued growth in the retail category in fiscal year 2012 as we continue to expand the Boston Market line.

         Foodservice net revenues increased $4.2 million (16.7%) to $29.4 million for the first six months of fiscal year 2012 from $25.2 million for the first six months of fiscal year 2011.  The increase was attributable primarily to increased sales volume to PRG of $3.9 million. We continue our sales efforts in this category and continue to believe that foodservice represents a significant opportunity for us.

        Airline net revenues decreased $589,000 (14.4%) to $3.5 million for the first six months of fiscal year 2012 from $4.1 million for the first six months of fiscal year 2011 due to decreased volume to an existing customer stemming from continuing airline industry initiatives to cut costs. Airline net revenues are likely to continue to decrease in future periods.

         Gross Profit.  Gross profit decreased by $113,000 (1.2%) to $9.4 million for the first six months of fiscal year 2012 from $9.5 million for the first six months of fiscal year 2011.  Gross profit as a percentage of net revenues decreased to 9.6% for the first six months of fiscal year 2012 from 11.1% for the first six months of fiscal year 2011. The decrease in gross profit dollars and margin was driven largely by higher raw material cost and other product costs, specifically higher direct and indirect labor costs. We also had increased freight and storage expense of $1.4 million due primarily to shipments for Boston Market products in the first half of fiscal year 2012 (there were no similar storage costs in the first half of fiscal year 2011 as we did not commence manufacturing of Boston Market products until the fourth quarter of fiscal year 2011). Although we see indications of inflation on commodities for the rest of calendar year 2012, we plan to mitigate increases with forward buying and pricing opportunities where appropriate.

         Selling, General and Administrative Expenses. SG&A expenses increased $1.6 million (37.2%) to $5.9 million (6.0% of net revenues) for the first six months of fiscal year 2012 from $4.3 million (5.0% of net revenues) for the first six months of fiscal year 2011. The increase in SG&A expenses were driven primarily to higher brokerage, royalty and marketing expenses of $759,000, $665,000 and $122,000, respectively, related to the Boston Market brand. We also incurred higher legal fees expense of $171,000 compared to the first six months of fiscal year 2011 as we continue to contest remaining claims and grievances as described in Part II, Item 1 of this report.  In light of recent activities and indications from the court, we are hopeful that these expenses will decrease significantly in the near future. We expect other SG&A expense to remain at the current level as we incur additional brokerage and selling expenses, including royalty expenses, related to the Boston Market brand.

        Operating Income.  Operating income decreased $1.7 million (32.7%) to $3.5 million for the first six months of fiscal year 2012 from $5.2 million for the first six months of fiscal year 2011.  The decrease in operating income was the result of decreased gross profit and higher SG&A expenses as noted above.

         Total Interest Expense.  Total interest expense for the first six months of fiscal year 2012 was $174,000, compared to $172,000 for the first six months of fiscal year 2011.

         Income Tax Provision.  Income tax expense was $1.2 million for the first six months of fiscal year 2012, compared to $1.9 million for the first six months of fiscal year 2011.  The difference was a result of income before taxes decreasing $1.7 million from $5.0 million for the first six months of fiscal year 2011 to $3.3 million for the first six months of fiscal year 2012.  The effective tax rates were 36.9% for the first six months of fiscal year 2012 and 37.6% for the first six months of fiscal year 2011.

         Net Income. Net income for the first six months of fiscal year 2012 was $2.1 million, or $0.13 per basic and diluted share, compared to net income of $3.1 million, or $0.20 per basic and diluted share, for the first six months of fiscal year 2011.

Liquidity and Capital Resources

During the first six months of fiscal year 2012, our operating activities used cash of $1.1 million compared to cash provided of $5.1 million during the first six months of fiscal year 2011.  Cash generated from operations before working capital changes for the first six months of fiscal year 2012 was $3.8 million.  Cash used in changes in working capital was $4.9 during the first six months of fiscal year 2012 and resulted from increases to accounts receivable and inventory of $3.9 million and $1.2 million, respectively. The increases were driven by higher sales and inventory build up for Boston Market and other major customers. Changes in working capital were further impacted by the use of cash to decrease accounts payable by $400,000.  This was partially offset by increases in accrued liabilities of $447,000, as well as a decrease in prepaid and other expenses of $226,000.  As of April 1, 2012, we had working capital of $27.0 million compared to working capital of $25.9 million at fiscal year end 2011.  The increase in working capital was due primarily to increases in accounts receivable and inventory.  We were able to fund our operations in the first six months of fiscal year 2012 internally while decreasing our external debt.

During the first six months of fiscal year 2012, our investing activities, consisting primarily of capital expenditures, resulted in a net use of cash of approximately $247,000, compared to a net use of cash of approximately $435,000 million during the first six months of fiscal year 2011.  The property and equipment additions were made to accommodate additional business opportunities, meet anticipated growth and improve operating efficiency.

During the first six months of fiscal year 2012, our financing activities resulted in a use of cash of $2.5 million, compared to a use of cash of $5.5 million during the first six months of fiscal year 2011.  The use of cash during the first six months of fiscal year 2012 was primarily the result of $2.5 million in voluntary payments we made on our revolving credit facility. The use of cash during the first six months of fiscal year 2011 was primarily due to $5.5 million in voluntary payments made on our revolving credit facility.

We believe that our cash, financial liquidity position and financial strength are sufficient to fund current working capital needs and future growth initiatives, including potential acquisitions and the expansion of the Boston Market products.

We executed a senior secured credit agreement with Bank of America on September 24, 2010.  The facility is structured as a $30 million three-year senior secured revolving credit facility, secured by a first priority lien on substantially all of our assets.  We made an initial loan drawdown of $13.2 million, which was used to pay off our prior credit facility.  Under the Bank of America facility, we have the ability to increase the aggregate amount of the financing by $20 million under certain conditions.

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

        As of April 1, 2012, there was $8.2 million outstanding under the Bank of America facility with an applicable interest rate of 2.2%.  In addition, we will pay an unused fee equal to 0.25% per annum.  For the first six months of fiscal years 2012 and 2011, we incurred $133,000 and $116,000, respectively, in interest expense, excluding amortization of deferred financing costs.  During the first six months of fiscal year 2012, we reduced the outstanding balance of the facility by $2.5 million in voluntary payments.  As of April 1, 2012, we had $21.8 million available to borrow under the new credit facility.

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

         As of April 1, 2012, we were in compliance with the amended covenant requirements of the Bank of America facility.  We believe it is probable that we will remain in compliance with all of those covenant requirements for the foreseeable future.  However, if we fail to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under our financing arrangements could result, interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect our financial condition, results of operations or cash flows.

We believe that funds available to us from operations and existing capital resources will be adequate for our capital requirements for at least the next twelve months.

Following is a summary of our contractual obligations at April 1, 2012:

	Payments Due By Period
CONTRACTUAL OBLIGATIONS	Total	Remainder of Fiscal Year 2012	2-3 Years	4-5 Years	More than 5 Years

Debt maturities	$8,242,647	$-	$8,242,647	$-	$-
Interest Expense(1)	360,981	121,881	239,100	-	-
Operating lease obligations(2)	7,544,017	1,266,329	3,990,887	2,286,801	-
Other Contractual obligations	1,458,094	265,108	1,060,432	132,554	-
Open purchase orders	9,709,782	9,187,802	521,980	-	-
Total contractual obligations	$27,315,521	$10,841,120	$14,055,046	$2,419,355	$-
________
(1) Assumes only mandatory principal pay-down and the use of LIBOR as of April 1, 2012 on the Bank of America debt.
(2) Includes real estate leases.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – Obligations.  We are subject to interest rate risk on variable interest rate obligations.  A hypothetical 10% increase in average market interest rates would increase by approximately $18,000 the annual interest expense on our debt outstanding as of April 1, 2012.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of April 1, 2012, that the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended April 1, 2012, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Overhill Farms v. Larry (Nativo) Lopez, et al.

On June 30, 2009, we filed a lawsuit against Nativo Lopez and six other leaders of what we believe to be their unlawful campaign to force us to continue the employment of workers who had used invalid social security numbers to hide their illegal work status.  Among other things, we allege that the defendants defamed us by calling our actions “racist” and unlawful. We have asserted claims for defamation, extortion, intentional interference with prospective economic advantage, and intentional interference with contractual relations. We filed the lawsuit in Orange County, California, and seek damages and an injunction barring the defendants from continuing their conduct.

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

Five of the six defendants have now agreed to withdraw their defamatory statements.  They also agreed to a permanent injunction prohibiting them from publishing the defamatory statements they made against us.  They further agreed to withdraw from and opt-out of any claims asserted on their behalf in the Agustiana case described below.  Based on these agreements, we dismissed our claims against these five defendants.

On April 6, 2012, the court signed an order against the remaining defendant, Nativo Lopez, in which the court awarded judgment in our favor.  The court ordered Mr. Lopez to pay us $30,000, and it permanently enjoined Mr. Lopez from publishing the defamatory statements against us.

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

The remaining plaintiff added four former employees as additional plaintiffs.   Three of the four new plaintiffs are former employees that we terminated one month before this case was filed because they had used invalid social security numbers in connection with their employment with us.  The fourth new plaintiff has not worked for us since February 2007.

The court scheduled a class certification hearing date for April 2012, which the court has postponed until June 26, 2012.  We believe we have valid defenses to the plaintiffs’ remaining claims, and that we paid all wages due to these employees.

Item 6.	Exhibits

Exhibit Number	Description

10 (1)	Waiver and Amendment No 1 to Credit Agreement

31.1 (1)	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (1)	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 (1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERHILL FARMS, INC.
(Registrant)

Date: May 9, 2012	By:	/s/ James Rudis
James Rudis
Chief Executive Officer
(principal executive officer)

Date: May 9, 2012	By:	/s/ Robert C. Bruning
Robert C. Bruning
Chief Financial Officer
(principal financial officer)

EXHIBITS ATTACHED TO THIS FORM 10-Q

Exhibit Number	Description

10	Waiver and Amendment No 1 to Credit Agreement

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002