Form 10-Q
period 2012-07-01
OVERHILL FARMS INC
filed 2012-08-14
CIK 1101020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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
Yes [  ] No [X]

As of August 14, 2012, there were 15,823,271 shares of the issuer’s common stock, $.01 par value, outstanding.

OVERHILL FARMS, INC.
FORM 10-Q
QUARTER ENDED JULY 1, 2012

Item 1.   Financial Statements

OVERHILL FARMS, INC.
CONDENSED BALANCE SHEETS

Assets

	July 1,	October 2,
	2012	2011
	(Unaudited)

Current assets:
Cash	$4,572,818	$5,470,362
Accounts receivable, net of allowance for doubtful accounts of $1,902	15,516,451	13,700,034
and $43,402 in 2012 and 2011, respectively
Inventories	19,836,561	18,152,200
Prepaid expenses and other	1,817,254	2,013,222
Deferred income taxes	956,346	956,346
Total current assets	42,699,430	40,292,164

Property and equipment, at cost:
Fixtures and equipment	26,574,239	25,981,572
Leasehold improvements	12,574,408	12,757,679
Automotive equipment	90,461	92,886
Property and equipment gross	39,239,108	38,832,137
Less accumulated depreciation and amortization	(28,035,498)	(25,686,444)
Total property and equipment	11,203,610	13,145,693

Other non-current assets:
Goodwill	12,188,435	12,188,435
Deferred financing costs, net of accumulated amortization of $546,359
and $489,129 at July 1, 2012 and October 2, 2011, respectively	69,667	126,897
Other	1,253,490	1,556,656
Total other non-current assets	13,511,592	13,871,988

Total assets	$67,414,632	$67,309,845

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED BALANCE SHEETS (continued)

Liabilities and Stockholders’ Equity

	July 1,	October 2,
	2012	2011
	(Unaudited)
Current liabilities:
Accounts payable	$11,437,775	$10,586,162
Accrued liabilities	4,242,975	3,820,199
Total current liabilities	15,680,750	14,406,361

Long-term accrued liabilities	684,770	616,890
Deferred tax liabilities	1,001,199	1,001,199
Long-term debt	6,742,647	10,772,647
Total liabilities	24,109,366	26,797,097

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 50,000,000 shares, 4.43 designated as Series A Convertible Preferred Stock, 0 shares
issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares, 15,823,271
shares issued and outstanding at July 1, 2012 and October 2, 2011	158,233	158,233
Additional paid-in capital	11,558,479	11,558,479
Retained earnings	31,588,554	28,796,036
Total stockholders’ equity	43,305,266	40,512,748

Total liabilities and stockholders’ equity	$67,414,632	$67,309,845

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended
	July 1,	July 3,
	2012	2011

Net revenues	$50,364,881	$39,666,756
Cost of sales	46,250,525	37,692,943
Gross profit	4,114,356	1,973,813

Selling, general and administrative expenses	2,928,864	2,520,145

Operating income (loss)	1,185,492	(546,332)

Interest expense:
Interest expense	(67,471)	(51,885)
Amortization of deferred financing costs	(13,933)	(27,158)
Total interest expense	(81,404)	(79,043)

Income (loss) before income tax expense (benefit)	1,104,088	(625,375)

Income tax expense (benefit)	405,963	(293,404)

Net income (loss)	$698,125	$(331,971)

Net income (loss) per share:
Basic	$0.04	$(0.02)
Diluted	$0.04	$(0.02)

Shares used in computing net income per share:
Basic	15,823,271	15,823,271
Diluted	16,029,032	15,823,271

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Nine Months Ended
	July 1,	July 3,
	2012	2011

Net revenues	$148,076,374	$124,967,766
Cost of sales	134,573,791	113,492,700
Gross profit	13,502,583	11,475,066

Selling, general and administrative expenses	8,824,760	6,834,066

Operating income	4,677,823	4,641,000

Interest expense:
Interest expense	(200,913)	(168,330)
Amortization of deferred financing costs	(54,646)	(82,546)
Total interest expense	(255,559)	(250,876)

Income before income taxes	4,422,264	4,390,124

Income taxes	1,629,746	1,591,164

Net income	$2,792,518	$2,798,960

Net income per share:
Basic	$0.18	$0.18
Diluted	$0.17	$0.17

Shares used in computing net income per share:
Basic	15,823,271	15,823,271
Diluted	16,020,495	16,055,684

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	July 1,	July 3,
	2012	2011

Operating Activities:
Net income	$2,792,518	$2,798,960
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,571,745	2,866,946
Amortization of deferred financing costs	57,230	82,548
Recovery of doubtful accounts	(41,500)	-
Gain on sale of property and equipment	(2,680)	-
Changes in:
Accounts receivable	(1,774,916)	1,850,477
Inventories	(1,684,361)	(6,271,868)
Prepaid expenses and other assets	389,402	(51,045)
Accounts payable	851,613	2,579,816
Accrued liabilities	422,775	203,987
Net cash provided by operating activities	3,581,826	4,059,821

Investing Activities:
Additions to property and equipment	(452,050)	(923,987)
Proceeds from sale of property and equipment	2,680	-
Net cash used in investing activities	(449,370)	(923,987)

Financing Activities:
Principal payments on debt	(4,030,000)	(5,525,000)
Deferred financing costs	-	(1,117)
Net cash used in financing activities	(4,030,000)	(5,526,117)

Net decrease in cash	(897,544)	(2,390,283)
Cash at beginning of period	5,470,362	5,967,741
Cash at end of period	$4,572,818	$3,577,458

Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$193,665	$166,544
Income taxes	$1,235,036	$1,671,065

The accompanying notes are an integral part
of these condensed financial statements.

OVERHILL FARMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 1, 2012
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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and nine months ended July 1, 2012 are not necessarily indicative of the results that may be expected for the Company’s fiscal year ending September 30, 2012 or for any other period.

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

4.	INVENTORIES

Inventories of the Company as of July 1, 2012 and October 2, 2011 are summarized as follows:

	July 1,	October 2,
	2012	2011
	(unaudited)

Raw ingredients	$5,986,357	$5,978,588
Finished product	11,924,713	10,208,600
Packaging	1,925,491	1,965,012
	$19,836,561	$18,152,200

5.	LONG-TERM DEBT

Long-term debt of the Company as of July 1, 2012 and October 2, 2011 is summarized as follows:

	July 1,	October 2,
	2012	2011
	(unaudited)

Bank of America Revolver	$6,742,647	$10,772,647
	$6,742,647	$10,772,647

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

         As of July 1, 2012, there was $6.7 million outstanding under the Bank of America facility with an applicable interest rate of 2.2%.  In addition, the Company pays an unused line fee equal to 0.25% per annum.  For the first nine months of fiscal years 2012 and 2011, the Company incurred $201,000 and $168,000, respectively, in interest expense, excluding amortization of deferred financing costs.  As of July 1, 2012, the Company had $23.3 million available to borrow under the Bank of America facility, subject to certain covenant requirements.  During the first half of fiscal year 2012, the Company reduced the outstanding balance of the facility by voluntary payments of $4.0 million.

        The Bank of America facility contains covenants whereby, among other things, the Company is required to maintain compliance with agreed levels of fixed charge coverage and total leverage.  The facility also contains customary restrictions on incurring indebtedness and liens, making investments and paying dividends.  As of July 1, 2012, the Company was in compliance with the amended covenant requirements of the Bank of America facility.

6.	PER SHARE DATA

The following table sets forth the calculation of earnings per share (“EPS”) for the periods presented:

	Quarter Ended
	(unaudited)
	July 1,	July 3,
	2012	2011
Basic EPS Computation:
Numerator:
Net income (loss)	$698,125	$(331,971)
Denominator:
Weighted average common shares outstanding	15,823,271	15,823,271
Total shares	15,823,271	15,823,271
Basic EPS	$0.04	$(0.02)

Diluted EPS Computation:
Numerator:
Net income (loss)	$698,125	$(331,971)
Denominator:
Weighted average common shares outstanding	15,823,271	15,823,271
Incremental shares from assumed
exercise of stock options	205,761	-
Total shares	16,029,032	15,823,271
Diluted EPS	$0.04	$(0.02)

	Nine Months Ended
	(unaudited)
	July 1,	July 3,
	2012	2011
Basic EPS Computation:
Numerator:
Net income	$2,792,518	$2,798,960
Denominator:
Weighted average common shares outstanding	15,823,271	15,823,271
Total shares	15,823,271	15,823,271
Basic EPS	$0.18	$0.18

Diluted EPS Computation:
Numerator:
Net income	$2,792,518	$2,798,960
Denominator:
Weighted average common shares outstanding	15,823,271	15,823,271
Incremental shares from assumed
exercise of stock options	197,224	232,413
Total shares	16,020,495	16,055,684
Diluted EPS	$0.17	$0.17

7.	INCOME TAXES

The Company accounts for any uncertainty in income taxes based on a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The balance of unrecognized tax benefits was zero as of July 1, 2012 and October 2, 2011.

The Company recognizes interest and penalties, if any, as part of income taxes. The total amount of interest and penalties recognized in the statements of income was zero for the quarters and nine months ended July 1, 2012 and July 3, 2011.

The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions.

The effective tax rates were 36.9% and 36.2% for the first nine months of fiscal years 2012 and 2011, respectively.

8.	CONTINGENCIES

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

On May 12, 2010, Alma Salinas filed a separate purported “class action” in Los Angeles County Superior Court against the Company in which she asserted claims on behalf of herself and all other similarly situated current and former production workers for failure to provide meal periods, failure to provide rest periods, failure to pay minimum wage, failure to make payments within the required time, unfair business practice in violation of Section 17200 of the California Business and Professions Code and Labor Code Section 2698 (known as the Private Attorney General Act (“PAGA”)). Salinas is a former employee who had been terminated because she had used an invalid social security number in connection with her employment with the Company. Salinas sought allegedly unpaid wages, waiting time penalties, PAGA penalties, interest and attorneys’ fees, the amounts of which are unspecified. The Salinas action has been consolidated with the Agustiana action. The plaintiffs thereafter dropped their rest break and PAGA claims when they filed a consolidated amended complaint.

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

On June 26, 2012, the court denied the plaintiffs’ motion to certify the case as a class action.  The five remaining plaintiffs can pursue their individual wage claims against the Company, but the court has ruled that they cannot assert those claims on behalf of the class of current and former production employees they sought to represent.  The Company believes it has valid defenses to the plaintiffs’ remaining claims, and that the Company paid all wages due to these employees.

Concentrations of Credit Risk

Cash used primarily for working capital purposes is maintained in two accounts with a major financial institution. The account balances as of July 1, 2012 exceeded the Federal Deposit Insurance Corporation insurance limits.  If the financial banking markets experience disruption, the Company may need to temporarily rely on other forms of liquidity, including borrowing under its credit facility.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  The Company performs on-going credit evaluations of each customer’s financial condition and generally requires no collateral from its customers.  A bankruptcy or other significant financial deterioration of any customer could impact its future ability to satisfy its receivables with the Company.  Allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions.  For the first nine months of fiscal years 2012 and 2011, write-offs, net of recoveries, to the allowance for doubtful accounts were immaterial.

A significant portion of the Company’s total net revenues during the first nine months of fiscal years 2012 and 2011 were derived from three customers, as described below:

Net Revenues
(unaudited)
	July 1,	July 3,
Customer	2012	2011
Panda Restaurant Group, Inc.	29%	26%
Jenny Craig, Inc.	21%	31%
Safeway Inc.	15%	15%

A significant portion of the Company’s total receivables as of July 1, 2012 and July 3, 2011 were derived from four customers as described below:

Receivables
(unaudited)
	July 1,	July 3,
Customer	2012	2011
Panda Restaurant Group, Inc. (through its distributors)	36%	32%
Jenny Craig, Inc.	16%	27%
Bellisio Foods, Inc. (for various third party customers)	18%	0%
Safeway Inc.	12%	12%

9.	RELATED PARTY TRANSACTIONS

In February 2004, the Company engaged Alexander Auerbach & Co., Inc. (“AAPR”) to provide the Company with public relations and marketing services.  AAPR provides public relations, media relations and communications marketing services to support the Company’s sales activities.  Alexander Auerbach, who is a director and stockholder of the Company, is a stockholder, director and officer of AAPR.  Fees paid to AAPR for services rendered under this engagement during the first nine months of fiscal years 2012 and 2011 were $41,000 and $47,000, respectively.

10.	FINANCIAL INSTRUMENTS

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

The carrying amount of the Company’s financial instruments, which are not marked to fair value at each reportable date and principally include trade receivables and accounts payable, approximate fair value due to the relatively short maturity of such instruments.  The Company believes the carrying value of the debt approximates the fair value at both July 1, 2012 and October 2, 2011, as the debt bears interest at variable rates based on prevailing market conditions.  As of July 1, 2012, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable rate debt approximated rates currently available to the Company.

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

11.	COLLABORATIVE ARRANGEMENT

On November 4, 2010, the Company entered into an exclusive license agreement with Boston Market Corporation (“Boston Market”), whereby the Company has the right to manufacture, sell and distribute Boston Market frozen food products.  The license agreement was effective July 1, 2011.  The then existing Boston Market business was predominately located in the Eastern half of the United States. The Company’s initial plan was to develop an internal sales and administrative staff to handle the Boston Market business. Based on a previous relationship with Bellisio Foods, Inc. (“Bellisio”), the Company held discussions and determined that initially the most cost-effective way to maintain distributions to existing Boston Market accounts was to enter into a Co-Manufacturing, Sales, and Distribution Agreement with Bellisio.  Bellisio operates a manufacturing and storage facility in Ohio, and has an existing sales force in place to manage consumer brands, and currently sells into 25,000 retail locations.

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

The following tables illustrate the Company’s portion of the income statement, classification and activities attributable to transactions arising from the agreement for the quarter and nine months ended July 1, 2012:

For the Quarter Ended
July 1, 2012

Net Revenues	$8,419,763

Cost of Sales	$7,161,825

Gross Profit	$1,257,938

Selling, general and administrative expenses	$799,299

Net income	$458,639

In addition to the expenses noted above, during the third quarter of fiscal year 2012, the Company incurred marketing expenses of $45,000.

For the Nine Months Ended
July 1, 2012

Net Revenues	$23,586,254

Cost of Sales	$20,863,215

Gross Profit	$2,723,039

Selling, general and administrative expenses	$2,294,426

Net income	$428,613

In addition to the expenses noted above, during the first nine months of fiscal year 2012, the Company incurred marketing expenses of $167,000.

12.	SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through the issuance date of these financial statements, and concluded no subsequent events occurred that require recognition or disclosure.

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

•	the impact of rising fuel pricing and surcharges;

•	commodity prices and fulfillment by suppliers of existing raw materials contracts;

•	natural disasters that can impact, among other things, costs of fuel and raw materials;

•	changes in our business environment, including actions of competitors and changes in customer preferences, as well as disruptions to our customers’ businesses;

•	seasonality in the retail category;

•	loss of key customers due to competitive environment or production being self-manufactured by customers with such capabilities;

•	the occurrence of acts of terrorism or acts of war;

•	changes in governmental laws and regulations, including income taxes;

•	change in control due to takeover or other significant changes in ownership;

•	financial viability and resulting effect on revenues and collectability of accounts receivable of our customers during the on-going economic uncertainty and any future deep recessionary periods;

•	ability to obtain additional financing as and when needed, and rising costs of credit that may be associated with new borrowings;

•	ability to remain in compliance with the amended covenant requirements of the Bank of America facility;

•	voluntary or government-mandated food recalls;

•	effects of legal proceedings or labor disputes in which we are or may become involved from time to time; and

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

Our goal is to continue as a leading developer and manufacturer of value-added food products and provider of custom prepared frozen foods.  We intend to continue to execute our growth and operating strategies, including:

•	diversifying and expanding our customer base by focusing on sectors we believe have attractive growth characteristics, such as foodservice and retail;

•	investing in and operating efficient production facilities;

•	providing value-added ancillary support services to customers;

•	offering a broad range of products to customers in multiple channels of distribution; and

•	exploring strategic acquisitions and investments and other shareholder value enhancement initiatives.

Despite some seasonality as consumers purchase fewer frozen meals during warmer summer months, we were profitable with significant improvements in gross margin and net revenues in our third quarter of fiscal year 2012, which ended on July 1, 2012 compared to our third quarter of fiscal year 2011.  The improved financial results for our third quarter of fiscal year 2012 as compared our third quarter of fiscal year 2011 was largely due to the addition of the Boston Market frozen food line during fiscal year 2012.  While we are pleased with the progress of this significant and profitable line we have not, as of our third quarter for the fiscal year 2012, reached the targeted profit potential for this important part of our business.

The initial launch of the Boston Market frozen food line was impacted by both higher than normal commodity prices and fuel costs.  Since our launch, we have taken a number of actions to improve profitability and are implementing additional cost saving initiatives, which we anticipate will have a positive impact in the near term.  For the long term, we are reviewing several distribution model alternatives to mitigate the significant freight costs of moving the products we produce to retailers who sell the Boston Market frozen food line (which are mostly located in the eastern half of the United States).  For the third quarter of fiscal year 2012, the freight cost of shipping and warehousing Boston Market products from our facility to customers was $1.4 million.

Gross profit, both in dollars and as a percentage of revenues (gross margin), was higher due to increased production efficiencies and yields as a result of higher production runs during our third quarter of fiscal year 2012. These were partially offset by higher freight costs driven by higher fuel and energy cost.

Net revenues of $50.4 million for the third quarter of fiscal year 2012 reflected an increase of $10.7 million or 27.0% compared to the third quarter of fiscal year 2011. The retail category increased $5.8 million due primarily to $8.4 million in sales of our portion of Boston Market products (sold to numerous retail accounts, including some major national chains) partially offset by reduced sales to Jenny Craig, Inc. of $2.4 million. The foodservice category increased $5.5 million or 47.4% due primarily to increased sales to the Panda Restaurant Group, Inc. (“Panda Restaurant Group”).  The airline category decreased by $661,000 or 33.1%.  We continue to be optimistic and anticipate further growth in net revenues as we continue to improve sales of the Boston Market brand products, increase foodservice sales, introduce new initiatives and benefit from any improvement in the economy.

Gross profit was $4.1 million for the third quarter of fiscal year 2012, compared to $2.0 million for the third quarter of fiscal year 2011.  Gross margin (gross profit as a percentage of net revenues) increased to 8.1% for the third quarter of fiscal year 2012, from 5.0% for the third quarter of fiscal year 2011. Increases in gross profit dollars and margin are due largely to increased production efficiencies and yields as a result of higher volume production runs. These were partially offset by increased freight and storage expense of $1.3 million due primarily to shipments for Boston Market products in the third quarter of fiscal year 2012 (there were no similar freight and storage costs in the third quarter of fiscal year 2011 as we did not commence manufacturing of Boston Market products until the fourth quarter of fiscal year 2011).  We anticipate continued increased freight and storage expenses as sales volumes for Boston Market products increase and if fuel prices remain at their current levels or increase.

Operating income for the third quarter of fiscal year 2012 was $1.2 million (2.4% of net revenues), up $1.7 million compared to an operating loss of $546,000 (1.4% of net revenues) for the third quarter of fiscal year 2011, due primarily to higher gross margin as noted above partially offset by higher selling, general and administrative (“SG&A”) expenses, although SG&A did decrease as a percentage of net revenues.  SG&A increased $409,000 to $2.9 million (5.8% of net revenues) for the third quarter of fiscal year 2012, from $2.5 million (6.3% of net revenues) for the third quarter of fiscal year 2011, primarily due to higher brokerage and royalty expenses of $486,000 and $352,000, respectively. These increases were offset by decreases of $175,000 for start up brokerage and management fees paid to Bellisio Foods and $134,000 associated with one-time start up marketing expenses incurred in the third quarter of fiscal year 2011 in relation with the launch of the Boston Market product line. In addition, we had decreases in our license fee amortization expense and travel expense of $65,000 and $36,000 respectively.  We expect SG&A expenses to remain at or near the current rate as we incur additional brokerage and selling expenses, including royalty expenses related to the Boston Market brand.

Net income for the third quarter of fiscal year 2012 was $698,000 (1.4% of net revenues), compared to net loss of $332,000 million (0.8% of net revenues) for the third quarter of fiscal year 2011, due to higher operating income partially offset by an increase in income tax expense.

For the first nine months of fiscal year 2012, net revenues of $148.1 million reflected a 18.5% increase compared to the first nine months of fiscal year 2011.  Retail net revenues increased $14.6 million primarily due to $23.6 million in our portion of sales of Boston Market products (sold to numerous accounts, including some major national chains) partially offset by reduced sales to Jenny Craig, Inc. of $7.7 million.  Foodservice net revenues increased $9.7 million or 26.4% due to increased sales to Panda Restaurant Group. These increases were partially offset by a decrease in airline net revenues of $1.2 million or 19.7%.

Gross profit was $13.5 million for the first nine months of fiscal year 2012, compared to $11.5 million for the first nine months of fiscal year 2011.  Gross margin remained relatively unchanged at 9.1% for the first nine months of fiscal years 2012 compared to gross margin of 9.2% for the first nine months of fiscal year 2011.  The increase in gross profit dollars was driven largely by increased sales volume plus production efficiencies as a result of higher volume production runs and more favorable commodity pricing. These were partially offset by increased freight and storage expense of $3.6 million, which reduced the gross margin, due primarily to shipments for Boston Market products in the first nine months of fiscal year 2012 (there were no similar storage costs in the first nine months of fiscal year 2011 as we did not commence manufacturing of Boston Market products until the fourth quarter of fiscal year 2011).

Operating income for the first nine months of fiscal year 2012 was $4.7 million (3.2% of net revenues), compared to $4.6 million (3.7% of net revenues) for the first nine months of fiscal year 2011, due primarily to higher gross profit dollars as described above partially offset by higher SG&A expenses.  SG&A expenses for the first nine months of fiscal year 2012 increased by $2.0 million compared to the first nine months of fiscal year 2011 due primarily to higher brokerage and royalty expenses of $1.2 million and $1.0 million, respectively, related to the Boston Market brand. These increases were partially offset by a decrease to our license fee amortization expense of $201,000. We expect SG&A expense to remain at or near the current rate as we incur additional brokerage and selling expenses, including royalty expenses related to the Boston Market brand.

Net income for the first nine months of fiscal years 2012 and 2011 was $2.8 million in each such period, or 1.9% of net revenues for fiscal year 2012 compared to 2.2% of net revenues for fiscal year 2011.

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

Goodwill.  We evaluate goodwill at least annually for impairment.  We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data.  As of July 1, 2012, we had goodwill of $12.2 million.  A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

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

We account for uncertainty in income taxes based on a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The balance of unrecognized tax benefits was zero as of July 1, 2012 and October 2, 2011.

We recognize interest and penalties as part of income taxes.  No interest and penalties were recognized in the statement of income for the first nine months of fiscal year 2012.

Concentrations of Credit Risk

Cash used primarily for working capital purposes is maintained in two accounts with a major financial institution. The account balances as of July 1, 2012 exceeded the Federal Deposit Insurance Corporation insurance limits.  If the financial banking markets experience disruption, we may need to temporarily rely on other forms of liquidity, including borrowing under our credit facility.

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  We perform on-going credit evaluations of each customer’s financial condition and generally require no collateral from our customers.  We charge off uncollectible accounts at the point in time when no recovery is expected.

A significant portion of our total net revenues during the first nine months of fiscal years 2012 and 2011 were derived from three customers as described below:

Net Revenues
(unaudited)
	July 1,	July 3,
Customer	2012	2011
Panda Restaurant Group, Inc.	29%	26%
Jenny Craig, Inc.	21%	31%
Safeway Inc.	15%	15%

A significant portion of our total receivables as of July 1, 2012 and July 3, 2011 were derived from four customers as described below:

Receivables
(unaudited)
	July 1,	July 3,
Customer	2012	2011
Panda Restaurant Group, Inc. (through its distributors)	36%	32%
Jenny Craig, Inc.	16%	27%
Bellisio Foods, Inc. (for various third party customers)	18%	0%
Safeway Inc.	12%	12%

Results of Operations

While we operate as a single business unit, manufacturing various products on common production lines, revenues from similar customers are grouped into the following natural categories: retail, foodservice and airlines.

Quarter Ended July 1, 2012 Compared to Quarter Ended July 3, 2011

       The quarters ended July 1, 2012 and July 3, 2011were both 13-week periods.

Net Revenues.  Net revenues for the third quarter of fiscal year 2012 increased $10.7 million (27.0%) to $50.4 million from $39.7 million for the third quarter of fiscal year 2011 due to higher sales volume in retail and foodservice categories partially offset by decreases in airline net revenues.

Retail net revenues increased $5.8 million (22.2%) to $31.9 million for the third quarter of fiscal year 2012 from $26.1 million for the third quarter of fiscal year 2011.  The increase in retail net revenues was primarily due to sales of our portion of Boston Market branded products (sold to various third party customers) of $8.4 million partially offset by reduced sales to Jenny Craig, Inc. of $2.4 million. The decrease in sales to Jenny Craig, Inc. was due to their inventory management plans and the slow economic recovery.

Foodservice net revenues increased $5.5 million (47.4%) to $17.1 million for the third quarter of fiscal year 2012 from $11.6 million for the third quarter of fiscal year 2011 due primarily to increased sales volume to Panda Restaurant Group of $5.5 million.  We continue to increase our sales efforts in this category and believe that foodservice represents a significant opportunity for us in 2012 and beyond, through increased sales to a major existing account and new initiatives.

Airline net revenues decreased $661,000 (33.1%) to $1.4 million for the third quarter of fiscal year 2012 from $2.0 million for the third quarter of fiscal year 2011 due to decreased sales to an existing customer stemming from continuing airline industry initiatives to cut costs.

Gross Profit. Gross profit for the third quarter of fiscal year 2012 increased by $2.1 million (105.0%) to $4.1 million for the third quarter of fiscal year 2012 from $2.0 million for the third quarter of fiscal year 2011.  Gross margin increased to 8.1% of net sales for the third quarter of fiscal year 2012 from 5.0% for the third quarter of fiscal year 2011. Increases to gross profit dollars and margin are due largely to increased sales volume and production efficiencies and yields as a result of higher volume production runs. These were partially offset by increased freight and storage expense of $1.3 million due primarily to shipments for Boston Market products in the third quarter of fiscal year 2012 (there were no similar freight and storage costs in the third quarter of fiscal year 2011 as we did not commence manufacturing of Boston Market products until the fourth quarter of fiscal year 2011).  We anticipate continued increased freight and storage expenses as sales volumes for Boston Market products increase and if fuel prices remain at their current levels or increase.

Selling, General and Administrative Expenses.  SG&A expenses increased $409,000 (16.4%) to $2.9 million (5.8% of net revenues) for the third quarter of fiscal year 2012 from $2.5 million (6.3% of net revenues) for the third quarter of fiscal year 2011 but decreased as a percentage of net revenues.  SG&A expenses increased during the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011 due to higher brokerage and royalty expenses primarily related to the Boston Market brand of $486,000 and $352,000, respectively. These increases were partially offset by decreases of $175,000 for start up brokerage and management fees paid to Bellisio Foods and $134,000 associated with one-time start up marketing expenses incurred in the third quarter of fiscal year 2011 in relation with the launch of the Boston Market product line. In addition, we had a decrease in our license fee amortization expense of $65,000 due to the write-off of the Better Living Brands tm Alliance (“Alliance”) license fee intangible asset during the fourth quarter of fiscal year 2011.  We expect SG&A expenses to remain at or near the current rate as we incur additional brokerage and selling expenses, including royalty expenses related to the Boston Market brand.

Operating Income.  Operating income increased $1.7 million to $1.2 million (2.4% of net revenues) for the third quarter of fiscal year 2012 from an operating loss of $546,000 (1.4% of net revenues) for the third quarter of fiscal year 2011.  The increase in operating income was the result of higher gross margin slightly offset by higher SG&A expenses as noted above.

Total Interest Expense.  Total interest expense for the third quarter of fiscal year 2012 was $81,000, compared to $79,000 for the third quarter of fiscal year 2011.

Income Tax Provision (benefit). Income tax expense was $406,000 for the third quarter of fiscal year 2012, compared to an income tax benefit of $293,000 for the third quarter of fiscal year 2011.  The difference was a result of income before taxes increasing $1.7 million from a loss of $625,000 for the third quarter of fiscal year 2011 to income before taxes of $1.1 million for the third quarter of fiscal year 2012.  The effective tax rate was 36.8% for the third quarter of fiscal year 2012 compared to a tax benefit of 46.9% for the third quarter of fiscal year 2011.

Net Income. Net income for the third quarter of fiscal year 2012 was $698,000 or $0.04 per basic and diluted share, compared to a net loss of $332,000, or $(0.02) per basic and diluted share, for the third quarter of fiscal year 2011.

Nine Months Ended July 1, 2012 Compared to Nine Months Ended July 3, 2011

The nine month period ended July 1, 2012 was a 39 week period compared to the nine month period ended July 3, 2011 which was a 40 week period.

         Net Revenues.  Net revenues increased $23.1 million (18.5%) to $148.1 million for the first nine months of fiscal year 2012 from $125.0 million for the first nine months of fiscal year 2011, despite there being one fewer week in the period, due to increases in retail and foodservice net revenues partially offset by decrease in airline net revenues.

         Retail net revenues increased $14.6 million (17.8%) to $96.7 million for the first nine months of fiscal year 2012 from $82.1 million for the first nine months of fiscal year 2011.  The increase in retail net revenues was largely due to $23.6 million in sales of our portion of Boston Market products (sold to numerous accounts, including some major national chains) partially offset by reduced sales to Jenny Craig, Inc. of $7.7 million. The decrease to Jenny Craig, Inc. was due to their inventory management plans and a slow economic recovery.

         Foodservice net revenues increased $9.7 million (26.4%) to $46.5 million for the first nine months of fiscal year 2012 from $36.8 million for the first nine months of fiscal year 2011.  The increase was attributable primarily to increased sales volume to Panda Restaurant Group of $9.4 million. We continue our sales efforts in this category and continue to believe that foodservice represents a significant opportunity for us through increased sales to a major existing account and new initiatives.

        Airline net revenues decreased $1.2 million (19.7%) to $4.9 million for the first nine months of fiscal year 2012 from $6.1 million for the first nine months of fiscal year 2011 due to decreased volume to an existing customer stemming from continuing airline industry initiatives to cut costs. Airline net revenues are likely to continue to decrease in future periods.

        Gross Profit.  Gross profit increased by $2.0 million (17.4%) to $13.5 million for the first nine months of fiscal year 2012 from $11.5 million for the first nine months of fiscal year 2011.  Gross margin remained relatively unchanged at 9.1% for the first nine months of fiscal year 2012 compared to 9.2% for the first nine months of fiscal year 2011. The increase in gross profit dollars was driven largely to increased sales volume and production efficiencies as a result of higher volume production runs and more favorable commodity pricing. These were offset by increased freight and storage expense of $3.6 million due primarily to shipments for Boston Market products in the first nine months of fiscal year 2012 (there were no similar storage costs in the first nine months of fiscal year 2011 as we did not commence manufacturing of Boston Market products until the fourth quarter of fiscal year 2011).

         Selling, General and Administrative Expenses. SG&A expenses increased $2.0 million (29.4%) to $8.8 million (5.9% of net revenues) for the first nine months of fiscal year 2012 from $6.8 million (5.4% of net revenues) for the first nine months of fiscal year 2011. The increase in SG&A expenses were driven by higher brokerage and royalty expenses of $1.2 million and $1.0 million, respectively, related primarily to the Boston Market brand. These increases were partially offset by a decrease to our license fee amortization expense of $201,000 due to the write-off of the Better Living Brands tm Alliance (“Alliance”) license fee intangible asset during the fourth quarter of fiscal year 2011. We expect SG&A expense to remain at or near the current level as we incur additional brokerage and selling expenses, including royalty expenses related to the Boston Market brand.

        Operating Income.  Operating income increased $37,000 (0.8%) to $4.7 million for the first nine months of fiscal year 2012 from $4.6 million for the first nine months of fiscal year 2011.  The increase in operating income was the result of increased gross profit partially offset by higher SG&A expenses as noted above.

        Total Interest Expense.  Total interest expense for the first nine months of fiscal year 2012 was $256,000, compared to $251,000 for the first nine months of fiscal year 2011.

         Income Tax Provision.  Income tax expense was $1.6 million for the first nine months of fiscal year 2012 and 2011.  The effective tax rates were 36.9% for the first nine months of fiscal year 2012 and 36.2% for the first nine months of fiscal year 2011.

         Net Income. Net income for the first nine months of fiscal year 2012 and 2011 was $2.8 million, or $0.18 per basic and $0.17 per diluted share.

Liquidity and Capital Resources

During the first nine months of fiscal year 2012 and 2011, our operating activities provided cash of $3.6 million and $4.1 million, respectively.  Cash generated from operations before working capital changes for the first nine months of fiscal year 2012 was $5.4 million.  Cash used in changes in working capital was $1.8 million during the first nine months of fiscal year 2012 and resulted from increases to accounts receivable and inventory of $1.8 million and $1.7 million, respectively. The increases were driven by higher sales and inventory build up for Boston Market and other major customers. Changes in working capital were further impacted by a decrease to accrued liabilities by $423,000.  This was partially offset by increases in accounts payable of $852,000, as well as a decrease in prepaid and other expenses of $389,000.  As of July 1, 2012, we had working capital of $27.0 million compared to working capital of $25.9 million at fiscal year end 2011.  The increase in working capital was due primarily to increases in accounts receivable and inventory.  We were able to fund our operations in the first nine months of fiscal year 2012 internally while decreasing our external debt.

During the first nine months of fiscal year 2012, our investing activities, consisting primarily of capital expenditures, resulted in a net use of cash of approximately $449,000, compared to a net use of cash of approximately $924,000 during the first nine months of fiscal year 2011.  The property and equipment additions were made to accommodate additional business opportunities, meet anticipated growth and improve operating efficiency.

During the first nine months of fiscal year 2012, our financing activities resulted in a use of cash of $4.0 million, compared to a use of cash of $5.5 million during the first nine months of fiscal year 2011.  The use of cash during the first nine months of fiscal year 2012 was primarily the result of $4.0 million in voluntary payments we made on our revolving credit facility. The use of cash during the first six months of fiscal year 2011 was primarily due to $5.5 million in voluntary payments made on our revolving credit facility.

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

         As of July 1, 2012, there was $6.7 million outstanding under the Bank of America facility with an applicable interest rate of 2.2%.  In addition, we will pay an unused fee equal to 0.25% per annum.  For the first nine months of fiscal years 2012 and 2011, we incurred $201,000 and $168,000, respectively, in interest expense, excluding amortization of deferred financing costs.  During the first nine months of fiscal year 2012, we reduced the outstanding balance of the facility by $4.0 million in voluntary payments.  As of July 1, 2012, we had $23.3 million available to borrow under the new credit facility, subject to certain covenant requirements.

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

         As of July 1, 2012, we were in compliance with the amended covenant requirements of the Bank of America facility.  We believe it is probable that we will remain in compliance with all of those covenant requirements for the foreseeable future.  However, if we fail to achieve certain revenue, expense and profitability levels, a violation of the financial covenants under our financing arrangements could result, interest rate increases and acceleration of maturity of the loans could occur, which could adversely affect our financial condition, results of operations and/or cash flows.

We believe that funds available to us from operations and existing capital resources will be adequate for our capital requirements for at least the next twelve months.

Following is a summary of our contractual obligations at July 1, 2012:

	Payments Due By Period
CONTRACTUAL OBLIGATIONS	Total	Remainder of Fiscal Year 2012	2-3 Years	4-5 Years	More than 5 Years

Debt maturities	$6,742,647	$-	$6,742,647	$-	$-
Interest Expense(1)	262,055	53,457	208,598	-	-
Operating lease obligations(2)	6,910,852	633,164	3,990,887	2,286,801	-
Other Contractual obligations	1,325,540	132,554	1,060,432	132,554	-
Open purchase orders	7,677,684	7,085,158	592,526	-	-
Total contractual obligations	$22,918,778	$7,904,333	$12,595,090	$2,419,355	$-
________
(1) Assumes only mandatory principal pay-down and the use of LIBOR as of July 1, 2012 on the Bank of America debt.
(2) Includes real estate leases.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – Obligations.  We are subject to interest rate risk on variable interest rate obligations.  A hypothetical 10% increase in average market interest rates would increase by approximately $15,000 the annual interest expense on our debt outstanding as of July 1, 2012.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of July 1, 2012, that the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended July 1, 2012, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 12, 2010, Alma Salinas filed a separate purported “class action” in Los Angeles County Superior Court against us in which she asserted claims on behalf of herself and all other similarly situated current and former production workers for failure to provide meal periods, failure to provide rest periods, failure to pay minimum wage, failure to make payments within the required time, unfair business practice in violation of Section 17200 of the California Business and Professions Code and Labor Code Section 2698 (known as the Private Attorney General Act (“PAGA”)).  Salinas is a former employee who had been terminated because she had used an invalid social security number in connection with her employment with us.  Salinas sought allegedly unpaid wages, waiting time penalties, PAGA penalties, interest and attorneys’ fees, the amounts of which are unspecified.  The Salinas action has been consolidated with the Agustiana action. The plaintiffs thereafter dropped their rest break and PAGA claims when they filed a consolidated amended complaint.

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

On June 26, 2012, the court denied the plaintiffs’ motion to certify the case as a class action.  The five remaining plaintiffs can pursue their individual wage claims against the Company, but the court has ruled that they cannot assert those claims on behalf of the class of current and former production employees they sought to represent.  We believe we have valid defenses to the plaintiffs’ remaining claims, and that we paid all wages due to these employees.

Item 6.	Exhibits

Exhibit Number	Description

31.1 (1)	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (1)	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 (1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Attached hereto.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERHILL FARMS, INC.
(Registrant)

Date: August 14, 2012	By:	/s/ James Rudis
James Rudis
Chief Executive Officer
(principal executive officer)

Date: August 14, 2012	By:	/s/ Robert C. Bruning
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