Form 10-K
period 2012-09-30
OVERHILL FARMS INC
filed 2012-12-18
CIK 1101020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number 1-16699

OVERHILL FARMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	75-2590292
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2727 East Vernon Avenue
Vernon, California	90058
(Address of principal executive offices)	(Zip code)

(323) 582-9977
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐(Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of voting common equity held by non-affiliates of the registrant, on March 30, 2012, which was the last trading day of the registrant’s second fiscal quarter ended April 1, 2012, was approximately $42.9 million based on a closing price of $4.50 per share on such date on the NYSE MKT (formerly NYSE AMEX). For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.  The registrant has no non-voting common equity.

There were 16,046,544 shares of the registrant’s common stock, $.01 par value, outstanding as of December 12, 2012.

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

Products and Services

We are a value-added manufacturer of high quality, prepared frozen food products for branded retail, private label and foodservice customers.  Our product line includes entrées, plated meals, bulk-packed meal components, pastas, soups, sauces, poultry, meat and fish specialties, and organic and vegetarian offerings.  Our extensive research and development efforts, combined with our extensive catalogue of recipes and flexible manufacturing capabilities, provide customers with a one-stop solution for new product ideas, formulations and product manufacturing, as well as precise replication of existing recipes.  Our capabilities allow customers to outsource product development, product manufacturing and packaging, thereby avoiding significant fixed-cost and variable investments in resources and equipment.  Our customers include prominent nationally recognized names such as Panda Restaurant Group, Inc., Jenny Craig, Inc., Safeway Inc., Target Corporation, Pinnacle Foods Group LLC, and American Airlines, Inc. We also sell frozen foods under the Boston Market brand, under exclusive license with Boston Market Corporation (“BMC”).

Sales and Marketing

We operate as a single business segment – the development and production of frozen food products. We market our products through an internal sales force, outside food brokers and other business affiliations.  Our customers are foodservice and retail accounts.

A significant portion of our total net revenues during the last two fiscal years was derived from three customers as described below:

Net Revenues

	September 30,	October 2,
Customer	2012	2011
Panda Restaurant Group, Inc.	30%	26%
Jenny Craig, Inc.	20%	29%
Safeway Inc.	14%	16%

Manufacturing and Sourcing

Our headquarters, entrée manufacturing and warehousing, product development, sales and quality control facilities are located in Vernon, California.  We also maintain a separate protein cooking facility in Vernon, California.

Our ability to cost-effectively produce large quantities of our products, while maintaining a high degree of quality, is partially dependent on our ability to procure raw materials on an economical and competitive cost basis.  We rely on numerous suppliers, large and small, for our products, with multiple suppliers for most items.  While commodity prices are rising we do not anticipate any particular difficulty in acquiring these materials in the future.  We store raw materials, packaging and finished goods on-site and in public frozen and dry food storage facilities until shipment.  When possible and practical, we negotiate supply contracts against committed customer volume at fixed prices to protect against the risk of market fluctuations.

Backlog

We typically deliver products directly from finished goods inventory.  As a result, we do not maintain a large backlog of unfilled purchase orders.  While at any given time there may be a small backlog of orders, our backlog is not material in relation to our total revenues, nor is it necessarily indicative of trends in our business.

Competition

Our products compete with those produced by numerous regional and national firms.  Many of our competitors, including diversified food companies, are large and have greater financial resources than we do.  Competition is strong, with many firms producing alternative products for the foodservice and retail industries.  Competitive factors include price, reliability, food safety standards, product quality, flexibility, product development, competitors’ promotional activity, customer service and, on a retail basis, name recognition.  We compete in this market based on our ability to produce mid-sized to large custom product runs within a short time frame on a cost-effective basis and our ability to provide ancillary support services such as research and development, assistance with regulatory matters, production planning and logistics.

Product Development and Marketing

We maintain a comprehensive, fully staffed research and development department (including senior chefs and supporting staff) that formulates recipes and upgrades specific products and product lines for current and prospective customers and establishes production and quality standards.  We develop products based upon customer specifications, conventional recipes, new product trends or our own product initiatives.  We are continuously developing recipes as customers’ tastes and client requirements change.  We also maintain a quality control department for inspection, testing, monitoring and compliance to ensure that our products are produced consistently in accordance with our standards.  In May 2010, our food safety systems were certified as meeting standards of the global Food Safety Management System standard FSSC 22000, which is the latest and most complete safety certification standard for food manufacturers.

Intellectual Property

We have registered the “Overhill Farms” and “Chicago Brothers” trademarks with the United States Patent and Trademark Office.

On November 4, 2010, we entered into a five-year licensing agreement with BMC for the exclusive right to use BMC’s trademarks, trade dress and copyrights in connection with the manufacturing, advertising, promotion, sales and distribution of frozen food and certain shelf-stable licensed products.  The agreement commenced on July 1, 2011.  The agreement also contains options for two sixty-month renewal terms.

Employees

Our total hourly and salaried workforce consisted of 707 employees at September 30, 2012.  Most of our operations are labor intensive, generally requiring unskilled and semi-skilled employees.  Approximately 78% of our employees are unionized with the United Food & Commercial Workers Union, Local 770 and are covered by a two-year collective bargaining agreement that was ratified by the union on August 7, 2011. We believe our relations with our employees and the union are good.

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

Our continued success depends in part on our ability to be an efficient producer in the highly competitive food industry.  We face competition in all of our markets from large, national companies and smaller, regional operators.  Many of our competitors, including diversified food companies, are larger and have greater financial resources than we do.  From time to time, we and our customers experience price pressure in some of our markets as a result of competitors’ promotional pricing practices as well as general market conditions.  Our failure to match or exceed our competitors’ cost reductions through productivity gains and other improvements could weaken our competitive position.  Competition is based on product quality, reliability, food safety, distribution effectiveness, brand loyalty, price, effective promotional activities, the ability to identify and satisfy emerging consumer preferences and the ability to provide ancillary support services.  We may not be able to compete effectively with these larger, more diversified companies.  Also, a disruption of our supply chain could impair our ability to manufacture or supply goods.

The loss or consolidation of any of our key customers could adversely affect our financial results by decreasing our existing sales opportunities and prices and increasing our marketing and promotional expenses.

The largest purchasers of our products, Panda Restaurant Group, Inc., Jenny Craig, Inc. and Safeway Inc., accounted for approximately 30%, 20% and 14%, respectively, of our total net revenues during fiscal year 2012.  We expect that our sales to these customers will continue to constitute a significant percentage of our net revenues in fiscal year 2013 and beyond.  The loss of any of these customers could adversely affect our competitive position and operating results if we do not continue to obtain additional customers to offset any change in these accounts.  In addition, products have life cycles, and as the lives of our products diminish, we may not be able to replace our existing customers.

Some of our significant customer and supplier contracts are short-term and may not be renewable on terms favorable to us or at all.

Some of our customers and suppliers operate through purchase orders or short-term contracts.  Though we have long-term business relationships and agreements with many of our customers and suppliers and alternative sources of supply for key items, we cannot be sure that any of these customers or suppliers will continue to do business with us on the same basis in the future.  Additionally, although we try to renew these contracts as they expire, there can be no assurance that these customers or suppliers will renew these contracts on terms that are favorable to us, if at all.  The termination of, or modification to, any number of these contracts and our ability to replace them may adversely affect our business and prospects, including our financial performance and results of operations.

Financial difficulties of foodservice and retail customers due to the economic downturn may adversely affect our revenues, costs and collections.

While we have not historically experienced material write-offs, as the domestic economy slowly recovers, collectability of receivables from our customers may be adversely affected, causing an increase in aged receivables and/or a reduced collection rate.  Our margins could be adversely affected if we are forced to write off uncollectible accounts.  In addition, the slow economic recovery could and may continue to adversely affect the fiscal health of key customers or impair their ability to continue to operate during a recessionary period, which would decrease our revenues unless we are able to replace any lost business.

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

We also use materials, such as corrugated cardboard, aluminum products, films and plastics to package our products.  Substantial increases in prices of packaging materials or higher prices of our raw materials could adversely affect our operating performance and financial results, if we cannot recover cost from our customers.  In addition, transportation costs have been unpredictable.  If such costs rise to the levels seen in past years, our operating margins could be eroded.

Commodity price changes may result in unexpected increases in raw materials and packaging costs, and we may be unable to immediately increase our prices to offset these increased costs without suffering reduced volume, revenue and income which could adversely affect our profitability.

If our food products become adulterated or misbranded, we would need to recall those items and may experience product liability claims if consumers are injured as a result.

Food products occasionally contain contaminants due to inherent defects or improper storage or handling.  Under adverse circumstances, food manufacturers such as us may be required to recall some of their products if they become adulterated or misbranded or as a result of a government-mandated recall.

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

Virtually all food manufacturing operations are subject to regulation by various federal, state and local government entities and agencies.  As a producer of food products for human consumption, our operations are subject to stringent production, packaging, quality, labeling and distribution standards, including regulations mandated by the Federal Food, Drug and Cosmetic Act, the FDA, OSHA, the EPA and the USDA. In particular, there appears to be growing public support in certain sectors to impose labeling requirements for genetically modified food products (such as California’s Proposition 37 that was rejected by California voters in November 2012 by approximately 53% to 47%), which if adopted could result in significant compliance costs for us, and which could put us at a competitive disadvantage if competitors, due to their geographic location or markets, are not subject to the same or similar requirements.  Future regulation by various federal, state or local governmental entities or agencies could, among other things, increase our cost of production, cause us to incur unexpected expenditures or encumber productivity, any of which may adversely affect our business and financial results.

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

Future instability or tightening in the credit markets could impair our ability to obtain financing if and when needed.

Future instability or tightening in the credit markets could impair our ability to obtain additional credit if and when needed to finance our operations and fund future plant or business expansions.  In addition, tight credit markets or inflation could eventually result in an increase in interest rates, which would adversely affect us, as we have $6.7 million in debt outstanding as of December 12, 2012 under our senior secured credit facility with Bank of America, with interest rates that adjust quarterly.

If we violate our financial and other covenants under our secured credit facility, our financial condition, results of operations or cash flows may be adversely affected if secured parties foreclose on our assets or impose default rates of interest.

Our senior secured credit facility with Bank of America, under which $6.7 million was outstanding as of December 12, 2012, is secured by a first-priority lien on substantially all of our assets. The facility contains covenants whereby, among other things, we are required to maintain compliance with agreed levels of fixed charge coverage, total leverage and incremental indebtedness limits. While we are currently in compliance and expect to remain in compliance with all covenants, if we violate these covenants and are unable to obtain waivers or renegotiate the terms of the covenants, we could become subject to, among other things, interest rate increases and acceleration of maturity of the facility, which could adversely affect our financial condition, results of operations or cash flows.

A change in control could result in an event of default under our secured credit facility, which could adversely affect our financial condition, results of operations or cash flows.

Our secured credit facility with Bank of America provides that a change in control would occur if, among other occurrences, any person or group becomes the beneficial owner of 35% or more of our voting stock, or certain changes in the composition of our board of directors occur during any period of twelve consecutive months.  The occurrence of a change in control could permit Bank of America to terminate the credit facility, declare all or a portion of loans then outstanding to be due and payable, and/or exercise other available rights and remedies.  Depending on our financial condition at the time, we may not be able to raise sufficient funds to repay this indebtedness upon an event of default.  Accordingly, the occurrence of a change in control could adversely affect our financial condition, results of operations or cash flows.

A small number of stockholders beneficially own a significant percentage of our outstanding common stock and therefore could significantly influence or control matters requiring stockholder approval.

Assuming the exercise of the aggregate options issued to our executive officers and directors to purchase shares of our common stock, our executive officers, directors and stockholders who beneficially own greater than 5% of our common stock would collectively beneficially own, in the aggregate, 49.5% of our outstanding common stock as of December 12, 2012.  These stockholders, if acting together, could be able to significantly influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

During the fiscal year ended September 30, 2012, the high and low sales prices of our common stock on the NYSE MKT (formerly NYSE AMEX) were $4.76 per share and $3.15 per share, respectively.  On December 12, 2012, the closing price of our common stock was $4.47.  Prices for our shares are determined in the marketplace and may accordingly be influenced by many factors, including, but not limited to:

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

Future sales of shares of our common stock by our stockholders could cause our stock price to decline

We cannot predict the effect, if any, that sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time.  As of December 12, 2012, we had outstanding 16,046,544 shares of common stock, most or all of which were eligible for resale without registration.  Also, as of December 12, 2012, there were outstanding options to purchase up to 192,000 shares of common stock.  All of the shares of common stock underlying these options are covered by an existing effective registration statement.  Sales of shares of our common stock in the public market, or perceptions that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

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

We lease two manufacturing facilities in Vernon, California.  In January 2002, we entered into a ten-year lease, with an option for a five-year renewal, for a facility, Plant No. 1, that has been expanded to 170,000 square feet. On May 16, 2011, we finalized a second amendment to the lease, which was entered into as of May 6, 2011.  The lease expires on September 30, 2016.  On April 1, 2014, the monthly base rent payable under the lease will be adjusted by the Consumer Price Index of the Bureau of labor Statistics of the Department of Labor for All Urban Consumers.   Most of our principal executive office, manufacturing and warehousing, product development and sales and quality control facilities have been consolidated into this single location.  In December 2008, we entered into a 60-month lease, with an option for a 60-month renewal, for a facility, Plant No. 2, that has been expanded to 123,000 square feet.  Plant No. 2 is used primarily for cooking protein as well as dry and cold storage.  In addition, we lease a 25,000 square foot dry goods storage facility in Vernon, California.

We believe that Plant No. 1, currently operating at approximately 50% capacity, is adequate to meet our requirements for the near future.  In fiscal year 2012, items that were processed at Plant No. 1 (some of which included components that were processed at Plant No. 2) accounted for sales of approximately $129.9 million.  Items that were processed in Plant No. 2 that did not require further processing in Plant No. 1 accounted for the balance of sales in fiscal year 2012 of approximately $64.5 million.  As our need for cooked protein grows, it may become necessary to augment the cooking capacity that we now have at Plant No. 2.  We continue to monitor our cooking capacity.  If we deem additional cooking capacity to be necessary, we expect capital expenditures for that capacity could range from $5 million to $10 million during fiscal years 2013 and 2014, depending on the amount of additional cooking capacity added.

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

On June 26, 2012, the court denied the plaintiffs’ motion to certify the case as a class action.  The five remaining plaintiffs can pursue their individual wage claims against us, but the court has ruled that they cannot assert those claims on behalf of the class of current and former production employees they sought to represent.  We believe we have valid defenses to the plaintiffs’ remaining claims, and that we paid all wages due to these employees.

On September 7, 2012, the plaintiffs filed a notice to appeal the denial of class certification.  The case is stayed while their appeal is pending.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Record Holders

Our common stock has traded on NYSE MKT (formerly NYSE AMEX) under the symbol “OFI” since November 1, 2002.  At December 12, 2012, we had approximately 113 stockholders of record.  These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.  On December 12, 2012, the closing sale price of our common stock on NYSE MKT was $4.47.  The following table sets forth the range of high and low sales prices for our common stock on NYSE MKT for the periods indicated:

Fiscal 2011	High	Low
First Quarter from September 27, 2010 to January 2, 2011	$5.90	$4.47
Second Quarter from January 3, 2011 to April 3, 2011	6.30	5.55
Third Quarter from April 4, 2011 to July 3, 2011	6.30	5.38
Fourth Quarter from July 4, 2011 to October 2, 2011	5.65	3.60

Fiscal 2012	High	Low
First Quarter from October 3, 2011 to January 1, 2012	$4.20	$3.15
Second Quarter from January 2, 2012 to April 1, 2012	4.70	3.61
Third Quarter from April 2, 2012 to July 1, 2012	4.69	3.74
Fourth Quarter from July 2, 2012 to September 30, 2012	4.76	3.75

Performance Graph

The following is a line graph comparing the yearly percentage change in the cumulative total return of our common stock to the cumulative total return of the Standard & Poor’s 500 Index and a peer group for the period commencing September 30, 2007 and ending September 30, 2012.  The peer group is comprised of Tyson Foods, Inc.; Cuisine Solutions, Inc.; ConAgra Foods, Inc.; Armanino Foods of Distinction, Inc.; Smithfield Foods, Inc.; and Bridgford Foods Corporation.

The graph assumes that $100 was invested in our common stock, the Standard & Poor’s 500 Index and the peer group on September 30, 2007 and that all the dividends were reinvested on a quarterly basis.  Returns for the companies included in the peer group have been weighted on the basis of the market capitalization for each company.

	Fiscal Year-Ended
	9/30/07	9/28/08	9/27/09	9/26/10	10/2/11	9/30/12

Overhill Farms Inc	100.00	170.52	174.28	136.99	106.94	132.37
S&P 500	100.00	78.02	72.63	80.01	80.93	105.37
Peer Group	100.00	72.38	76.36	85.67	98.17	105.11

Dividends

We have never paid cash dividends on our common stock.  Our senior secured credit facility with Bank of America imposes certain financial conditions and restrictions on our ability to pay dividends.  Any future payment of dividends on our common stock will be determined by our board of directors and will depend on our financial condition, results of operations, contractual obligations (including credit facility restrictions) and other factors deemed relevant by our board of directors.

Recent Sales of Unregistered Securities

None.

ITEM 6.	Selected Financial Data

Not applicable.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. This report and our consolidated financial statements and notes to consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

●	uncertainty of the domestic economic outlook;

●	the impact of competitive products and pricing;

●
market conditions that may affect the costs and/or availability of raw materials, fuels, energy, logistics and labor as well as the market for our products, including our customers’ ability to pay and consumer demand;

●	impact of rising fuel prices and surcharges;

●	commodity prices and fulfillment by suppliers of existing raw material contracts;

●	natural disasters that can impact, among other things, costs of fuel and raw materials;

●	changes in our business environment, including actions of competitors and changes in customer preferences,as well as disruptions to our customers’ businesses;

●	seasonality in the retail category;

●	loss of key customers due to competitive environment or production being self-manufactured by customers with such capabilities;

●	the occurrence of acts of terrorism or acts of war;

●	changes in governmental laws and regulations, including those concerning the food industry, healthcare and income taxes;

●	change in control or other significant changes in ownership;

●	financial viability and resulting effect on revenues and collectability of accounts receivable of our customers during the on-going economic recovery and any future deep recessionary periods;

●	ability to obtain additional financing, if and when needed, and rising costs of credit that may be associated with new borrowings;

●	ability to remain in compliance with the amended requirements of the Bank of America facility;

●	voluntary or government-mandated food recalls;

●	effects of legal proceedings or labor disputes in which we are or may become involved from time to time; and

●	other factors discussed in this report.

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

Overview

We are a value-added manufacturer of high quality, prepared frozen food products for branded retail, private label and foodservice customers.  Our product line includes entrées, plated meals, bulk-packed meal components, pastas, soups, sauces, poultry, meat and fish specialties, and organic and vegetarian offerings.  Our extensive research and development efforts, combined with our extensive catalogue of recipes and flexible manufacturing capabilities, provide customers with a one-stop solution for new product ideas, formulations and product manufacturing, as well as precise replication of existing recipes.  Our capabilities allow customers to outsource product development, product manufacturing and packaging, thereby avoiding significant fixed-cost and variable investments in resources and equipment.  Our customers include prominent nationally recognized names such as Panda Restaurant Group, Inc. (“Panda Restaurant Group”), Jenny Craig, Inc., Safeway Inc., Target Corporation, Pinnacle Foods Group LLC, and American Airlines, Inc. We also sell frozen foods under the Boston Market brand, under exclusive license with BMC.

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

During fiscal year 2012, which ended September 30, 2012, we were profitable with significant year over year improvements in net revenues and net income. The improved financial results for our fiscal year 2012 were largely due to a full year of activity of the Boston Market frozen food line (which commenced in July 2011) and increased foodservice net revenues.

While we are pleased with the progress of the Boston Market brand and foodservice accounts, we anticipate increased commodity prices and fuel costs for fiscal year 2013. To offset these increases, we have taken a number of actions to improve profitability and are working to implement additional cost saving initiatives, which we anticipate will have a positive impact in the near term. For the longer term, we are reviewing several distribution model alternatives to mitigate the significant cost of moving the products we produce to retailers who sell the Boston Market frozen food line.

 Also, we have been working with our major existing retail accounts to refresh product lines and to introduce additional lines of products. With these new products and lines for our existing customers we are optimistic about future retail sales.

Fiscal year 2012 was a 52-week period while 2011 was a 53-week period.  For fiscal year 2012, net revenues of $194.4 million reflected a 14.9% increase as compared to fiscal year 2011.  During fiscal year 2012, the retail and foodservice categories each increased $12.5 million. The increase in the retail category was due primarily to sales of our portion of the Boston Market products (sold to numerous retail accounts, including some major national chains) of $25.7 million partially offset by a decrease to Jenny Craig Inc. and other retail customers of $11.0 million and $2.2 million, respectively. The foodservice increase was due primarily to increased sales volume to Panda Restaurant Group of $14.2 million, partially offset by a decrease of $2.0 million in airline net revenues.

Gross profit was $17.0 million in fiscal year 2012, compared to $13.0 million in fiscal year 2011. Gross profit as a percentage of net revenues, or gross margin, during fiscal years 2012 and 2011 was 8.8% and 7.7%, respectively.  The gross margin increase was driven largely by more favorable commodity prices along with more favorable overhead cost absorption as a result of higher production runs to fulfill increased sales volume of Boston Market brand products and other major accounts under the foodservice category.  These were partially offset by higher freight and storage expenses of $3.8 million for fiscal year 2012 compared to fiscal year 2011, due predominantly to increased shipments for Boston Market products and higher fuel surcharges.

Operating income as a percentage of net revenues for fiscal year 2012 was 2.7% compared to 1.5% in fiscal year 2011, due primarily to higher gross margins (as noted above) partially offset by increased selling, general and administrative (“SG&A”) expenses. SG&A expenses increased $1.5 million in fiscal year 2012 due primarily to higher brokerage and royalty expense related to the Boston Market brand of $1.3 million and $1.0 million, respectively. These increases were partially offset by a decrease in license fee amortization of $679,000 due to the write-off in the fourth quarter of fiscal year 2011 of the BLB Alliance (“Alliance”) license fee intangible asset. SG&A expenses as a percentage of net revenues was 6.1% in both fiscal years 2012 and 2011.  Net income increased as a percentage of net revenues to 1.6% in fiscal year 2012 versus 0.9% in fiscal year 2011.

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

Fiscal Year Ended September 30, 2012 Compared to Fiscal Year Ended October 2, 2011

	Fiscal Year Ended				Change 2012 vs. 2011
	September 30, 2012		October 2, 2011		Dollar Variance	% Variance
		% of Net		% of Net	Favorable	Favorable
	Dollars	Revenues	Dollars	Revenues	(Unfavorable)	(Unfavorable)
(Dollars in thousands)

Net revenues	$194,389	100.0%	$169,218	100.0%	$25,171	14.9%

Cost of sales	177,342	91.2	156,265	92.4	(21,077)	(13.5)

Gross profit	17,047	8.8	12,954	7.7	4,093	31.6

Selling, general and administrative expenses	11,894	6.1	10,353	6.1	(1,541)	(14.9)

Operating income	5,153	2.7	2,601	1.5	2,552	98.1

Total interest expense	312	0.2	335	0.2	23	6.9

Income before income taxes	4,841	2.5	2,267	1.3	2,574	113.5

Income tax provision	1,726	0.9	825	0.5	(901)	(109.2)

Net income	$3,115	1.6%	$1,442	0.9%	$1,673	116.0%

Net Revenues.  Net revenues for fiscal year 2012 increased $25.2 million (14.9%) to $194.4 million from $169.2 million for fiscal year 2011, due to higher sales volumes from our portion of Boston Market brand products and a major account under the foodservice category.

Retail net revenues increased $12.5 million (11.1%) to $125.4 million for fiscal year 2012 from $112.9 million for fiscal year 2011.  The increase in retail net revenues was largely due to an increase in net revenues related to the sale of Boston Market products (sold to various third party customers) of $25.7 million. This increase was partially offset by decreases in net revenues to Jenny Craig Inc. of $11.0 million and other retail accounts of $2.2 million.

Foodservice net revenues increased $12.5 million (22.2%) to $68.9 million for fiscal year 2012 from $56.4 million for fiscal year 2011 due primarily to a $14.2 million increase in sales to Panda Restaurant Group. This increase was partially offset by a decrease of $1.5 million to airline net revenues.  For fiscal year 2012, the foodservice category as a percentage of net revenues increased to 35.4% from 33.3% for fiscal year 2011.  We continue to increase our sales efforts in this category and believe that foodservice represents a significant opportunity for us in 2013 and beyond.

Gross Profit.  Gross profit for fiscal year 2012 increased $4.0 million (30.8%) to $17.0 million from $13.0 million for fiscal year 2011. Gross margin increased to 8.8% for fiscal years 2012 from 7.7% for fiscal year 2011. The increase in gross profit dollars and margin was driven largely by more favorable commodity prices along with more favorable overhead absorption as a result of higher volume production runs to fulfill increased sales volume of Boston Market brand products and a major account under the foodservice category.  These were partially offset by higher freight and storage expenses of $3.8 million due predominantly to increased shipments for Boston Market products and higher fuel surcharges. We anticipate increased freight and storage expenses as sales volumes for Boston Market increase and if fuel prices remain at their current levels or increase.

Selling, General and Administrative Expenses.  SG&A expenses increased $1.5 million (14.4%) to $11.9 million for fiscal year 2012 from $10.4 million for fiscal year 2011, but held steady as a percentage of net revenues at 6.1%. The increase in SG&A expenses was due to higher brokerage and royalty expenses for the Boston Market brand of $1.3 million and $1.0 million, respectively. These increases were partially offset by decreased license fee amortization of $679,000 due to the write-off in the fourth quarter of fiscal year 2011 of the Alliance license fee intangible asset. We expect SG&A expense to remain at or near the current level as we incur continued brokerage and selling expenses, including royalty expenses, related to Boston Market products.

Operating Income.  Operating income increased $2.6 million (100.0%) to $5.2 million for fiscal year 2012 from $2.6 million for fiscal year 2011.  The increase in operating income was the result of the increase in gross profit partially offset by increased SG&A expenses as noted above.

Total Interest Expense. Interest expense decreased $23,000 (6.9%) to $312,000 for fiscal year 2012 from $335,000 for fiscal year 2011 due to lower amortization of deferred financing cost offset by increased interest expense resulting from higher debt balances through out the year.

Income Tax Provision.  Income tax expense was $1.7 million for fiscal year 2012 compared to $825,000 for fiscal year 2011.  The difference was a result of income before taxes increasing $2.5 million from $2.3 million for fiscal year 2011 to $4.8 million during fiscal year 2012.  The effective tax rates were 35.7% and 36.4% for fiscal years 2012 and 2011, respectively.

Net Income. Net income for fiscal year 2012 was $3.1 million, or $0.20 per basic and $0.19 per diluted shares, compared to net income of $1.4 million, or $0.09 per basic and diluted share for fiscal year 2011.

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

Liquidity and Capital Resources

For fiscal years ended 2012 and 2011, our operating activities provided cash of $1.1 million and $3.2 million, respectively.  Cash generated from operations before working capital changes for fiscal year 2012 was $6.2 million.  Cash used by changes in working capital was $5.1 million for fiscal year 2012 and resulted from an increase in inventory of $3.2 million due to a build up of inventory for Boston Market and a $2.1 million increase in accounts receivable, along with cash used to decrease accounts payable by $382,000. These were partially offset by increased accrued liabilities of $227,000 and a decrease in prepaid and other expenses of $231,000.  At September 30, 2012, we had working capital of $20.9 million compared to working capital of $25.9 million at October 2, 2011. The decrease in working capital is due to long term debt of $6.7 million being current at September 30, 2012 as it is due within twelve months.

During fiscal year 2012, our investing activities, consisting of capital expenditures resulted in a net use of cash of approximately $948,000, compared to a net use of cash of approximately $1.3 million during fiscal year 2011.  The property and equipment additions were made to accommodate additional business opportunities, meet anticipated growth and improve operating efficiency.  We anticipate that cash generated from operating activities and borrowing availability under our existing credit facility will fund revenue growth and working capital needs in the near term.

During fiscal year 2012, our financing activities used cash of $3.6 million, compared to cash used by financing activities of $2.4 million during fiscal year 2011.  Our net use of cash in fiscal year 2012 consisted primarily of $4.0 million of principal payments that reduced our outstanding debt partially offset by $424,000 provided by the exercise of stock options, including the related tax benefit, in the fourth quarter of fiscal year 2012.

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

The Bank of America facility bears annual interest at the British Bankers Association LIBOR Rate, or LIBOR, plus an applicable margin (listed below). The Margin was initially 1.75% and beginning no later than January 1, 2011, and adjusted quarterly thereafter, shall be calculated as follows:

Ratio of aggregate outstanding funded commitments under the facility (including letter of credit obligations) to EBITDA for the preceding four quarters	Applicable Margin
Greater than or equal to 1.50:1	2.00%

Greater than or equal to 0.50:1 but less than 1.50:1	1.75%

Less than 0.50:1	1.50%

At September 30, 2012, there was $6.7 million outstanding under the Bank of America facility with an applicable interest rate of approximately 2.0%.  In addition, we pay an unused fee equal to 0.25% per annum.  For fiscal years 2012 and 2011, we incurred $244,000 and $225,000, respectively, in interest expense, excluding amortization of deferred financing costs.  During fiscal year 2012, we reduced the outstanding balance of the facility by $4.0 million in voluntary payments.  As of September 30, 2012, we had $23.3 million available to borrow under the facility, subject to certain covenant requirements.  At September 30, 2012, we were in compliance with all covenants.

The Bank of America facility contains covenants whereby, among other things, we are required to maintain compliance with agreed levels of fixed charge coverage and total leverage.  The facility also contains customary restrictions on incurring indebtedness and liens, making investments and paying dividends.

We believe that funds available to us from operations and existing capital resources will be adequate for our capital requirements for at least the next twelve months.  If necessary, we believe we can secure additional financing with Bank of America or other lenders to supplement our capital needs.

Contractual Obligations and Other Commitments

We are obligated to make future payments under various contracts such as debt agreements, lease obligations and other purchase obligations.

Following is a summary of our contractual obligations at September 30, 2012:

	Payments Due By Period
CONTRACTUAL OBLIGATIONS	Total	Within 1 year	2-3 Years	4-5 Years	More than 5 Years

Debt maturities	$6,742,647	$6,742,647	$-	$-	$-
Interest Expense(1)	190,441	190,441	-	-	-
Operating lease obligations(2)	6,277,688	2,522,158	2,612,596	1,142,934	-
Other Contractual obligations	1,192,986	530,216	662,770	-	-
Open purchase orders	11,377,869	11,377,869	-	-	-
Total contractual obligations	$25,781,631	$21,363,331	$3,275,366	$1,142,934	$-

(1)  Assumes only mandatory principal pay-down and the use of LIBOR as of September 30, 2012 on the Bank of America debt.
(2)  Includes real estate leases.

The above table outlines our obligations as of September 30, 2012 and does not reflect the changes in our obligations that occurred after that date. There have been no other material changes to our obligations as of the report date herein.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standard Board (“FASB”) issued an update to its authoritative guidance regarding the methods used to test goodwill for impairment. The amendment allows the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test currently required. Under that option, an entity would no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If an entity concludes otherwise, then it must perform the two-step impairment test currently required. We will adopt this guidance commencing in fiscal year 2013, effective October 1, 2012, and apply it prospectively. The adoption of the standard is not expected to have a material impact on our financial position or results of operations.

In June 2011, the FASB issued authoritative guidance that revised its requirements related to the presentation of comprehensive income. This guidance eliminates the option to present components of other comprehensive income as part of the consolidated statement of equity. It requires presentation of comprehensive income, net income and the components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We will adopt this guidance commencing in fiscal year 2013, effective October 1, 2012, and apply it retrospectively. The adoption of the standard is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued an update to its authoritative guidance regarding fair value measurements to clarify disclosure requirements and improve comparability. Additional disclosure requirements include: (a) for level 3 fair value measurements, quantitative information about significant unobservable inputs used, qualitative information about the sensitivity of the measurements to change in the unobservable inputs disclosed including the interrelationship between inputs, and a description of the Company’s valuation processes; (b) all, not just significant, transfers between level 1 and 2 of the fair value hierarchy; (c) the reason why, if applicable, the current use of a nonfinancial asset measured at fair value differs from its highest and best use; (d) the categorization in the fair value hierarchy for financial instruments not measured at fair value but for which disclosure of fair value is required. We adopted this guidance in the second quarter of fiscal 2012, effective January 2, 2012, and have applied it retrospectively. The adoption of the standard did not and is not expected to have in the future a material impact on our financial position or results of operations.

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

Concentrations of Credit Risk.  Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  We perform on-going credit evaluations of each customer’s financial condition and generally require no collateral from our customers.  A bankruptcy or other significant financial deterioration of any customer could impact its future ability to satisfy its receivables with us.  Our allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions.  Bad debt expense and accounts receivable write-offs, net of recoveries, historically have been relatively small, as we generally transact the substantial portion of our business with large, established food or service related businesses.  For fiscal years 2012 and 2011, our write-offs, net of recoveries, to the allowance for doubtful accounts were approximately $166,000 and $1,000, respectively.

A significant portion of our total net revenues and receivables during the last two fiscal years were derived from three and four customers, respectively, as described below:

Net Revenues

	September 30,	October 2,
Customer	2012	2011
Panda Restaurant Group, Inc.	30%	26%
Jenny Craig, Inc.	20%	29%
Safeway Inc.	14%	16%

Receivables

	September 30,	October 2,
Customer	2012	2011
Panda Restaurant Group, Inc. (through its distributors)	36%	28%
Bellisio Foods, Inc. (for various third party customers)	21%	17%
Jenny Craig, Inc.	14%	22%
Safeway Inc.	10%	17%

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

Goodwill.  We evaluate goodwill at least annually for impairment.  We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data.  At September 30, 2012, we had goodwill of $12.2 million.  A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment.

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

We account for uncertainty of income taxes in accordance with current accounting literature.  This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of the implementation of the guidance, we recorded no increase in the liability for unrecognized tax benefits, and the balance of unrecognized tax benefits was zero at September 30, 2012.

We have also adopted the accounting policy that interest and penalties recognized are classified as part of income taxes.  No interest and penalties were recognized in the statement of income for fiscal year 2012.

Collaborative Arrangement.  We recognize revenue and expenses related to our collaborative arrangement in accordance with authoritative guidance, which directs participants in collaborative arrangements to report costs incurred and revenue generated from transactions with third parties (that is, parties that do not participate in the arrangement) in each entity’s respective income statement line items for revenues and expenses.  Revenues from the collaborative arrangement consist of sales to third party supermarkets.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8.	Financial Statements and Supplementary Data

See the index to financial statements included in Part IV, Item 15(a).  The supplementary financial information required by Item 302 of Regulation S-K is contained in “Schedule II – Valuation and Qualifying Accounts and Reserves” as listed in Part IV, Item 15(c).

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2012, that the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2012, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our directors and executive officers as of December 12, 2012.

			Director
Name	Age	Positions Held	Since

James Rudis	63	Chairman of the Board, President, Chief Executive Officer and Director	1995
Robert C. Bruning	69	Chief Financial Officer	-
Robert A. Olivarez	34	Vice President-Finance and Secretary	-
Harold Estes(1)	72	Director	2002
Geoffrey A. Gerard(1)(2)(3)	67	Director	2002
Alexander Auerbach(2)(3)	68	Director	2004
Alexander Rodetis, Jr.(1)	70	Director	2004

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

Robert Bruning has served as our Chief Financial Officer since January 20, 2012. Mr. Bruning previously served as Chief Financial Officer of Okami, Inc., a food processing and distribution company, from 2006 until its acquisition in 2011. He has also served as Chief Financial Officer of Zacky Farms, Inc. and of Coastcast Corporation, a precision manufacturing company, as well as a financial consultant to Kaiser Aluminum. Earlier in his career, Mr. Bruning was a partner at Andersen Consulting and at Coopers & Lybrand (now PriceWaterhouseCoopers). Mr. Bruning received his bachelors degree in economics from Claremont McKenna College as well as a bachelor’s and master’s degree in industrial engineering from Stanford University.

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

Geoffrey A. Gerard was elected to our board of directors in February 2002. Mr. Gerard served as secretary and general counsel of Equivest, Inc., from 1975 to 1977.  Mr. Gerard then served as secretary and General Counsel for two privately held oil and gas exploration companies until 1978. Mr. Gerard has been in the private practice of law in Dallas County, Texas since 1978, specializing in business organization and transactions.  Mr. Gerard received a B.S. in Business-Finance and Economics (1971) and a J.D. degree (1974) from Indiana University.

Mr. Gerard’s legal and business experience provides a unique prospective to our board.  Mr. Gerard has been a registered principal through the Financial Industry Regulatory Authority for several years and has over 30 years experience as an attorney practicing in Dallas, TX, emphasizing on business organizations and investments.  Mr. Gerard has provided counsel to other companies for many private and public securities offerings, including preparing private-placement memorandums and registration statements for public offerings, and has reviewed and analyzed numerous public and private offerings for potential investors.

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

Alexander Rodetis, Jr. was appointed to our board of directors in September 2004. Mr. Rodetis is President and co-founder of Fairway Financial Services LLC, organized in October 2005 to provide financial and due diligence guidance to bank and non-bank lending institutions on existing and new business loans as well as to companies seeking solutions to its corporate finance requirements.  In addition, Mr. Rodetis is President of Pegasus Financial Services, L.L.C. formed in September 1996 and is engaged, on an engagement/project basis, to perform credit and collateral assessments for bank and non-bank borrowers.  Mr. Rodetis has been in the financial services community for over forty-one years. Mr. Rodetis was the Marketing and Strategic Planning Coordinator of the Daley-Hodkin Group from March 2004 to September 2007, a business valuation, asset disposition and consulting organization, and previously held the position of Inventory Appraisal Business Head for the Group.  He served as Senior Vice President of General Motors Acceptance Corporation’s Commercial Finance Division from 2002 to 2003, where he co-founded the Special Assets Group.  From 1998 to 2002, Mr. Rodetis served as Executive Vice President of the Merchants Bank of New York, where he co-founded the asset-based lending corporation for the bank.  Prior to that, he served as Vice President of Fremont Financial Corp. and of National Westminster Bancorp and held various credit and marketing positions at other banking institutions, including The Chase Manhattan Bank and Citibank North America, Inc.  Mr. Rodetis earned a B.S. in Accounting, a B.A. in Business Administration and an M.B.A. in finance from Fairleigh Dickinson University.  He has also completed financial analysis and corporate finance courses at The Harvard School of Business.

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

Code of Ethics

Our board of directors has adopted a code of ethics that applies to all of our directors, officers and employees.  The code of ethics constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and is our “code of conduct” within the meaning of the listing standards of NYSE MKT.  We will provide a copy of our code of ethics to any person without charge, upon written request to Overhill Farms, Inc., Attention:  Investor Relations, 2727 East Vernon Avenue, Vernon, California 90058.

Audit Committee Composition

During fiscal year 2012, our audit committee was composed of Messrs. Rodetis, Gerard and Estes, with Mr. Rodetis serving as the committee chairman.  Our board of directors has determined that Mr. Rodetis is an “audit committee financial expert” and that each of Messrs. Rodetis, Gerard and Estes are “independent” as defined in Sections 803A and 803B of the NYSE MKT listing standards.

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

Based solely upon a review of copies of the reports furnished to us during the fiscal year ended September 30, 2012 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock (“reporting persons”) that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our reporting persons were met during fiscal year 2012.

ITEM 11.	Executive Compensation

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

From time to time we also offer alternative sources of compensation, such as stock options, to our executive officers. Options provide executive officers with the opportunity to buy and maintain an equity interest in our company and to share in the appreciation of the value of our common stock. In addition, if a participant were to leave prior to the exercise of the participant’s options, the unexercised options would be forfeited after the expiration of the period specified in the options. This makes it more difficult for competitors to recruit key employees away from us. We believe that option grants afford a desirable long-term compensation method because they closely align the interests of our management and other employees with stockholder value and motivate officers to improve our long-term stock performance.  No stock options were granted in fiscal year 2012.

Section 162(m) of the Internal Revenue Code places a limit on the amount of compensation that may be deducted in any year with respect to each of our named executive officers.  It is our policy that, to the extent possible, compensation will be structured so that the federal income tax deduction limitations will not be exceeded.

Executive Compensation for Fiscal Year 2012

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

For fiscal year 2012, our compensation for named executives consisted of base salary, discretionary bonuses and perquisites.  No stock options or other equity incentives were granted.

Our board of directors, upon recommendation of our compensation committee, has approved bonuses for each executive officer for fiscal year 2012.  The primary criteria used in determining bonuses related to our overall performance, progress on strategic objectives and each individual’s contribution to that performance.

During fiscal year 2012, our net revenues increased by $25.2 million and our net income more than doubled to $3.1 million.  We also strengthened our balance sheet by decreasing our long term debt by $4.0 million.  As a result, Mr. Rudis received a total bonus of $237,500, Mr. Bruning received a total bonus of $32,166 and Mr. Olivarez received a total bonus of $27,075.  Further information regarding executive bonuses is contained below under the heading “Executive Bonuses.”

Executive Bonuses

Upon recommendation of the compensation committee, our board of directors approved bonuses for fiscal year 2012 for our named executive officers, based upon their contributions to our success during fiscal year 2012.  The bonuses will be paid in fiscal year 2013.

For fiscal year 2012, Mr. Rudis served as our Chairman of the board of directors, Chief Executive Officer and President.  As part of the function of all three roles, Mr. Rudis served as the relationship manager to stockholders, lenders and all three of our previously disclosed significant customers. Mr. Rudis also established and negotiated the Boston Market license opportunity, which is an important part of our future growth.  In addition to setting the long-term strategy for us, Mr. Rudis was responsible for our overall profitability and maintained a close working relationship with all significant parties to help ensure positive results were achieved.

For fiscal year 2012, Mr. Bruning served as our Chief Financial Officer and was responsible for overseeing: all of our accounting practices and policies; Commission and other regulatory interaction and correspondence; the establishment and maintenance of adequate control over financial reporting; and the implementation of new rules and regulations resulting from recently enacted legislation relating to proxy statements, healthcare and financial regulatory reform.  Mr. Bruning is also responsible for directing our financial strategy and forecasts and also overseeing our risk management process.

For fiscal year 2012, Mr. Olivarez served as our Vice President-Finance and Secretary and was responsible for ensuring that our board of directors and Audit Committee met regularly in accordance with NYSE MKT standards and also for creating and gathering materials needed for the meetings as well as preparing the minutes for each meeting.  Mr. Olivarez was also responsible for: implementing accounting practices and policies; interaction and correspondence with the Commission and other regulatory agencies; creating and submitting publicly filed documents; establishing and maintaining adequate internal control over financial reporting; implementing new rules and regulations resulting from recently enacted legislation relating to proxy statements, healthcare and financial regulatory reform; production of periodic financial reports; maintenance of company accounting records and safeguarding of company assets.  Mr. Olivarez was also responsible for shareholder interaction and correspondence.

To determine the amounts of the executive bonuses for fiscal year 2012, the compensation committee considered these individual accomplishments and also reviewed some of the Company’s more significant financial benchmarks, including but not limited to net revenue growth, gross margin improvement, earnings per share, cash flow and earnings before interest, taxes, depreciation and amortization (“EBITDA”).

For the fiscal year 2012, our net revenues and gross profit increased $25.2 million and $4.0 million, respectively, in fiscal year 2012 compared to fiscal year 2011, we had net income of $3.1 million and reduced our debt by $4.0 million.  For fiscal year 2012, we had earnings per share of $0.20 per basic and $0.19 diluted shares.  Lastly, our EBITDA for fiscal year 2012 was $8.5 million.  EBITDA for fiscal year 2012, was calculated using the following measurements: net income of $3.1 million; interest expense of $244,000; tax expense of $1.7 million; depreciation and amortization expense of $3.5 million.

The $237,500 bonus approved for James Rudis consisted of $230,000 in cash (approximately 48% of his base salary) and a $7,500 401(k) contribution.  The bonus approved for Robert C. Bruning consisted of $25,000 in cash (approximately 11% of his base salary) and $7,166 401(k) contribution.  The bonus approved for Robert A. Olivarez consisted of 22,500 in cash (approximately 16% of his base salary) and $4,575 401(k) contribution.

Conclusion

Although we have adopted from time to time in the past, and may again in the future adopt, a formal bonus plan involving certain pre-established goals, we did not adopt such a plan for our executives in fiscal years 2012 and 2011.  Our policy is not to disclose target levels with respect to specific quantitative or qualitative performance-related factors or factors considered to involve confidential business information, because their disclosure would have an adverse effect on us.  The adverse effect would stem from competitive harm that would occur if we were to disclose confidential trade secrets or confidential commercial or financial information or specific customer-related targets and objectives.

Attracting and retaining talented and motivated management and employees is essential in creating long-term stockholder value. Offering a competitive, performance-based compensation program helps to achieve this objective by aligning the interests of executive officers and other key employees with those of stockholders.  We believe that our fiscal year 2012 compensation program met this objective.

Summary Compensation Table

The following table sets forth for fiscal years 2012 and 2011 compensation awarded or paid to Mr. James Rudis, our Chairman, Chief Executive Officer and President, Mr. Robert C. Bruning, our Chief Financial Officer, Tracy E. Quinn, our former Chief Financial Officer and Mr. Robert A. Olivarez, our Vice President-Finance and Secretary for services rendered to us.  Messrs. Rudis,  Bruning, Olivarez and Ms. Quinn are also referred to as “named executive officers.”

Name and	Fiscal			All Other
Principal Positions	Year	Salary ($)	Bonus ($)	Compensation ($)		Total ($)

James Rudis,	2012	$481,821	$237,500	$278,505	(1)	$997,826
Chairman, President and Chief Executive Officer	2011	475,645	38,500	276,277		790,422

Robert C. Bruning,	2012	154,039	32,166	-		186,205
Chief Financial Officer (2)	2011	-	-	-		-

Tracy E. Quinn,	2012	174,917	-	37,057	(3)	211,974
Former Chief Financial Officer	2011	361,385	7,500	92,760		461,645

Robert A. Olivarez,	2012	140,000	27,075	-		167,075
Vice President-Finance and Secretary	2011	142,692	4,200	-		146,892

(1)	Mr. Rudis received certain perquisites and other personal benefits in fiscal year 2012, which consist of the following:
a.	Premium paid of $17,966 for term life insurance for the benefit of Mr. Rudis’ spouse; and
b.
Mr. Rudis maintains offices in both Vernon, California and New York. $260,539 represents perquisites or other benefits relating to payment of or reimbursement for commuting expenses between New York and California, including $210,706 for airfare, $37,653 for lodging and $12,180 for transportation, meals and other miscellaneous expenses.

(2)	Mr. Bruning’s employment as our Chief Financial Officer began on January 20, 2012.
(3)	Ms. Quinn’s employment ended on February 24, 2012. She received certain perquisites and other personal benefits in fiscal year 2012, which consist of the following:

Mr. Quinn maintains her principal residence in Pennsylvania. $37,057 represents perquisites or other benefits relating to payment of or reimbursement for commuting expenses between Pennsylvania and California, including $26,726 for airfare, $10,032 for lodging and $299 for transportation, meals and other miscellaneous expenses.

Executive Employment Agreements and Arrangements

James Rudis

Mr. Rudis’ previous employment agreement expired on December 31, 2011. On February 6, 2012, we entered into an employment agreement with James Rudis, our Chairman, President and Chief Executive Officer.  The term of the employment agreement runs from January 1, 2012 to December 31, 2014.  Mr. Rudis’ base salary is $475,000 per year and will be reviewed annually and increased in a percentage no less than that of the annual increase in the cost of living.

The employment agreement contains a covenant that Mr. Rudis will not compete with us during the term of his employment and for a period of one year thereafter.  We have agreed to provide, at our expense, a $1.0 million life insurance policy on Mr. Rudis’ life, payable to a beneficiary of his choice, and to pay to him up to $800 per month for an automobile lease and to reimburse him for all operating expenses relating to the leased automobile.  In addition, if Mr. Rudis chooses not to participate in our existing group medical insurance plan, we have agreed to reimburse him for health insurance premiums he pays through the term of the employment agreement for him and his immediate family, up to the amounts he paid for such coverage immediately prior to the effective date of the employment agreement.  Mr. Rudis is entitled to four weeks vacation time annually and we have agreed to cash out and pay Mr. Rudis for the portion of any vacation time not used by the end of the calendar year in which it was earned or at such a later date as may be specified by Mr. Rudis.

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

In addition, Mr. Rudis maintains offices in both Vernon, California and New York.  As of September 30, 2012 we paid $260,539 in perquisites or other benefits relating to payment of or reimbursement for commuting expenses between New York and California.  This includes $210,706 for airfare, $37,653 for lodging and $12,180 for transportation, meals and other miscellaneous expenses.

Robert C. Bruning

Mr. Bruning’s employment arrangement commenced on January 20, 2012.  Mr. Bruning receives an annual base salary of $225,000 per year, with a guaranteed minimum bonus of $25,000 because he remained in the employment of the Company through the end of fiscal year 2012. His employment is “at will.” He will also be eligible for health and other insurance programs, and 401(k) participation, on the same basis as other employees of the Company.

Tracy E. Quinn

Ms. Quinn’s employment arrangement commenced on September 10, 2007 and ended on February 24, 2012.  The initial term of Ms. Quinn’s employment was for 90 days, but was reviewable by us every 30 days, and terminable at-will by either party.   Ms. Quinn received a monthly base salary of $30,000.  In addition, we agreed to pay or reimburse Ms. Quinn for all reasonable travel expenses from the Pittsburgh, Pennsylvania area to southern California and all reasonable living expenses while she conducted business on our behalf in southern California.  As of September 30, 2012, we paid $92,760 in perquisites or other benefits relating to payment of or reimbursement for commuting expenses between Pennsylvania and California, including $57,138 for airfare, $33,810 for lodging and $1,812 for transportation, meals and other miscellaneous expenses.

Robert A. Olivarez

Mr. Olivarez receives an annual base salary of $140,000.  Our board of directors determines Mr. Olivarez’ discretionary bonus based on performance and his contributions to our success.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding the number of shares of common stock underlying options held by the named executive officers at September 30, 2012.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

James Rudis	69,136	-	1.47	2/1/15
	10,288	-	1.50	2/1/15
	10,288	-	2.00	2/1/15
	10,288	-	2.50	2/1/15

Robert C. Bruning	-	-	-	-

Tracy E. Quinn	-	-	-	-

Robert A. Olivarez	-	-	-	-

Director Compensation

Non-employee directors are entitled to cash payments of $3,000 per month in consideration for their service on our board of directors.  In addition, each non-employee director receives a $1,000 bonus for every board and committee meeting that they attend in which they are a member. We may also periodically award options to our directors under our existing option and stock plans or otherwise.

Mr. Rudis was compensated as a full-time employee and officer and received no additional compensation for service as a board member during fiscal year 2012.  Information regarding the compensation awarded to Mr. Rudis is included in the “Summary Compensation Table” above.

Director Compensation Table

The following table summarizes the compensation of our directors for the fiscal year ended September 30, 2012:

	Fees Earned
	or Paid	Option
	in Cash	Awards	Total
Name	($)(1)	($)(2)	($)
Geoffrey A. Gerard	$50,000	$-	$50,000
Alexander Auerbach(3)	48,000	-	48,000
Alexander Rodetis, Jr.	48,000	-	48,000
Harold Estes	46,000	-	46,000

(1)
For a description of annual director fees, see the disclosure above under “Director Compensation.” The value of perquisites and other personal benefits was less than $10,000 in aggregate for each director.

(2)	There were no stock options awarded during fiscal 2012. Outstanding options held by each director as of September 30, 2012 are as follows:
●	Geoffrey A. Gerard – 25,000 options, which are fully vested.
●	Alexander Auerbach – 25,000 options, which are fully vested.
●	Alexander Rodetis, Jr. – 25,000 options, which are fully vested.

(3)
Mr. Auerbach’s firm, Alexander Auerbach & Co. Inc., also provides us with public relations and marketing services, for which we paid $57,000 with respect to fiscal year 2012.  See “Certain  Relationships and Related Transactions, and Director Independence” in Item 13 of this report.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 12, 2012, a total of 16,046,544 shares of our common stock were outstanding.  The following table sets forth certain information as of that date regarding the beneficial ownership of our common stock by:

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

	Amount and Nature of		Percent
Name and Address of Beneficial Owner	Beneficial Ownership		of Class

Hotchkis and Wiley Capital Management, LLC	2,606,752	(1)	16.2%
Lord Abbett & Co. LLC	1,984,775	(2)	12.4%
Greenwood Investment, Inc.	878,041	(3)	5.5%
Huber Capital Management, LLC	858,318	(4)	5.3%
Harold Estes	1,111,565	(5)	6.9%
James Rudis	499,823	(6)	3.1%
Geoffrey A. Gerard	36,500	(7)	*
Alexander Auerbach	35,000	(8)	*
Alexander Rodetis, Jr.	26,700	(9)	*
Robert C. Bruning	-		-
Tracy E. Quinn	-		-
Robert A. Olivarez	-		-
All directors and executive officers as a group	1,709,588	(10)	10.5%
(7 persons)

*   Less than 1.0%.

(1)
Based upon Schedule 13F-HR filed with the Commission for September 30, 2012. On behalf of its investment advisory clients, the holder has sole voting power over 1,548,800 shares and sole dispositive power over 2,606,752 shares. The address for the holder is 725 S. Figueroa Street, 39th Floor, Los Angeles, California 90017.

(2)
Based upon Schedule 13F-HR filed with the Commission for September 30, 2012.  On behalf of its investment advisory clients, the holder has sole voting power over 1,680,161 shares and sole dispositive power over 1,984,775 shares. The address for the holder is 90 Hudson Street, Jersey City, New Jersey 07302.

(3)
Based upon Schedule 13G filed with the Commission on December 21, 2011.  On behalf of its investment advisory clients, the holder has sole voting power over 878,041 shares and sole dispositive power over 878,041 shares. The address for the holder is 222 Berkeley Street, 17th Floor, Boston, Massachusetts 02116.

(4)
Based upon Schedule 13F-HR filed with the Commission for September 30, 2012.  On behalf of its investment advisory clients, the holder has sole voting power over 451,675 shares and sole dispositive power over 858,318 shares. The address for the holder is 10940 Wilshire Blvd., Suite 925, Los Angeles, California 90024.

(5)	Mr. Estes’ address is 6004 South US Highway 59, Lufkin, Texas 75901.

(6)	Includes 100,000 shares of common stock underlying options.

(7)	Includes 25,000 shares of common stock underlying options.

(8)	Includes 25,000 shares of common stock underlying options.

(9)	Includes 25,000 shares of common stock underlying options.

(10)	Includes 175,000 shares of common stock underlying options.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of September 30, 2012.

Number of
securities remaining
available for future
	Number of			issuance under
	securities to be			equity
	issued upon		Weighted-average	compensation plans
	exercise of outstanding		exercise price	(excluding
	options, warrants		of outstanding options,	securities reflected
Plan category	and rights		warrants and rights	in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	192,000	(1)	$1.62	11,000	(2)
Equity compensation plans not approved by security holders	-		$-	-
Total	192,000		$1.62	11,000

(1)	Represents shares of common stock underlying options granted under our Amended and Restated 2002 Employee Stock Option Plan and Amended and Restated 2005 Stock Plan.

(2)
Represents shares of common stock authorized for issuance under our Amended and Restated 2005 Stock Plan, which was adopted by our board of directors on February 1, 2005, approved by then majority stockholder on February 24, 2005 and approved by our stockholders at our 2005 annual meeting and was amended and restated by our compensation committee (further stockholder approval was not required) on December 3, 2008.  Our Amended and Restated 2005 Stock Plan provides that if, at any time while that plan is in effect or unexercised options granted under that plan are outstanding, there is an increase or decrease in the number of issued and outstanding shares of common stock of Overhill Farms, Inc. through the declaration of a stock dividend or through a recapitalization that results in a stock split, combination or exchange of shares, then appropriate adjustment shall be made in the maximum number of shares authorized for issuance under that plan so that the same proportion of our issued and outstanding shares of common stock will continue to be subject to being optioned under the plan and appropriate adjustment will be made in the number of shares and the exercise price per share then subject to outstanding options so that the same proportion of our issued and outstanding shares will remain subject to purchase at the same aggregate exercise price.

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

In February 2004, we engaged Alexander Auerbach & Co., Inc. (“AAPR”) to provide us with public relations and marketing services.  AAPR provides public relations, media relations and communications marketing services to support our sales activities.  Alexander Auerbach, who is one of our directors, is a stockholder, director and officer of AAPR.  We paid to AAPR $57,000 for services rendered under this engagement during fiscal year 2012.  These fees totaled more than 5% of AAPR’s gross revenues for its fiscal year ended January 31, 2012.

Director Independence

NYSE MKT rules and the charters of our board committees provide that a majority of our board of directors and all members of our audit, compensation and nominating and governance committees of our board of directors will be independent.  On an annual basis, each director and executive officer is obligated to complete a Director and Officer Questionnaire that requires disclosure of any transactions with us in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest.  Following completion of these questionnaires, the board of directors, with the assistance of the nominating and governance committee, makes an annual determination as to the independence of each director using the current standards for “independence” established by the Commission and NYSE MKT and consideration of any other material relationship a director may have with us.

Our board of directors has determined that each of our non-employee directors is “independent” as defined in the general board independence standard contained in Section 803A of the NYSE MKT listing standards.  Our board of directors also has determined that each of Messrs. Rodetis, Gerard and Estes are “independent” as defined in Sections 803A and 803B of the NYSE MKT listing standards applicable to audit committee members. In addition, our board of directors has determined that Mr. Auerbach is “independent” under Section 803A of the NYSE MKT listing standards applicable to compensation committee members. Also, our board of directors has determined that Messrs. Gerard and Auerbach are “independent” under Section 803A of the NYSE MKT listing standards applicable to nominating and governance committee members.

ITEM 14.	Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements for fiscal years 2012 and 2011.

	2012	2011

Audit Fees	$459,000	$444,000
Audit-Related Fees	5,000	--
Tax Fees	--	--
All Other Fees	--	--
Total	$464,000	$444,000

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

Pre-Approval Policy

Our audit committee’s policy is to pre-approve all auditing services and permitted non-audit services to be performed for us by our independent auditors, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the audit committee prior to the completion of the audit.  During fiscal year 2012, all services performed by Ernst & Young LLP were pre-approved by our audit committee in accordance with these policies and applicable Commission regulations.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)       The following  financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets — September 30, 2012 and October 2, 2011

Statements of Income — Years Ended September 30, 2012 and October 2, 2011

Statements of Stockholders’ Equity — Years Ended September 30, 2012 and October 2, 2011

Statements of Cash Flows — Years Ended September 30, 2012 and October 2, 2011

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

10.5 (3)	Addendum to Standard Industrial/Commercial Single-Tenant Lease – Net regarding premises located at 2727 E. Vernon Avenue, Vernon, California (Exhibit 10.89)

10.6 (4)	Consulting Agreement dated February 18, 2004 between Overhill Farms, Inc. and Alexander Auerbach & Co., Inc. (Exhibit 10.1)

10.7 # (11)	Amended and Restated 2002 Employee Stock Option Plan of Overhill Farms, Inc. (Exhibit 10.8)

10.8 # (11)	Amended and Restated 2005 Stock Plan of Overhill Farms, Inc. (Exhibit 10.9)

10.9 # (5)	Form of Restricted Stock Purchase Agreement Under 2005 Stock Plan (Exhibit 10.3)

10.10 # (6)	Form of Stock Option Agreement Under 2005 Stock Plan (Exhibit 10.2)

10.11 # (10)	Form of Stock Option Agreement Under 2002 Employee Stock Option Plan (Exhibit 4.7)

10.12 (7)	Credit Agreement, dated September 24, 2010, between Overhill Farms, Inc. and Bank of America, N.A. (Exhibit 10.1)

10.13 (8)	Summary of Director Compensation (Exhibit 10.22)

10.14 # (9)	Description of Employment Arrangement between Overhill Farms, Inc. and Tracy E. Quinn

10.15 # (13)	Employment Agreement, entered into as of February 18, 2010 between Overhill Farms, Inc., and James Rudis (Exhibit 10.1)

10.16 # (18)	Description of Employment Arrangement between Overhill Farms, Inc. and Robert A. Olivarez (Exhibit 10.16)

10.17 (14)	License Agreement, dated November 4, 2010, between Boston Market Corporation and Overhill Farms, Inc. (Exhibit 10.1)

10.18 # (15)	Form of Indemnification Agreement entered into between Overhill Farms, Inc. and each of its directors and officers (Exhibit 10.1)

10.19 (16)	Notice of Exercising Option to Renew - Standard Industrial/Commercial Singe Tenant Lease, dated January 13, 2011, executed by Overhill Farms, Inc. (Exhibit 10.1)

10.20 (18)	First Amendment to Lease, dated June 12, 2006, between Vernon Associates, LLC and Overhill Farms, Inc. (Exhibit 10.20)

10.21 (17)	Second Amendment to Lease, dated May 6, 2011, between Vernon Associates, LLC and Overhill Farms, Inc. (10.1)

10.22 (18)(19)	Co-Manufacturing, Sales and Distribution Agreement, dated August 4, 2011, between Bellisio Foods, Inc. and Overhill Farms, Inc. (Exhibit10.20)

10.23 # **	Description of Employment Arrangement between Overhill Farms, Inc. and Robert C. Bruning

10.24 (20)	Waiver and Amendment No 1 to Credit Agreement, dated March 8, 2012, between Overhill Farms, Inc. and Bank of America, N.A. (Exhibit 10)

23**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2**	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INSw	XBRL Instance Document
101.SCHw	XBRL Taxonomy Extension Schema Document
101.CALw	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEFw	XBRL Taxonomy Extension Definition Linkbase Document
101.LABw	XBRL Taxonomy Extension Label Linkbase Document
101.PREw	XBRL Taxonomy Extension Presentation Linkbase Document

**      Filed herewith
#      Management contract or compensatory plan or arrangement

w      Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Registration Statement on Form 10 (File No. 1-16699).
(2)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2009.
(3)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.
(4)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for September 17, 2004.
(5)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for February 1, 2005.
(6)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for February 24, 2005.
(7)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for September 30, 2010.
(8)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.
(9)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
(10)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Registration Statement on Form S-8 (Registration No. 333-127022).
(11)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2008.
(12)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for April 9, 2009.
(13)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2012.
(14)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for November 4, 2010 filed on November 9, 2010.
(15)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for November 11, 2010 filed on November 24, 2010.
(16)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for January 13, 2011 filed on January 20, 2011.
(17)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Current Report on Form 8-K for May 16, 2011 filed on May 20, 2011.
(18)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2011.
(19)
Portions of this exhibit indicated by “***” have been omitted pursuant to the Company’s request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

(20)	Incorporated by reference to the exhibit shown in parentheses included in the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2012.

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
Date: December 18, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Rudis	Chairman of the Board of Directors, President and Chief	December 18, 2012
James Rudis	Executive Officer (principal executive officer)

/s/ Robert C. Bruning	Chief Financial Officer (principal financial and	December 18, 2012
Robert Bruning	accounting officer)

/s/ Alexander Auerbach	Director	December 18, 2012
Alexander Auerbach

/s/ Harold Estes	Director	December 18, 2012
Harold Estes

/s/ Geoffrey A. Gerard	Director	December 18, 2012
Geoffrey A. Gerard

/s/ Alexander Rodetis, Jr.	Director	December 18, 2012
Alexander Rodetis, Jr.

OVERHILL FARMS, INC.

INDEX TO FINANCIAL STATEMENTS AND
SUPPLEMENTARY SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Overhill Farms, Inc.

We have audited the accompanying balance sheets of Overhill Farms, Inc. as of September 30, 2012 and October 2, 2011, and the related statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Overhill Farms, Inc. at September 30, 2012 and October 2, 2011, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Los Angeles, California
December 18, 2012

OVERHILL FARMS, INC.
BALANCE SHEETS

Assets

	September 30,	October 2,
	2012	2011

Current assets:
Cash	$1,983,715	$5,470,362
Accounts receivable, net of allowance for doubtful accounts of $2,000 and $43,000 in 2012 and 2011, respectively	15,792,557	13,700,034
Inventories	21,319,408	18,152,200
Prepaid expenses and other	1,976,025	2,013,222
Deferred tax assets	867,384	956,346
Total current assets	41,939,089	40,292,164

Property and equipment, at cost:
Fixtures and equipment	26,436,536	25,981,572
Leasehold improvements	13,210,424	12,757,679
Automotive equipment	90,461	92,886
Property and equipment	39,737,421	38,832,137
Less accumulated depreciation and amortization	(28,822,369)	(25,686,444)
Property and equipment, net	10,915,052	13,145,693

Other non-current assets:
Goodwill	12,188,435	12,188,435
Deferred financing costs, net of accumulated amortization of $560,000 and $489,000 at September 30, 2012 and October 2, 2011, respectively	55,734	126,897
Other	1,216,912	1,556,656
Total other non-current assets	13,461,081	13,871,988

Total assets	$66,315,222	$67,309,845

The accompanying notes are an integral part
of these financial statements

OVERHILL FARMS, INC.
BALANCE SHEETS (continued)

Liabilities and Stockholders’ Equity

	September 30,	October 2,
	2012	2011

Current liabilities:
Accounts payable	$10,204,507	$10,586,162
Accrued liabilities	4,046,715	3,820,199
Current maturities of long-term debt	6,742,647	-
Total current liabilities	20,993,869	14,406,361

Long-term accrued liabilities	709,018	616,890
Deferred tax liabilities	560,576	1,001,199
Long-term debt	-	10,772,647
Total liabilities	22,263,463	26,797,097

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 50,000,000 shares, 4.43 designated as Series A Convertible Preferred Stock, 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares, 16,046,544 and 15,823,271 shares issued and outstanding at September 30, 2012 and October 2, 2011, respectively	160,465	158,233
Additional paid-in capital	11,980,293	11,558,479
Retained earnings	31,911,001	28,796,036
Total stockholders’ equity	44,051,759	40,512,748

Total liabilities and stockholders’ equity	$66,315,222	$67,309,845

The accompanying notes are an integral part
of these financial statements

OVERHILL FARMS, INC.
STATEMENTS OF INCOME

	For the Years Ended
	September 30,	October 2,
	2012	2011
	( 52 weeks)	( 53 weeks)

Net revenues	$194,389,370	$169,218,474
Cost of sales	177,342,289	156,264,764
Gross profit	17,047,081	12,953,710

Selling, general and administrative expenses	11,894,203	10,352,586

Operating income	5,152,878	2,601,124

Interest expense:
Interest expense	(243,597)	(224,866)
Amortization of deferred financing costs	(68,579)	(109,704)
Total interest expense	(312,176)	(334,570)

Income before income taxes	4,840,702	2,266,554

Income taxes	1,725,737	825,046

Net income	$3,114,965	$1,441,508

Net income per share - basic	$0.20	$0.09

Weighted-average shares outstanding - basic	15,831,596	15,823,271

Net income per share - diluted	$0.19	$0.09

Weighted-average shares outstanding - diluted	15,994,853	16,051,058

The accompanying notes are an integral part
of these financial statements

OVERHILL FARMS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional
	Preferred Stock		Common Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance, September 26, 2010	-	-	15,823,271	158,233	11,558,479	27,354,528	39,071,240

Comprehensive income:

Net income	-	-	-	-	-	1,441,508	1,441,508

Total comprehensive income							1,441,508

Balance, October 2, 2011	-	-	15,823,271	158,233	11,558,479	28,796,036	40,512,748

Net issuance of common stock under stock compensation plans	-	-	223,273	2,232	45,054	-	47,286

Tax benefit on stock option exercises	-	-	-	-	376,760	-	376,760

Comprehensive income:

Net income	-	-	-	-	-	3,114,965	3,114,965

Total comprehensive income							3,114,965

Balance, September 30, 2012	-	$-	16,046,544	$160,465	$11,980,293	$31,911,001	$44,051,759

The accompanying notes are an integral part
of these financial statements

OVERHILL FARMS, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,	October 2,
	2012	2011
	(52 weeks)	(53 weeks)

Operating Activities:
Net income	$3,114,965	$1,441,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,419,441	4,216,353
Amortization of deferred financing costs	71,163	109,704
Gain on sale of property and equipment	(2,680)	-
(Recovery of) provision for doubtful accounts	(41,113)	43,402
Deferred income tax benefit	(351,661)	(400,713)
Changes in:
Accounts receivable	(2,051,410)	378,164
Inventories	(3,167,208)	(5,093,137)
Prepaid expenses and other assets	230,631	(402,602)
Accounts payable	(381,655)	2,382,359
Accrued liabilities	226,515	571,763
Net cash provided by operating activities	1,066,988	3,246,801

Investing Activities:
Additions to property and equipment	(950,361)	(1,318,063)
Proceeds from sale of property and equipment	2,680	-
Net cash used in investing activities	(947,681)	(1,318,063)

Financing Activities:
Borrowings under credit facility	-	3,100,000
Principal payments on long-term debt	(4,030,000)	(5,525,000)
Issuance of common stock under stock compensation plans	47,286	-
Tax benefit on stock option exercises	376,760	-
Deferred financing costs	-	(1,117)
Net cash used in financing activities	(3,605,954)	(2,426,117)

Net decrease in cash	(3,486,647)	(497,379)
Cash at beginning of period	5,470,362	5,967,741
Cash at end of period	$1,983,715	$5,470,362

Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$244,738	$223,725
Income taxes	$1,665,036	$1,671,065

The accompanying notes are an integral part
of these financial statements

OVERHILL FARMS, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2012

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

Fiscal Year

The Company utilizes a 52- to 53- week accounting period, which ends on the last Sunday of September in each fiscal year if September 30 does not fall on a Saturday, or October 1 if September 30 falls on a Saturday.  The fiscal year ended September 30, 2012 was a 52-week period while October 2, 2011 was a 53-week period.

Deferred Financing Costs and Debt Discount

Debt financing costs are deferred and amortized as additional interest expense over the term of the related debt. Deferred financing costs, net of accumulated amortization was $56,000 and $127,000 for fiscal years ended September 30, 2012 and October 2, 2011, respectively. Amortization of these costs totaled $71,000 and $110,000 for the fiscal years ended September 30, 2012 and October 2, 2011, respectively.

Financial Instruments

The fair value of financial instruments is determined by reference to market data and by other valuation techniques as appropriate.  The Company believes the carrying value of the debt approximates fair value at both September 30, 2012 and October 2, 2011, as the debt bears interest at variable rates based on prevailing market conditions.  The fair values of other financial instruments approximate their recorded values due to their short-term nature.

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

Inventory write-offs were $726,000 and $835,000 for fiscal years 2012 and 2011, respectively.

The Company classifies costs related to shipping as cost of sales in the accompanying statements of income.

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from three to ten years.  Leasehold improvements to the Company’s Plant No.1 in Vernon, California are amortized over the lesser of the initial lease term plus one lease extension period, initially totaling 15 years, or the estimated useful life of the assets.  Other leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets.  Depreciation is generally computed using the straight-line method.  Depreciation expense was $3.2 million and $3.3 million for fiscal years 2012 and 2011, respectively.

Expenditures for maintenance and repairs are charged to expense as incurred.  The cost of materials purchased and labor expended in betterments and major renewals are capitalized.  The fixtures and equipment balances included $2.0 million and $1.8 million of construction in process at September 30, 2012 and October 2, 2011, respectively.  Costs and related accumulated depreciation of properties sold or otherwise retired are eliminated from the accounts, and gains or losses on disposals are included in operating income.

Licensing Fee

During fiscal year 2008, the Company entered into a five-year licensing agreement (with two renewable five-year terms) with Better Living Brands tm Alliance (“Alliance”) for the exclusive right to produce and sell frozen entrées under the Eating Right tm and O Organics tm brands.  The Company agreed to pay a one-time $1.25 million licensing fee that it was amortizing over five years.

Long-lived assets, subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by an asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value, which is determined based on discounted future cash flows. The impairment loss calculation requires management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows. The estimated cash flows used for this non-recurring fair value measurement is considered level 3 as defined in Note 12. During the fourth quarter of fiscal year 2011 the Alliance did not generate revenues consistent with that of prior periods, and it was determined that any future revenues were no longer estimable. As such, an impairment indicator was deemed to exist related to the Alliance licensing fee. The impairment charge of $412,000 was recorded as a selling expense in the statement of income for the year ended October 2, 2011. For fiscal years 2012 and 2011, amortization expense, including the impairment charge, related to the licensing fee was zero and $679,000 respectively.

On November 4, 2010, the Company entered into a five-year licensing agreement with Boston Market Corporation (“BMC”) for the exclusive right to use BMC’s trademarks, trade dress and copyrights in connection with the manufacturing, advertising, promotion, sales and distribution of frozen food and certain shelf-stable licensed products.  The agreement commenced on July 1, 2011.  The agreement also contains options for two five-year renewal terms. The Company will pay BMC an earned royalty computed at four and a half percent of net sales during the initial term and a guaranteed minimum royalty of $2.75 million and $3.25 million for the first and second renewal terms, respectively. For fiscal years 2012 and 2011, royalty expense was $1.4 million and $354,000, respectively.

Goodwill

Goodwill is evaluated at least annually for impairment.  The Company has one reporting unit and estimates fair value based upon a variety of factors, including discounted cash flow analysis, market capitalization and other market-based information.  The Company performed its evaluation of goodwill for impairment as of September 30, 2012, which indicated that goodwill was not impaired.

Stock Options

The Company measures the cost of all employee stock-based compensation awards based on the grant date fair value of those awards using a Black-Scholes model and records that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). No options were granted or vested during fiscal years 2012 or 2011.  Therefore, there was no impact on the income statement or cash flow statement as a result of stock-based compensation for any of these fiscal periods.

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

The Company classifies customer rebate costs and slotting fees as a reduction in net revenues.  Customer rebate costs and slotting fees were $9.1 million and $3.9 million for fiscal years 2012 and 2011, respectively.

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

The Company accounts for uncertainty in income taxes in accordance with authoritative guidance, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition.  During the current fiscal year, the Company recorded no increase in the liability for unrecognized tax benefits, and the balance of unrecognized tax benefits was zero at September 30, 2012 and October 2, 2011.

The tax year 2011 remains open to examination by the major tax jurisdictions to which the Company is subject.

The Company has also adopted the accounting policy that interest and penalties recognized are classified as part of income taxes.  No interest and penalties were recognized in the statement of income for fiscal years 2012 and 2011.

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

In June 2011, the FASB issued authoritative guidance that revised its requirements related to the presentation of comprehensive income. This guidance eliminates the option to present components of other comprehensive income as part of the consolidated statement of equity. It requires presentation of comprehensive income, net income and the components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company will adopt this guidance commencing in fiscal 2013, effective October 1, 2012, and apply it retrospectively. The adoption of the standard is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued an update to its authoritative guidance regarding fair value measurements to clarify disclosure requirements and improve comparability. Additional disclosure requirements include: (a) for level 3 fair value measurements, quantitative information about significant unobservable inputs used, qualitative information about the sensitivity of the measurements to change in the unobservable inputs disclosed including the interrelationship between inputs, and a description of the Company’s valuation processes; (b) all, not just significant, transfers between level 1 and 2 of the fair value hierarchy; (c) the reason why, if applicable, the current use of a nonfinancial asset measured at fair value differs from its highest and best use; (d) the categorization in the fair value hierarchy for financial instruments not measured at fair value but for which disclosure of fair value is required. The Company adopted this guidance in the second quarter of fiscal 2012, effective January 2, 2012, and has applied it retrospectively. The adoption of the standard did not and is not expected to have in the future a material impact on the Company’s financial position or results of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ materially from those estimates.

3.	RELATED PARTY TRANSACTIONS

In February 2004, the Company engaged Alexander Auerbach & Co., Inc. (“AAPR”) to provide the Company with public relations and marketing services.  AAPR provides public relations, media relations and communications marketing services to support the Company’s sales activities.  Alexander Auerbach, who is a director and stockholder of the Company, is a stockholder, director and officer of AAPR.  The Company paid to AAPR $57,000 and $67,000 for services rendered under this engagement during fiscal years 2012 and 2011, respectively.  These fees totaled more than 5% of AAPR’s gross revenues for its fiscal years ended January 31, 2012 and 2011, respectively.

4.	INVENTORIES

       Inventories are summarized as follows:

	September 30,	October 2,
	2012	2011

Raw ingredients	$6,180,900	$5,874,813
Finished product	13,008,871	10,312,375
Packaging	2,129,637	1,965,012
	$21,319,408	$18,152,200

5.	LONG-TERM DEBT

Long-term debt of the Company is summarized as follows:

	September 30,	October 2,
	2012	2011

Bank of America Revolver	$6,742,647	$10,772,647
Less current maturities	(6,742,647)	-
	$-	$10,772,647

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

At September 30, 2012, there was $6.7 million outstanding under the Bank of America facility with an applicable interest rate of approximately 2.0%.  In addition, the Company paid an unused fee equal to 0.25% per annum.  For fiscal years 2012 and 2011, the Company incurred $244,000 and $225,000, respectively, in interest expense excluding amortization of deferred financing costs.  During fiscal year 2012, the Company reduced the outstanding balance of the facility by ($4.0 million in voluntary payments).  As of September 30, 2012, the Company had $23.3 million available to borrow under the new credit facility.

Initial proceeds from the Bank of America facility, received September 24, 2010, were used to repay approximately $13.2 million in existing debt in connection with the termination of the Company’s former financing arrangements.

The Bank of America facility contains covenants whereby, among other things, the Company is required to maintain compliance with agreed levels of fixed charge coverage and total leverage.  The facility also contains customary restrictions on incurring indebtedness and liens, making investments and paying dividends.  At September 30, 2012, the Company was in compliance with all covenants.

The Company’s outstanding obligations under the facility will be due and payable upon maturity in September 2013.

6.	STOCKHOLDERS' EQUITY

Stock Options

The Company adopted stock option plans in October 2002 and May 2005.  The Company reserved 800,000 and 550,000 shares of common stock under the plans adopted in October 2002 and May 2005, respectively, for the issuance to eligible directors and employees of, and consultants to, the Company under the plans.  The plans provide for the grant of both incentive stock options (at exercise prices no less than fair value at the date of grant) and non-qualified stock options (at exercise prices as determined by the Company’s Compensation Committee).  Such options may be exercisable as determined by such Committee.  The plans expire ten years following their adoption. The October 2002 plan expired on September 30, 2012.

A summary of the Company’s stock option activity and related information follows:

	For the Fiscal Years Ended
	September 30,		October 2,
	2012		2011
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	521,000	$1.61	521,000	$1.61
Exercised	(329,000)	$(1.60)	-	-
Outstanding at end of year	192,000	$1.62	521,000	$1.61
Exercisable at end of year	192,000	$1.62	521,000	$1.61

The cash received and fair value of the net share settlement for the 329,000 options exercised totaled approximately $47,000 and $480,000, respectively.  Exercise prices for the 192,000 options outstanding as of September 30, 2012 ranged from $1.47 to $2.50.  The weighted-average remaining contractual life of those options is 2.3 years.  The following table summarizes information about stock options outstanding as of September 30, 2012:

	Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted -			Weighted-
		Remaining	Average	Aggregate		Average	Aggregate
	Number	Contractual	Exercise	Intrinsic	Number	Exercise	Intrinsic
	Outstanding	Life	Price	Value(1)	Exercisable	Price	Value(1)
$2.50	18,004	2.3	$2.50	$37,448	18,004	$2.50	$37,448
$2.00	18,004	2.3	$2.00	46,450	18,004	$2.00	46,450
$1.50	18,004	2.3	$1.50	55,452	18,004	$1.50	55,452
$1.47	137,988	2.3	$1.47	429,143	137,988	$1.47	429,143
$1.47 - 2.50	192,000	2.3	$1.62	$568,493	192,000	$1.62	$568,493

(1)	Based on the last reported sale price of the Company’s common stock of $4.58 on September 28, 2012 (the last trading day of fiscalyear 2012).

The total intrinsic value of options exercised during the fiscal year ended September 30, 2012 was $950,910 at the time of exercise.

7.	NET INCOME PER SHARE

The following table sets forth the calculation of income per share (“EPS”) for the periods presented:

	For the Fiscal Years Ended
	September 30,	October 2,
	2012	2011

Basic EPS Computation:
Numerator:
Net income	$3,114,965	$1,441,508
Denominator:
Weighted-average common shares outstanding	15,831,596	15,823,271
Total shares	15,831,596	15,823,271
Basic EPS	$0.20	$0.09

Diluted EPS Computation:
Numerator:
Net income	$3,114,965	$1,441,508
Denominator:
Weighted-average common shares outstanding	15,831,596	15,823,271
Incremental shares from assumed conversion of preferred stock and exercise of stock option and warrants	163,257	227,787
Total shares	15,994,853	16,051,058
Diluted EPS	$0.19	$0.09

8.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30,	October 2,
	2012	2011

Compensation	$2,609,403	$2,617,533
Taxes other than income taxes	41,657	36,068
Long-term accrued liabilities	709,018	616,890
Royalty	753,591	405,827
Other	642,064	760,771
	$4,755,733	$4,437,089

9.	INCOME TAXES

Income tax provision consisted of the following:

	For the Fiscal Years Ended
	September 30,	October 2,
	2012	2011
Current:
Federal	$1,635,509	$829,701
State	441,889	396,058
Total current	2,077,398	1,225,759

Deferred:
Federal	(297,290)	(206,924)
State	(54,371)	(193,789)
Total deferred	(351,661)	(400,713)

Total income tax provision	$1,725,737	$825,046

The total income tax provision was 35.7% and 36.4% of pretax income for fiscal years 2012 and 2011, respectively.  A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:

	For the Fiscal Years Ended
	September 30,	October 2,
	2012	2011

Computed tax provision at federal statutory rate (35%)	$1,694,245	$793,294
State income tax provision, net of federal benefit	251,887	131,475
Permanent items	(153,256)	(77,412)
Other	(67,139)	(22,311)
	$1,725,737	$825,046

The deferred tax assets and deferred tax liabilities recorded on the balance sheet are as follows:

	September 30,		October 2,
	2012		2011
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Current:
Inventory and accounts receivable	$250,720	$-	$367,189	$-
Accrued liabilities	867,216	-	831,229	-
Prepaid expenses	-	(250,552)	-	(242,072)
	1,117,936	(250,552)	1,198,418	(242,072)

Noncurrent:
Deposits and deferrals	$196,373	$-	$227,243	$-
Depreciation	1,331,064	-	891,699	-
Amortization	376,845	-	387,037	-
Goodwill	-	(2,743,454)	-	(2,735,828)
Accrued liabilities	283,599	-	251,356	-
Valuation allowance	(3,293)	-	(20,964)	-
Other	-	(1,710)	-	(1,742)
	2,184,588	(2,745,164)	1,736,371	(2,737,570)
Total deferred taxes net of valuation allowance	$3,302,524	$(2,995,716)	$2,934,789	$(2,979,642)

As of September 30, 2012, the Company had no net operating losses or alternative minimum tax credits available for carryforward for federal tax purposes.

10.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company enters into monthly and long-term leases.  Future minimum lease payments for all long-term operating leases, including facilities and equipment, at September 30, 2012 were as follows:

2013	$2,522,158
2014	1,468,729
2015	1,143,867
2016	1,142,934
$6,277,688

The Company leases its facilities, both Plant No. 1 and Plant No. 2, under operating leases expiring through September 30, 2016, and expiring December 2013, with an option for a 60-month extension, respectively.  Both facilities operate in Vernon, California.  Certain of the other leases provide for renewal options at substantially the same terms as the current leases.

The Company’s lease of its primary operating facility requires the premises to be restored to its original condition upon the termination of the lease.  Accordingly, the Company has recorded a liability of $709,000 and $617,000 representing the present value of the estimated restoration costs at September 30, 2012 and October 2, 2011, respectively.  The corresponding asset is being depreciated over 13 years, and the present value of the liability is being accreted over the term in order to establish a reserve at the end of the lease equal to the refurbishment costs.

Certain of the Company’s equipment leases provide for declining annual rental amounts.  Rent expense is recorded on a straight-line basis over the term of the lease.  Accordingly, deferred rent is recorded in the accompanying balance sheets in other assets as the difference between rent expense and amounts paid under the terms of the lease agreements.

Rent expense, including monthly equipment rentals, was approximately $2.6 million for fiscal years 2012 and 2011.

The Company maintains an employment agreement with its Chief Executive Officer, James Rudis.  Mr. Rudis’ employment agreement expires on December 31, 2014.  After the initial term, the relationship will be at-will and may be terminated by us at any time or by Mr. Rudis upon at least 60 days’ written notice. The value of the remaining compensation obligations under Mr. Rudis’ existing employment agreement as of September 30, 2012 was $1,192,986.

The Company’s open purchase orders for raw materials and contractual obligations to purchase raw protein in the year subsequent to September 30, 2012 totals $11.4 million.

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

On June 26, 2012, the court denied the plaintiffs’ motion to certify the case as a class action.  The five remaining plaintiffs can pursue their individual wage claims against the Company, but the court has ruled that they cannot assert those claims on behalf of the class of current and former production employees they sought to represent.  The Company believes it has valid defenses to the plaintiffs’ remaining claims, and that we paid all wages due to these employees.

On September 7, 2012, the plaintiffs filed a notice to appeal the denial of class certification.  The case is stayed while their appeal is pending.

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

Receivables related to Panda Restaurant Group, Inc. (through its distributors), Bellisio Foods, Inc., Jenny Craig, Inc. and Safeway Inc., accounted for approximately 36%, 21%, 14% and 10% respectively of the Company’s total accounts receivable balance at September 30, 2012 and approximately 28%, 17%, 22% and 17% respectively, of the Company’s total accounts receivable balance at October 2, 2011.

Significant Customers

Significant customers accounted for the following percentages of the Company’s revenues:

Net Revenues

	September 30,	October 2,
Customer	2012	2011
Panda Restaurant Group, Inc.	30%	26%
Jenny Craig, Inc.	20%	29%
Safeway Inc.	14%	16%

Concentration of Sources of Labor

The Company’s total hourly and salaried workforce consisted of approximately 707 employees at September 30, 2012.  Approximately 78% of the Company’s workforce is covered by a 2 year collective bargaining agreement that was ratified by the union on August 7, 2011.

11.	EMPLOYEE BENEFIT PLANS

In April 1997, the Company introduced a retirement savings plan under Section 401(k) of the Internal Revenue Code.  The plan covers substantially all non-union employees meeting minimum service requirements.

Effective March 1, 2005, the Company executed a new three-year contract with the UFCW Union, Local 770, that eliminated the need for a previous provision in its 401(k) plan established in January 2002 for its union employees that required an annual contribution to be made by the Company in the event that revenues exceeded specific thresholds.  On January 1, 2009, the Company merged the union and non-union 401(k) plans into a single plan.

Employees voluntarily make contributions into the new plan.  The Company does not provide for a match to the employees’ contributions, and expenses related to the plans have not been significant.  The Company’s 2011 bonus program permitted a discretionary bonus equal to 3% of non-union employees’ gross W-2 earnings in the form of a 401(k) contribution. The total contribution under the 2011 bonus program of $323,000 was made during calendar year 2012.  The Company’s 2012 bonus program permits a discretionary bonus equal to 3% of non-union employees’ gross W-2 earnings in the form of a 401(k) contribution to be made during calendar year 2013.

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

The carrying amount of the Company’s financial instruments, which are not marked to fair value at each reportable date and principally include trade receivables and accounts payable, approximate fair value due to the relatively short maturity of such instruments.  The Company believes the carrying value of the debt approximates the fair value at both September 30, 2012 and October 2, 2011, as the debt bears interest at variable rates based on prevailing market conditions.  As of September 30, 2012, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable rate debt approximated rates currently available to the Company.

Long-lived assets, such as property, plant, and equipment, and purchased intangibles that are subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The recoverability of assets that are to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by such asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of such asset exceeds its fair value.  The fair value calculation requires management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in the future cash flows.  The estimated cash flows used for this nonrecurring fair value measurement is considered a Level 3 input as defined above.  The Company recorded no impairment charges related to long-lived assets during the fiscal year ended September 30, 2012.  During the fiscal year ended October 2, 2011, the Company recorded an impairment charge in connection with a certain license arrangement as discussed in Note 2.

Goodwill is tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines its fair value and compares it to its carrying amount. The Company determines the fair value using a discounted cash flow analysis, which requires unobservable inputs (Level 3 as defined above). These inputs include selection of an appropriate discount rate and the amount and timing of expected future cash flows. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting units' goodwill and other intangibles over the implied fair value.  The Company recorded no impairment charges related to goodwill during the fiscal years ended September 30, 2012 and October 2, 2011.  The Company has no indefinite-lived intangible assets other than goodwill.

13.	COLLABORATIVE ARRANGEMENT

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

The following tables illustrate the Company’s portion of the income statement, classification and activities attributable to transactions arising from the agreement for each period presented:

	For the fiscal Years Ended
	September 30, 2012	October 2, 2011
Net Revenues	$32,416,925	$7,684,202
Cost of Sales	(28,572,984)	(7,234,292)
Gross Profit	3,843,941	449,910
Selling, general and administrative expenses	(3,297,214)	(773,467)
Net income (loss)	$546,727	$(323,557)

In addition to the expenses noted above, during fiscal year 2012 and 2011, the Company incurred marketing expenses of $241,000 and $190,000, respectively.  During fiscal 2011, the Company also incurred one-time management fees of $175,000 and start-up costs of $179,000 related to the test runs and initial product launch of the Boston Market brand, which are not included in the expenses noted above.

14.	SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through the issuance date of these financial statements, and concluded no subsequent events occurred that require recognition or disclosure.

15.	QUARTERLY FINANCIAL DATA (unaudited)

	For the Fiscal Year Ended September 30, 2012
	January 1,	April 1,	July 1,	September 30,
	2012	2012	2012	2012
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)

Net revenues	$47,509,710	$50,201,781	$50,364,881	$46,312,998

Gross profit	4,685,080	4,703,146	4,114,356	3,544,499

Operating income	1,870,329	1,622,001	1,185,492	475,056

Net income	1,119,992	974,401	698,125	322,447

Net income per share – basic(1)	$0.07	$0.06	$0.04	$0.02

Net income per share – diluted	$0.07	$0.06	$0.04	$0.02

(1) EPS totals may not add due to rounding.

	For the Fiscal Year Ended October 2, 2011
	January 2,	April 3,	July 3,	October 2,
	2011	2011	2011	2011
	(14 weeks)	(13 weeks)	(13 weeks)	(13 weeks)

Net revenues	$44,761,458	$40,539,552	$39,666,756	$44,250,708

Gross profit	4,970,423	4,530,830	1,973,813	1,478,644

Operating income (loss)	2,695,533	2,491,798	(546,332)	(2,039,875)

Net income (loss)	1,609,101	1,521,829	(331,971)	(1,357,452)

Net income (loss) per share – basic	$0.10	$0.10	$(0.02)	$(0.09)

Net income (loss) per share – diluted(1)	$0.10	$0.09	$(0.02)	$(0.09)

(1) EPS totals may not add due to rounding.

Schedule II

OVERHILL FARMS, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at			Balance at
	Beginning			End
Description	of Year	Additions	Deductions(1)	of year

Allowance for Doubtful Accounts
2012	$(43,000)	$(125,000)	$166,000	$(2,000)
2011	$-	$(42,000)	$(1,000)	$(43,000)

Income Tax Valuation Allowance
2012	$(21,000)	$-	$(18,000)	$(3,000)
2011	$(21,000)	$-	$-	$(21,000)

 (1) Deductions to the allowance for doubtful accounts consist of write-offs, net of recoveries.

Exhibit Number	Index of Exhibits Attached to this Report

10.23	Description of Employment Arrangement with Robert C. Bruning

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002