Form 10-Q
period 2012-12-30
OVERHILL FARMS INC
filed 2013-02-13
CIK 1101020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2012

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
Yes [  ] No [X]

As of February 13, 2013, there were 16,046,544 shares of the issuer’s common stock, $.01 par value, outstanding.

OVERHILL FARMS, INC.
FORM 10-Q
QUARTER ENDED DECEMBER 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

OVERHILL FARMS, INC.
BALANCE SHEETS

Assets

	December 30,	September 30,
	2012	2012
	(Unaudited)

Current assets:
Cash	$740,712	$1,983,715
Accounts receivable, net of allowance for doubtful accounts of $4,000	17,876,293	15,792,557
and $2,000 at December 30, 2012 and September 30, 2012, respectively
Inventories	20,306,457	21,319,408
Prepaid expenses and other	1,774,869	1,976,025
Deferred tax assets	867,384	867,384
Total current assets	41,565,715	41,939,089

Property and equipment, at cost:
Fixtures and equipment	26,541,938	26,436,536
Leasehold improvements	13,304,287	13,210,424
Automotive equipment	90,461	90,461
Property and equipment	39,936,686	39,737,421
Less accumulated depreciation and amortization	(29,575,147)	(28,822,369)
Property and equipment, net	10,361,539	10,915,052

Other non-current assets:
Goodwill	12,188,435	12,188,435
Deferred financing costs, net of accumulated amortization of $574,000
and $560,000 at December 30, 2012 and September 30, 2012, respectively	41,801	55,734
Other	1,180,336	1,216,912
Total other non-current assets	13,410,572	13,461,081

Total assets	$65,337,826	$66,315,222

The accompanying notes are an integral part
of these financial statements.

OVERHILL FARMS, INC.
BALANCE SHEETS (continued)

Liabilities and Stockholders’ Equity

	December 30,	September 30,
	2012	2012
	(Unaudited)
Current liabilities:
Accounts payable	$9,663,368	$10,204,507
Accrued liabilities	3,254,627	4,046,715
Current maturities of long-term debt	6,742,647	6,742,647
Total current liabilities	19,660,642	20,993,869

Long-term accrued liabilities	734,123	709,018
Deferred tax liabilities	560,576	560,576
Total liabilities	20,955,341	22,263,463

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 50,000,000 shares, 4.43 designated as Series A Convertible Preferred Stock, 0 shares
issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares, 16,046,544
shares issued and outstanding at December 30, 2012 and September 30, 2012	160,465	160,465
Additional paid-in capital	11,980,293	11,980,293
Retained earnings	32,241,727	31,911,001
Total stockholders’ equity	44,382,485	44,051,759

Total liabilities and stockholders’ equity	$65,337,826	$66,315,222

The accompanying notes are an integral part
of these financial statements.

OVERHILL FARMS, INC.
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended
	December 30,	January 1,
	2012	2012

Net revenues	$49,879,994	$47,509,710
Cost of sales	46,332,275	42,824,630
Gross profit	3,547,719	4,685,080

Selling, general and administrative expenses	2,971,731	2,814,751

Operating income	575,988	1,870,329

Interest expense:
Interest expense	(48,107)	(69,212)
Amortization of deferred financing costs	(13,933)	(27,158)
Total interest expense	(62,040)	(96,370)

Income before income taxes	513,948	1,773,959

Income taxes	183,222	653,967

Net income and comprehensive income	$330,726	$1,119,992

Net income per share:
Basic	$0.02	$0.07
Diluted	$0.02	$0.07

Weighted-average shares used in computing net income per share:
Basic	16,046,544	15,823,271
Diluted	16,124,750	16,009,380

The accompanying notes are an integral part
of these financial statements.

OVERHILL FARMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended
	December 30,	January 1,
	2012	2012

Operating Activities:
Net income	$330,726	$1,119,992
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	839,283	861,142
Amortization of deferred financing costs	13,933	27,158
Provision for (recovery of) doubtful accounts	1,357	(43,260)
Changes in:
Accounts receivable	(2,085,093)	(902,952)
Inventories	1,012,951	(1,449,109)
Prepaid expenses and other assets	201,155	706,857
Accounts payable	(541,139)	(1,842,033)
Accrued liabilities	(792,089)	(290,827)
Net cash used in operating activities	(1,018,916)	(1,813,032)

Investing Activities:
Additions to property and equipment	(224,087)	(100,137)
Net cash used in investing activities	(224,087)	(100,137)

Net decrease in cash	(1,243,003)	(1,913,169)
Cash at beginning of period	1,983,715	5,470,362
Cash at end of period	$740,712	$3,557,193

Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$67,543

The accompanying notes are an integral part
of these financial statements.

OVERHILL FARMS, INC.
NOTES TO FINANCIAL STATEMENTS
December 30, 2012
(Unaudited)

1.	NATURE OF BUSINESS

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter ended December 30, 2012 are not necessarily indicative of the results that may be expected for the Company’s fiscal year ending September 29, 2013 or for any other period. Certain prior period amounts have been reclassified to conform to the current period presentation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

For further information, refer to the audited financial statements and footnotes included in the Company's most recent annual report on Form 10-K for the fiscal year ended September 30, 2012.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standard Board (“FASB”) issued an update to its authoritative guidance regarding the methods used to test goodwill for impairment. The amendment allows the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test currently required. Under that option, an entity would no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If an entity concludes otherwise, then it must perform the two-step impairment test currently required. The Company adopted this guidance on October 1, 2012 on a prospective basis. The adoption of the standard did not have a material impact on the Company’s financial position or results of operations. The Company evaluates its goodwill for impairment at least annually, which historically is performed as of the fiscal year end date (see Note 10).

In June 2011, the FASB issued authoritative guidance that revised its requirements related to the presentation of comprehensive income. This guidance eliminates the option to present components of other comprehensive income as part of the consolidated statement of equity. It requires presentation of comprehensive income, net income and the components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this guidance on October 1, 2012 and has elected to present comprehensive income in a single continuous statement of comprehensive income. The adoption of the standard did not have an impact on the Company’s financial position or results of operations, as the Company currently has no other comprehensive income activity to report.

4.	INVENTORIES

Inventories are summarized as follows:

	December 30,	September 30,
	2012	2012
	(unaudited)

Raw ingredients	$6,012,579	$6,180,900
Finished product	12,155,397	13,008,871
Packaging	2,138,481	2,129,637
	$20,306,457	$21,319,408

5.	DEBT

Debt is summarized as follows:

	December 30,	September 30,
	2012	2012
	(unaudited)

Bank of America Revolver	$6,742,647	$6,742,647
Less current maturities	(6,742,647)	(6,742,647)
	$-	$-

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

As of December 30, 2012, there was $6.7 million outstanding under the Bank of America facility with an applicable interest rate of approximately 2.0%.  In addition, the Company pays an unused line fee equal to 0.25% per annum.  For the first quarter of fiscal years 2013 and 2012, the Company incurred $48,000 and $69,000, respectively, in interest expense, excluding amortization of deferred financing costs.  As of December 30, 2012, the Company had $23.3 million available to borrow under the Bank of America facility, subject to certain covenant requirements.  The Company’s outstanding obligations under the facility will be due and payable upon maturity in September 2013. The Company intends to refinance the Bank of America facility prior to maturity.

The Bank of America facility contains covenants whereby, among other things, the Company is required to maintain compliance with agreed levels of fixed charge coverage and total leverage.  The facility also contains customary restrictions on incurring indebtedness and liens, making investments and paying dividends.  At December 30, 2012, the Company was in compliance with all covenant requirements of the Bank of America facility.

6.	NET INCOME PER SHARE

The following table sets forth the calculation of earnings per share (“EPS”) for the periods presented:

	Quarter Ended
	(unaudited)
	December 30,	January 1,
	2012	2012
Basic EPS Computation:
Numerator:
Net income	$330,726	$1,119,992
Denominator:
Weighted-average common shares outstanding	16,046,544	15,823,271
Total shares	16,046,544	15,823,271
Basic EPS	$0.02	$0.07

Diluted EPS Computation:
Numerator:
Net income	$330,726	$1,119,992
Denominator:
Weighted-average common shares outstanding	16,046,544	15,823,271
Incremental shares from assumed
exercise of stock options	78,206	186,109
Total shares	16,124,750	16,009,380
Diluted EPS	$0.02	$0.07

7.	INCOME TAXES

The Company accounts for uncertainty in income taxes in accordance with authoritative guidance, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The balance of unrecognized tax benefits was zero as of December 30, 2012 and September 30, 2012.

The Company recognizes interest and penalties as part of income taxes. The total amount of interest and penalties recognized in the statements of comprehensive income was zero for the quarters ended December 30, 2012 and January 1, 2012.

The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions.

The effective tax rates for the first quarter of fiscal years 2013 and 2012 was 35.6% and 36.9%, respectively.

8.	CONTINGENCIES

Legal Proceedings

The Company is involved in certain legal actions and claims arising in the ordinary course of business.  Management believes (based, in part, on advice of legal counsel) that such contingencies, including the matters described below, will be resolved without materially and adversely affecting our financial position, results of operations or cash flows.  We intend to vigorously contest the claims and grievances described below.

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

On June 26, 2012, the court denied the plaintiffs’ motion to certify the case as a class action, and it dismissed the class allegations.  The five remaining plaintiffs can pursue their individual wage claims against the Company, but the court has ruled that they cannot assert those claims on behalf of the class of current and former production employees they sought to represent.  The Company believes it has valid defenses to the plaintiffs’ remaining claims, and that we paid all wages due to these employees.

On September 7, 2012, the plaintiffs filed a notice to appeal the denial of class certification.  The case is stayed while their appeal is pending.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  The Company performs on-going credit evaluations of each customer’s financial condition and generally requires no collateral from its customers.  A bankruptcy or other significant financial deterioration of any customer could impact its future ability to satisfy its receivables with the Company.  Allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions.  The Company charges off uncollectible accounts at the point in time when no recovery is expected.  For the first quarter of fiscal years 2013 and 2012, write-offs, net of recoveries, to the allowance for doubtful accounts were immaterial.

A significant portion of the Company’s total net revenues during the first quarter of fiscal years 2013 and 2012 were derived from three customers as described below:

Net Revenues
(unaudited)
	December 30,	January 1,
Customer	2012	2012
Panda Restaurant Group, Inc.	35%	24%
Jenny Craig, Inc.	17%	24%
Safeway Inc.	13%	15%

A significant portion of the Company’s total receivables were derived from four customers as described below:

Receivables
	December 30,	September 30,
Customer	2012	2012
	(unaudited)
Panda Restaurant Group, Inc. (through its distributors)	36%	36%
Bellisio Foods, Inc. (for various third party customers)	23%	21%
Jenny Craig, Inc.	10%	14%
Safeway Inc.	10%	10%

9.	RELATED PARTY TRANSACTIONS

In February 2004, the Company engaged Alexander Auerbach & Co., Inc. (“AAPR”) to provide the Company with public relations and marketing services.  AAPR provides public relations, media relations and communications marketing services to support the Company’s sales activities.  Alexander Auerbach, who is a director and stockholder of the Company, is a stockholder, director and officer of AAPR.  Fees paid to AAPR for services rendered under this engagement during the first quarter of fiscal years 2013 and 2012 were $27,000 and $15,000, respectively.

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

The carrying amount of the Company’s financial instruments, which are not marked to fair value at each reportable date and principally include trade receivables and accounts payable, approximate fair value due to the relatively short maturity of such instruments.  Additionally, as of December 30, 2012, the carrying value of debt was not materially different from fair value, as the interest rates on the variable rate debt approximated rates currently available to the Company.

Long-lived assets, such as property, plant, and equipment, and purchased intangibles that are subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The recoverability of assets that are to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by such asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of such asset exceeds its fair value.  The fair value calculation requires management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in the future cash flows.  The estimated cash flows used for this nonrecurring fair value measurement is considered a Level 3 input as defined above. The Company recorded no impairment charges related to long-lived assets during the first quarter of fiscal years 2013 and 2012.

Goodwill is evaluated annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines its fair value and compares it to its carrying amount. The Company determines the fair value using a discounted cash flow analysis, which requires unobservable inputs (Level 3 as defined above). These inputs include selection of an appropriate discount rate and the amount and timing of expected future cash flows. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting units' goodwill and other intangibles over the implied fair value. If the Company does not first perform the optional qualitative assessment in accordance with current guidance, or otherwise concludes that it is more likely than not that its fair value is less than its carrying amount based on that qualitative assessment, then it must perform the two-step impairment test discussed above. The Company recorded no impairment charges related to goodwill during the first quarter of fiscal years 2013 and 2012. The Company has no indefinite-lived intangible assets other than goodwill.

11. COLLABORATIVE ARRANGEMENT

On November 4, 2010, the Company entered into an exclusive license agreement with Boston Market Corporation (“Boston Market”), whereby the Company has the right to manufacture, sell and distribute Boston Market frozen food products.  The license agreement was effective July 1, 2011.  The then existing Boston Market business was predominately located in the Eastern half of the United States. The Company’s initial plan was to develop an internal sales and administrative staff to handle the Boston Market business. Based on a previous relationship with Bellisio Foods, Inc. (“Bellisio”), the Company held discussions and determined that initially the most cost-effective way to maintain distributions to existing Boston Market accounts was to enter into a Co-Manufacturing, Sales, and Distribution Agreement with Bellisio.  Bellisio operates a manufacturing and storage facility in Ohio, and has an existing sales force in place to manage consumer brands, and currently sells into approximately 25,000 retail locations.

The initial term of the agreement was two years, commencing on July 1, 2011, and was subsequently extended through August 31, 2013 (two additional months).  The agreement automatically renews for one year periods, unless either party provides a six month notice of termination date prior to the renewal period.  The Company continues to evaluate the overall cost-effectiveness of its agreement with Bellisio and to consider other viable alternatives for the future.

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

The Company and Bellisio shared equally in the first $2 million of aggregate profits from the co-manufactured products, with the percentage shifting to 60% to the Company and 40% to Bellisio for profits in excess of $2 million. Profits will be calculated after deducting from gross revenues: pre-established labor, material overhead costs relating to manufacturing of the products, all pre-approved sales and promotion expenses including a fixed sales and administrative fee charged by Bellisio as a percentage of sales; pre-negotiated warehouse charges; actual freight costs; interest expense on working capital; and any legitimate invoice deduction from retailers for spoilage, cash discounts, if any, or defective products.  The Company has elected to recognize any settlements of profit or loss from this arrangement as net revenue in the statement of comprehensive income.

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

The following tables illustrate the Company’s portion of the statement of comprehensive income, classification and activities attributable to transactions arising from the agreement for each period presented:

	For the Quarter Ended (unaudited)
	December 30, 2012	January 1, 2012

Net Revenues	$8,806,654	$6,421,159

Cost of Sales	7,439,403	5,943,092

Gross Profit	1,367,251	478,067

Selling, general and administrative expenses	1,019,572	638,555

Net income (loss)	$347,679	$(160,488)

In addition to the expenses noted above, during the first quarter of fiscal years 2013 and 2012, the Company incurred costs related to managing the Boston Market brand of $26,000 and $59,000, respectively.

12.	SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through the issuance date of these financial statements, and concluded no subsequent events occurred that require recognition or disclosure.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our financial statements and notes to financial statements included elsewhere in this report. This report, and our financial statements and notes to our financial statements, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies.  Forward-looking statements are based on current expectations or beliefs.  For this purpose, statements of historical fact may be deemed to be forward-looking statements.  Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as  “continue,” “efforts,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “forecasts,” “strategy,” “will,” “may,” “goal,” “target,” “prospects,” “optimistic,” “confident” or similar expressions.  In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), on-going business strategies or prospects, and possible future company actions, which may be provided by management, are also forward-looking statements.  We caution that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others:

•	the effects of the economy on our business;

•
market conditions that may affect the costs and/or availability of raw materials, fuels, energy, logistics and labor as well as the market for our products, including our customers’ ability to pay and consumer demand;

•	the impact of rising fuel pricing and surcharges;

•	the impact of competitive product and pricing;

•	loss of key customers due to competitive environment or production being self-manufactured by customers with such capabilities;

•	ability to refinance our current Bank of America facility (which matures in September 2013), and the rising costs of credit that may be associated with new borrowings;

•	commodity prices and fulfillment by suppliers of existing raw materials contracts;

•	changes in our business environment, including actions of competitors and changes in customer preferences, as well as disruptions to our customers’ businesses;

•	changes in governmental laws and regulations, including those concerning the food industry, healthcare and income taxes;

•	change in control or other significant changes in ownership;

•	financial viability and resulting effect on revenues and collectability of accounts receivable of our customers during the on-going economic uncertainty and any future deep recessionary periods;

•	ability to remain in compliance with the requirements of the Bank of America facility;

•	natural disasters that can impact, among other things, costs of fuel and raw materials;

•	seasonality in the retail category;

•	the occurrence of acts of terrorism or acts of war;

•	voluntary or government-mandated food recalls;

•	effects of legal proceedings or labor disputes in which we are or may become involved from time to time; and

•
other factors discussed in this report and other reports we file with the Securities and Exchange Commission (“Commission”), including those described in Item 1A of Part I of our annual report on Form 10-K for the fiscal year ended September 30, 2012 and any updates to that report.

We do not undertake to update, revise or correct any forward-looking statements, except as otherwise required by law.

Overview

We are a value-added manufacturer of high quality, prepared frozen food products for branded retail, private label and foodservice customers.  Our product line includes entrées, plated meals, bulk-packed meal components, pastas, soups, sauces, poultry, meat and fish specialties, and organic and vegetarian offerings.  Our extensive research and development efforts, combined with our extensive catalogue of recipes and flexible manufacturing capabilities, provide customers with a one-stop solution for new product ideas, formulations and product manufacturing, as well as precise replication of existing recipes.  Our capabilities allow customers to outsource product development, product manufacturing and packaging, thereby avoiding significant fixed-cost and variable investments in resources and equipment.  Our customers include prominent nationally recognized names such as Panda Restaurant Group, Inc. (“Panda Restaurant Group”), Jenny Craig, Inc., Safeway Inc., Target Corporation, Pinnacle Foods Group LLC, and American Airlines, Inc. We also sell frozen foods under the Boston Market brand, under exclusive license with Boston Market.

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

Despite the ongoing challenges of high commodity and freight costs, inconsistent consumer demand, and an extremely competitive frozen food marketplace, we remained profitable and improved net revenues for our first quarter of fiscal year 2013 which ended December 30, 2012 compared to our first quarter of fiscal year 2012.  We expect revenues to remain strong for fiscal year 2013, particularly as we anticipate expanded distribution of our Boston Market products and steady-to-increased revenue from our foodservice business.

The challenge for us remains to move gross margins back towards historic levels.  After thorough review, we have launched or are about to implement a number of measures to improve profitability, including the following:

•	Boston Market profit improvement – In January 2013, we implemented a revised promotion and product strategy that we believe could significantly improve our share of the Boston Market brand profits.

•
Production facility improvement – We have approved a number of relatively low-cost, short-payback improvements for both of our plants.  We expect these improvements to increase production throughput, reduce labor costs, and increase line capacities. The first of these modifications is expected to become operative in our third quarter of fiscal year 2013.

•
Selective price increases – While we continue to operate in an extremely competitive marketplace, as part of contract negotiations, to the extent feasible we are negotiating for in-line price increases, especially for meals containing ingredients that have been prone to significant price increases.

•
Product/line substitutions – Over the last year we have been working with key customers to revamp lines or products that are not profitable or have not met our sales expectations.  We have received final approval from one of these customers for a significant line refresh that is scheduled to begin production in April 2013.

•
Commodity cost reduction – We continue to re-bid key packaging and ingredient prices in an effort to reduce our costs.  We have been successful in re-negotiating corrugated carton and plate costs, and in finding alternative suppliers to provide lower cost and equal quality products, especially in the protein area.  We expect our review and implementation of potential commodity cost reduction to be an ongoing process. Additionally, we are exploring a number of “make or buy” opportunities to determine if there are cost savings by outsourcing ingredients we currently make, or conversely, if there are ingredients we should make that we currently buy.

•
Review of Co-Manufacturing, Sales and Distribution agreement – As our agreement with Bellisio nears the end of its term (on August 31, 2013), we are in the process of evaluating our future direction for this important part of our business.

While there is no assurance that any of these efforts will be successful, we believe that focusing on these strategic objectives will help increase our profits.

We continue to explore other means to reduce costs while at the same time seeking new business opportunities to maximize our available resources and capacity.

Net revenues of $49.9 million for the first quarter of fiscal year 2013 reflected an increase of $2.4 million or 5.1% compared to the first quarter of fiscal year 2012. The foodservice category increased $5.0 million or 33.3% due primarily to increased sales to the Panda Restaurant Group. The retail category decreased $2.7 million due primarily to reduced sales to Jenny Craig, Inc. and Safeway Inc., of $3.4 million and $1.0 million, respectively. The decreases were partially offset by increased sales of our portion of Boston Market products (sold to numerous retail accounts, including some major national chains) of $2.6 million. We continue to be optimistic and anticipate further growth in net revenues as we continue to improve sales of the Boston Market brand products, increase foodservice sales, implement new initiatives and benefit from any improvement in the economy.

Gross profit was $3.5 million for the first quarter of fiscal year 2013, compared to $4.7 million for the first quarter of fiscal year 2012.  Gross margin (gross profit as a percentage of net revenues) decreased to 7.1% for the first quarter of fiscal year 2013, from 9.9% for the first quarter of fiscal year 2012. Decreases in gross profit dollars and margin were due largely to a shift in product mix, less favorable commodity prices, and increased freight and storage expense of $261,000 due primarily to shipments for Boston Market products in the first quarter of fiscal year 2013.  We anticipate continued increased freight and storage expenses as sales volumes for Boston Market products increase and if fuel prices remain at their current levels or increase.

Operating income for the first quarter of fiscal year 2013 was $576,000 (1.2% of net revenues), down $1.3 million compared to operating income of $1.9 million (4.0% of net revenues) for the first quarter of fiscal year 2012, due primarily to lower gross margin as noted above and marginally higher selling, general and administrative (“SG&A”) expenses.  SG&A increased $157,000 to $3.0 million (6.0% of net revenues) for the first quarter of fiscal year 2013, from $2.8 million (5.9% of net revenues) for the first quarter of fiscal year 2012, primarily due to higher brokerage, royalty and marketing expenses of $183,000, $83,000 and $47,000, respectively, offset by a decrease of $180,000 in legal expense due to the successful resolution of several litigation matters during calendar year 2012. We expect SG&A expenses to remain at or near the current percentage of net revenues as we increase Boston Market brand sales and incur additional brokerage, selling and royalty expenses.

Net income for the first quarter of fiscal year 2013 was $331,000 (0.7% of net revenues), compared to net income of $1.1 million (2.3% of net revenues) for the first quarter of fiscal year 2012, due to lower operating income partially offset by a decrease in income tax expense.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  See Note 2 to the financial statements contained in our annual report on Form 10-K for the year ended September 30, 2012 for a summary of our significant accounting policies.  Management believes the following critical accounting policies are related to our more significant estimates and assumptions used in the preparation of our financial statements.

Accounts Receivable.  We perform on-going credit evaluations of each customer’s financial condition and generally require no collateral from our customers.  A bankruptcy or other significant financial deterioration of any customer could impact its future ability to satisfy its receivables with us.  Our allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions. We charge off uncollectible accounts at the point in time when no recovery is expected. Bad debt expense and accounts receivable write-offs, net of recoveries, historically have been relatively small, as we generally transact the substantial portion of our business with large, established food or service related businesses.  For the first quarter in fiscal years 2013 and 2012, write-offs, net of recoveries, to the allowance for doubtful accounts were minimal.

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

We assess property and equipment for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. We recorded no impairment charges related to long-lived assets during the first quarter of fiscal years 2013 and 2012.

Expenditures for maintenance and repairs are charged to expense as incurred.  The cost of materials purchased and labor expended in betterments and major renewals are capitalized.  Costs and related accumulated depreciation of properties sold or otherwise retired are eliminated from the accounts, and gains or losses on disposals are included in operating income.

Goodwill.  We evaluate goodwill at least annually for impairment.  We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data.  As of December 30, 2012, we had goodwill of $12.2 million.  A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment. We recorded no impairment charges related to goodwill during the first quarter of fiscal years 2013 and 2012.

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

We account for uncertainty in income taxes based on a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The balance of unrecognized tax benefits was zero as of December 30, 2012 and September 30, 2012.

We recognize interest and penalties as part of income taxes.  No interest and penalties were recognized in the statements of comprehensive income for the first quarter of fiscal years 2013 and 2012.

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

Recent Accounting Pronouncements

Recent accounting pronouncements are included in Note 3 “Recent Account Pronouncements” to the financial statements in Part I, Item 1 of this report.

Results of Operations

While we operate as a single business unit, manufacturing various products on common production lines, revenues from similar customers are grouped into the following natural categories: retail and foodservice.

Quarter Ended December 30, 2012 Compared to Quarter Ended January 1, 2012

The quarters ended December 30, 2012 and January 1, 2012 were both 13-week periods.

Net Revenues.  Net revenues for the first quarter of fiscal year 2013 increased $2.4 million (5.1%) to $49.9 million from $47.5 million for the first quarter of fiscal year 2012 due to higher sales volume in our foodservice category partially offset by decreases in retail net revenues.

Retail net revenues decreased $2.7 million (8.3%) to $29.9 million for the first quarter of fiscal year 2013 from $32.6 million for the first quarter of fiscal year 2012.  The decrease in retail net revenues was primarily due to reduced sales to Jenny Craig, Inc., Safeway Inc. and other retail accounts, of $3.4 million, $1.0 million and $900,000, respectively. The decreases were partially offset by increased sales of our portion of Boston Market products (sold to numerous retail accounts, including some major national chains) of $2.6 million.

Foodservice net revenues increased $5.0 million (33.3%) to $20.0 million for the first quarter of fiscal year 2013 from $15.0 million for the first quarter of fiscal year 2012 due primarily to increased sales volume to Panda Restaurant Group of $6.4 million, offset by decreased airline and other (non-Panda) foodservice customer net revenues of $627,000 and $773,000, respectively. We continue to increase our sales efforts in this category and believe that foodservice represents a significant opportunity for us in fiscal 2013 and beyond, through increased sales to a major existing account and new initiatives.

Gross Profit. Gross profit for the first quarter of fiscal year 2013 decreased by $1.2 million (25.5%) to $3.5 million from $4.7 million for the first quarter of fiscal year 2012.  Gross margin decreased to 7.1% of net sales for the first quarter of fiscal year 2013 from 9.9% for the first quarter of fiscal year 2012. Decreases in gross profit dollars and margin were due largely to a shift in product mix, less favorable commodity prices, and increased freight and storage expense of $261,000 due primarily to shipments for Boston Market products in the first quarter of fiscal year 2013. We anticipate continued increased freight and storage expenses as sales volumes for Boston Market products increase and if fuel prices remain at their current levels or increase.

Selling, General and Administrative Expenses.  SG&A expenses increased $157,000 (5.6%) to $3.0 million (6.0% of net revenues) for the first quarter of fiscal year 2013 from $2.8 million (5.9% of net revenues) for the first quarter of fiscal year 2012. SG&A expenses increased primarily due to higher brokerage, royalty and marketing expenses of $183,000, $83,000 and $47,000, respectively, offset by a decrease of $180,000 in legal expense due to the successful resolution of several litigation matters during calendar year 2012. We expect SG&A expenses to remain at or near the current percentage of net revenues as we increase Boston Market brand sales and incur additional brokerage, selling and royalty expenses.

Operating Income.  Operating income decreased $1.3 million to $576,000 (1.2% of net revenues) for the first quarter of fiscal year 2013 from $1.9 million (4.0% of net revenues) for the first quarter of fiscal year 2012.  The decrease in operating income was the result of lower gross margin and marginally higher SG&A expenses as noted above.

Total Interest Expense.  Total interest expense for the first quarter of fiscal year 2013 was $62,000, compared to $96,000 for the first quarter of fiscal year 2012, as a result of a lower outstanding principal balance under our Bank of America facility during the period.

Income Taxes. Income tax expense was $183,000 for the first quarter of fiscal year 2013, compared to $654,000 for the first quarter of fiscal year 2012.  The difference was a result of income before income taxes decreasing $1.3 million to $514,000 for the first quarter of fiscal year 2013 from $1.8 million for the first quarter of fiscal year 2012.  The effective tax rate was 35.6% for the first quarter of fiscal year 2013 compared to an effective tax rate of 36.9% for the first quarter of fiscal year 2012.

Net Income. Net income for the first quarter of fiscal year 2013 was $331,000 or $0.02 per basic and diluted share, compared to net income of $1.1 million, or $0.07 per basic and diluted share, for the first quarter of fiscal year 2012.

Liquidity and Capital Resources

During the first quarter of fiscal year 2013 our operating activities used cash of $1.0 million compared to cash used of $1.8 million during the first quarter of fiscal year 2012.  Cash generated from operations before working capital changes for the first quarter of fiscal year 2013 was $1.2 million.  Cash used by changes in working capital was $2.2 million during the first quarter of fiscal year 2013 and resulted from decreases in accounts payable and accrued liabilities of $541,000 and $792,000, respectively, along with an increase in accounts receivable of $2.1 million.  This was partially offset by cash provided by decreases in inventory and prepaid expenses and other assets of $1.0 million and $201,000, respectively. As of December 30, 2012, we had working capital of $21.9 million compared to working capital of $20.9 million at fiscal year end 2012.  The increase in working capital was due primarily to the decreases in accounts payable and accrued liabilities and the increase in accounts receivable.  We were able to fund our operations in the first quarter of fiscal year 2013 internally without increasing our external debt.

During the first quarter of fiscal year 2013, our investing activities, consisting of capital expenditures, resulted in a use of cash of $224,000 compared to cash used for capital expenditures of $100,000 during the first quarter of fiscal year 2012.  The property and equipment additions were made to accommodate and generate additional business opportunities, meet anticipated growth and improve operating efficiency.

During the first quarter of fiscal years 2013 and 2012, we had no financing activities.

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

As of December 30, 2012, there was $6.7 million outstanding under the Bank of America facility with an applicable interest rate of approximately 2.0%.  In addition, we pay an unused line fee equal to 0.25% per annum.  For the first quarter of fiscal years 2013 and 2012, we incurred $48,000 and $69,000, respectively, in interest expense, excluding amortization of deferred financing costs.  As of December 30, 2012, we had $23.3 million available to borrow under the credit facility, subject to certain covenant requirements.  Our outstanding obligations under the facility will be due and payable upon maturity in September 2013.  We intend to refinance the Bank of America facility prior to maturity.

The Bank of America facility contains covenants whereby, among other things, we are required to maintain compliance with agreed levels of fixed charge coverage and total leverage.  The facility also contains customary restrictions on incurring indebtedness and liens, making investments and paying dividends.

At December 30, 2012, we were in compliance with all covenant requirements of the Bank of America facility.  Going forward, if we are unable to maintain compliance with the covenant requirements due to the deterioration of economic conditions, it could result in interest rate increases and acceleration of maturity of the loan, which could adversely affect our financial condition, results of operations or cash flows.

   We believe that our cash on-hand, financial positions and the funds available to us from operations and existing capital resources will be adequate for our capital requirements and future growth initiatives, including the expansion of the Boston Market products, for at least the next twelve months. Our existing capital resources include the Bank of America facility, which we intend to refinance prior to the September 2013 maturity date. Further, if necessary, we believe we can secure additional financing with Bank of America or other lenders to supplement our capital needs.

Contractual Obligations

Following is a summary of our contractual obligations at December 30, 2012:

	Payments Due By Period
CONTRACTUAL OBLIGATIONS	Total	Remainder of Fiscal Year 2013	2-3 Years	4-5 Years	More than 5 Years

Debt maturities	$6,742,647	$6,742,647	$-	$-	$-
Interest Expense(1)	141,138	141,138	-	-	-
Operating lease obligations(2)	5,644,523	1,888,993	2,612,596	1,142,934	-
Other Contractual obligations	1,060,432	397,662	662,770	-	-
Open purchase orders	7,596,165	7,596,165	-	-	-
Total contractual obligations	$21,184,905	$16,766,605	$3,275,366	$1,142,934	$-
________
(1) Assumes only mandatory principal pay-down and the use of LIBOR as of December 30, 2012 on the Bank of America debt.
(2) Includes real estate leases.

The above table outlines our contractual obligations as of December 30, 2012 and does not reflect the changes in such obligations that occurred after that date. There have been no material changes to our contractual obligations as of the date of this report.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 30, 2012, that the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended December 30, 2012, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings are included in Note 8 “Contingencies – Legal Proceedings” to the financial statements contained in Part I, Item 1 of this report.

Item 6.	Exhibits

Exhibit Number	Description

31.1**	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INSw	XBRL Instance Document
101.SCHw	XBRL Taxonomy Extension Schema Document
101.CALw	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEFw	XBRL Taxonomy Extension Definition Linkbase Document
101.LABw	XBRL Taxonomy Extension Label Linkbase Document
101.PREw	XBRL Taxonomy Extension Presentation Linkbase Document

** w

Filed herewith.

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

OVERHILL FARMS, INC.
(Registrant)

Date: February 13, 2013	By:	/s/ James Rudis
James Rudis
Chief Executive Officer
(principal executive officer)

Date: February 13, 2013	By:	/s/ Robert C. Bruning
Robert C. Bruning
Chief Financial Officer
(principal financial officer)