Form 10-Q
period 2013-03-31
OVERHILL FARMS INC
filed 2013-05-15
CIK 1101020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 15, 2013, there were 16,046,544 shares of the issuer’s common stock, $.01 par value, outstanding.

OVERHILL FARMS, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

OVERHILL FARMS, INC.
BALANCE SHEETS

Assets

	March 31, 2013	September 30, 2012
	(Unaudited)

Current assets:
Cash	$3,045,819	$1,983,715
Accounts receivable, net of allowance for doubtful accounts of $3,000and $2,000 at March 31, 2013 and September 30, 2012, respectively	16,592,908	15,792,557
Inventories	19,282,990	21,319,408
Prepaid expenses and other	1,989,237	1,976,025
Deferred tax assets	867,384	867,384
Total current assets	41,778,338	41,939,089

Property and equipment, at cost:
Fixtures and equipment	27,831,715	26,436,536
Leasehold improvements	12,673,109	13,210,424
Automotive equipment	90,461	90,461
Property and equipment	40,595,285	39,737,421
Less accumulated depreciation and amortization	(30,339,278)	(28,822,369)
Property and equipment, net	10,256,007	10,915,052

Other non-current assets:
Goodwill	12,188,435	12,188,435
Deferred financing costs, net of accumulated amortization of $588,000 and $560,000 at March 31, 2013 and September 30, 2012, respectively	27,867	55,734
Other	1,143,758	1,216,912
Total other non-current assets	13,360,060	13,461,081

Total assets	$65,394,405	$66,315,222

The accompanying notes are an integral part
of these financial statements.

OVERHILL FARMS, INC.
BALANCE SHEETS (continued)

Liabilities and Stockholders’ Equity

	March 31,	September 30,
	2013	2012
	(Unaudited)
Current liabilities:
Accounts payable	$8,454,541	$10,204,507
Accrued liabilities	3,978,265	4,046,715
Current maturities of long-term debt	6,742,647	6,742,647
Total current liabilities	19,175,453	20,993,869

Long-term accrued liabilities	760,117	709,018
Deferred tax liabilities	560,576	560,576
Total liabilities	20,496,146	22,263,463

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 50,000,000 shares, 4.43 designated as Series A Convertible Preferred Stock, 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares, 16,046,544
shares issued and outstanding at March 31, 2013 and September 30, 2012	160,465	160,465
Additional paid-in capital	11,980,293	11,980,293
Retained earnings	32,757,501	31,911,001
Total stockholders’ equity	44,898,259	44,051,759

Total liabilities and stockholders’ equity	$65,394,405	$66,315,222

The accompanying notes are an integral part
of these financial statements.

OVERHILL FARMS, INC.
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended
	March 31,	April 1,
	2013	2012

Net revenues	$47,590,295	$50,201,781
Cost of sales	42,749,502	45,498,635
Gross profit	4,840,793	4,703,146

Selling, general and administrative expenses	3,977,367	3,081,145

Operating income	863,426	1,622,001

Interest expense:
Interest expense	(47,980)	(64,230)
Amortization of deferred financing costs	(13,933)	(13,554)
Total interest expense	(61,913)	(77,784)

Income before income taxes	801,513	1,544,217

Income taxes	285,740	569,816

Net income and comprehensive income	$515,773	$974,401

Net income per share:
Basic	$0.03	$0.06
Diluted	$0.03	$0.06

Weighted-average shares used in computing net income per share:
Basic	16,046,544	15,823,271
Diluted	16,123,164	16,023,073

The accompanying notes are an integral part
of these financial statements.

OVERHILL FARMS, INC.
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Six Months Ended
	March 31,	April 1,
	2013	2012

Net revenues	$97,470,289	$97,711,491
Cost of sales	89,081,775	88,323,265
Gross profit	8,388,514	9,388,226

Selling, general and administrative expenses	6,949,098	5,895,896

Operating income	1,439,416	3,492,330

Interest expense:
Interest expense	(96,087)	(133,442)
Amortization of deferred financing costs	(27,867)	(40,712)
Total interest expense	(123,954)	(174,154)

Income before income taxes	1,315,462	3,318,176

Income taxes	468,962	1,223,783

Net income and comprehensive income	$846,500	$2,094,393

Net income per share:
Basic	$0.05	$0.13
Diluted	$0.05	$0.13

Shares used in computing net income per share:
Basic	16,046,544	15,823,271
Diluted	16,123,957	16,016,226

The accompanying notes are an integral part
of these financial statements.

OVERHILL FARMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	March 31,	April 1,
	2013	2012

Operating Activities:
Net income	$846,500	$2,094,393
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,678,989	1,719,275
Amortization of deferred financing costs	27,867	43,296
Provision for (recovery of) doubtful accounts	262	(42,465)
Changes in:
Accounts receivable	(800,614)	(3,943,248)
Inventories	2,036,418	(1,237,343)
Prepaid expenses and other assets	(13,212)	226,448
Accounts payable	(1,749,966)	(399,964)
Accrued liabilities	(68,450)	447,438
Net cash provided by (used in) operating activities	1,957,794	(1,092,170)

Investing Activities:
Additions to property and equipment	(895,690)	(246,902)
Net cash used in investing activities	(895,690)	(246,902)

Financing Activities:
Principal payments on long-term debt	-	(2,530,000)
Net cash used in financing activities	-	(2,530,000)

Net increase (decrease) in cash	1,062,104	(3,869,072)
Cash at beginning of period	1,983,715	5,470,362
Cash at end of period	$3,045,819	$1,601,290

Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$48,621	$133,254
Income taxes	$-	$625,000

The accompanying notes are an integral part
of these financial statements.

OVERHILL FARMS, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2013
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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the Company’s fiscal year ending September 29, 2013 or for any other period. Certain prior period amounts have been reclassified to conform to the current period presentation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

The Company’s fiscal year utilizes a 52- to 53- week accounting period, which ends on the last Sunday of September in each fiscal year if September 30 does not fall on a Saturday, or October 1 if September 30 falls on a Saturday.  The three and six months ended March 31, 2013 and April 1, 2012 were both 13 and 26-week periods, respectively.

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

In February 2013, the FASB issued authoritative guidance for reporting amounts reclassified out of accumulated other comprehensive income (“AOCI”).   The Company adopted this guidance prospectively on January 1, 2013.  The adoption of the standard did not have an impact on the Company’s financial position or results of operations, as the Company currently has no other comprehensive income activity to report.

4.	INVENTORIES

Inventories are summarized as follows:

	March 31, 2013	September 30, 2012
	(unaudited)
Raw ingredients	$6,925,232	$6,180,900
Finished product	10,287,544	13,008,871
Packaging	2,070,214	2,129,637
	$19,282,990	$21,319,408

5.	DEBT

Debt is summarized as follows:

	March 31,	September 30,
	2013	2012
	(unaudited)
Bank of America Revolver	$6,742,647	$6,742,647
Less current maturities	(6,742,647)	(6,742,647)
	$-	$-

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

As of March 31, 2013, there was $6.7 million outstanding under the Bank of America facility with an applicable interest rate of approximately 2.0%.  In addition, the Company pays an unused line fee equal to 0.25% per annum.  For the first half of fiscal years 2013 and 2012, the Company incurred $96,000 and $133,000, respectively, in interest expense, excluding amortization of deferred financing costs.  As of March 31, 2013, the Company had $23.3 million available to borrow under the Bank of America facility, subject to certain covenant requirements.  The Company’s outstanding obligations under the facility will be due and payable upon maturity in September 2013. The Company intends to refinance the Bank of America facility prior to maturity.

The Bank of America facility contains covenants whereby, among other things, the Company is required to maintain compliance with agreed levels of fixed charge coverage and total leverage.  The facility also contains customary restrictions on incurring indebtedness and liens, making investments and paying dividends.  At March 31, 2013, the Company was in compliance with all covenant requirements of the Bank of America facility.

6.	NET INCOME PER SHARE

The following table sets forth the calculation of earnings per share (“EPS”) for the periods presented:

	Quarter Ended
	(unaudited)
	March 31,	April 1,
	2013	2012
Basic EPS Computation:
Numerator:
Net income	$515,773	$974,401
Denominator:
Weighted-average common shares outstanding	16,046,544	15,823,271
Total shares	16,046,544	15,823,271
Basic EPS	$0.03	$0.06

Diluted EPS Computation:
Numerator:
Net income	$515,773	$974,401
Denominator:
Weighted-average common shares outstanding	16,046,544	15,823,271
Incremental shares from assumed exercise of stock options	76,620	199,802
Total shares	16,123,164	16,023,073
Diluted EPS	$0.03	$0.06

	Six Months Ended
	(unaudited)
	March 31,	April 1,
	2013	2012
Basic EPS Computation:
Numerator:
Net income	$846,500	$2,094,393
Denominator:
Weighted average common shares outstanding	16,046,544	15,823,271
Total shares	16,046,544	15,823,271
Basic EPS	$0.05	$0.13

Diluted EPS Computation:
Numerator:
Net income	$846,500	$2,094,393
Denominator:
Weighted average common shares outstanding	16,046,544	15,823,271
Incremental shares from assumed exercise of stock options	77,413	192,955
Total shares	16,123,957	16,016,226
Diluted EPS	$0.05	$0.13

7.	INCOME TAXES

The Company accounts for any uncertainty in income taxes based on a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The balance of unrecognized tax benefits was zero as of March 31, 2013 and September 30, 2012.

The Company recognizes interest and penalties, if any, as part of income taxes. The total amount of interest and penalties recognized in the statements of comprehensive income was zero for the quarters and six months ended March 31, 2013 and April 1, 2012.

The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions.

The effective tax rates were 35.6% and 36.9% for the first six months of fiscal years 2013 and 2012, respectively.

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

Concentrations of Credit Risk

Cash used primarily for working capital purposes is maintained in two accounts with a major financial institution. The account balances as of March 31, 2013 exceeded the Federal Deposit Insurance Corporation insurance limits.  If the financial banking markets experience disruption, the Company may need to temporarily rely on other forms of liquidity, including borrowing under its credit facility.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  The Company performs on-going credit evaluations of each customer’s financial condition and generally requires no collateral from its customers.  A bankruptcy or other significant financial deterioration of any customer could impact its future ability to satisfy its receivables with the Company.  Allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions.  For the first six months of fiscal years 2013 and 2012, write-offs, net of recoveries, to the allowance for doubtful accounts were immaterial.

A significant portion of the Company’s total net revenues during the first six months of fiscal years 2013 and 2012 were derived from three customers, as described below:

Net Revenues
(unaudited)
	March 31,	April 1,
Customer	2013	2012
Panda Restaurant Group, Inc.	31%	27%
Jenny Craig, Inc.	17%	22%
Safeway Inc.	14%	16%

A significant portion of the Company’s total receivables were derived from four customers as described below:

Receivables
	March 31,	September 30,
Customer	2013	2012
	(unaudited)
Bellisio Foods, Inc. (for various third party customers)	29%	21%
Panda Restaurant Group, Inc. (through its distributors)	23%	36%
Safeway Inc.	14%	10%
Jenny Craig, Inc.	12%	14%

9.	RELATED PARTY TRANSACTIONS

In February 2004, the Company engaged Alexander Auerbach & Co., Inc. (“AAPR”) to provide the Company with public relations and marketing services.  AAPR provides public relations, media relations and communications marketing services to support the Company’s sales activities.  Alexander Auerbach, who is a director and stockholder of the Company, is a stockholder, director and officer of AAPR.  Fees paid to AAPR for services rendered under this engagement during the first six months of fiscal years 2013 and 2012 were $41,000 and $28,000, respectively.

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

The carrying amount of the Company’s financial instruments, which are not marked to fair value at each reportable date and principally include trade receivables and accounts payable, approximate fair value due to the relatively short maturity of such instruments.  Additionally, as of March 31, 2013, the carrying value of debt was not materially different from fair value, as the interest rates on the variable rate debt approximated rates currently available to the Company.

Long-lived assets, such as property, plant, and equipment, and purchased intangibles that are subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The recoverability of assets that are to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by such asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of such asset exceeds its fair value.  The fair value calculation requires management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in the future cash flows.  The estimated cash flows used for this nonrecurring fair value measurement is considered a Level 3 input as defined above. The Company recorded no impairment charges related to long-lived assets during the first six months of fiscal years 2013 and 2012.

Goodwill is evaluated annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines its fair value and compares it to its carrying amount. The Company determines the fair value using a discounted cash flow analysis, which requires unobservable inputs (Level 3 as defined above). These inputs include selection of an appropriate discount rate and the amount and timing of expected future cash flows. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting units' goodwill and other intangibles over the implied fair value. If the Company does not first perform the optional qualitative assessment in accordance with current guidance, or otherwise concludes that it is more likely than not that its fair value is less than its carrying amount based on that qualitative assessment, then it must perform the two-step impairment test discussed above. The Company recorded no impairment charges related to goodwill during the first six months of fiscal years 2013 and 2012. The Company has no indefinite-lived intangible assets other than goodwill.

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

The initial term of the agreement was two years, commencing on July 1, 2011, and was subsequently extended through November 30, 2013.  The agreement automatically renews for one year periods, unless either party provides a six month notice of termination date prior to the renewal period.  The Company continues to evaluate the overall cost-effectiveness of its agreement with Bellisio and to consider other viable alternatives for the future.

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

The Company and Bellisio shared equally in the first $2 million of aggregate profits from the co-manufactured products, with the percentage shifting to 60% to the Company and 40% to Bellisio for profits in excess of $2 million. Profits are calculated after deducting from gross revenues: pre-established labor, material and overhead costs relating to manufacturing of the products, all pre-approved sales and promotion expenses including a fixed sales and administrative fee charged by Bellisio as a percentage of sales; pre-negotiated warehouse charges; actual freight costs; interest expense on working capital; and any legitimate invoice deduction from retailers for spoilage, cash discounts, if any, or defective products.  The Company has elected to recognize any settlements of profit or loss from this arrangement as net revenue in the statement of comprehensive income.

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

The following tables illustrate the Company’s portion of the statement of comprehensive income, classification and activities attributable to transactions arising from the agreement for each period presented:

	For the Quarter Ended
	(unaudited)
	March 31, 2013	April 1, 2012

Net Revenues	$11,713,867	$8,745,332
Cost of Sales	9,907,749	7,758,297
Gross Profit	1,806,118	987,035
Selling, general and administrative expenses	1,396,928	856,572
Net income	$409,190	$130,463

In addition to the expenses noted above, during the second quarter of fiscal years 2013 and 2012, the Company incurred costs related to managing the Boston Market brand of $54,000 and $43,000, respectively.

	For the Six Months Ended
	(unaudited)
	March 31, 2013	April 1, 2012

Net Revenues	$20,520,522	$15,166,491
Cost of Sales	17,347,151	13,701,389
Gross Profit	3,173,371	1,465,102
Selling, general and administrative expenses	2,416,501	1,495,127
Net income (loss)	$756,870	$(30,025)

In addition to the expenses noted above, during the first six months of fiscal years 2013 and 2012, the Company incurred costs related to managing the Boston Market brand of $80,000 and $122,000, respectively.

12.	SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through the isssuance date of these financial statements, and concluded no subsequent events occurred that require recognition or disclosure other than the matter noted below.

On May 14, 2013, the Company entered into an agreement to be acquired by Bellisio Foods, Inc.  Under terms of the agreement, which was unanimously approved by the Company's Board of Directors on May 14, 2013, the Company's shareholders will receive $5.00 in cash for each share of common stock.  The transaction is not subject to a financing contingency.  The transaction is subject to approval by the Company's stockholders, receipt of regulatory approvals and other customary closing conditions, and is expected to close in the third calendar quarter of 2013.

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

Despite the continuing challenges of inconsistent consumer demand and an extremely competitive frozen food marketplace, we remained profitable and improved gross margin for our second quarter of fiscal year 2013 which ended March 31, 2013 compared to our second quarter of fiscal year 2012.  We expect revenues to remain strong for fiscal year 2013, due to expanded distribution of our Boston Market products.

As previously discussed, the challenge for us remains to move gross margins back towards historic levels.  As we are implementing a number of previously disclosed measures to improve profitability, we believe we are on our way to achieving our goal as demonstrated by the increase in gross margin to 10.2% for the second quarter of fiscal year 2013, from 9.4% for the second quarter of fiscal year 2012 and from 7.1% for the first quarter of fiscal year 2013.

Net revenues of $47.6 million for the second quarter of fiscal year 2013 reflected a decrease of $2.6 million or 5.2% compared to the second quarter of fiscal year 2012. The foodservice category decreased $3.2 million or 17.9% due primarily to decreased sales to the Panda Restaurant Group of $2.5 million. We believe the decrease in sales to the Panda Restaurant Group is a result of a timing issue and should be recovered in subsequent quarters.  The retail category increased $633,000 due primarily to increased sales of our portion of Boston Market products (sold to numerous retail accounts, including some major national chains) of $3.4 million, partially offset by reduced sales to Jenny Craig, Inc. and Safeway Inc. of $1.2 million and $347,000, respectively. We continue to be optimistic and anticipate further growth in net revenues as we continue to improve sales of the Boston Market brand products, implement new initiatives and benefit from any improvement in the economy.

Gross profit was $4.8 million for the second quarter of fiscal year 2013, compared to $4.7 million for the second quarter of fiscal year 2012.  Gross margin increased to 10.2% for the second quarter of fiscal year 2013, from 9.4% for the second quarter of fiscal year 2012. Increases in gross profit dollars and margin were largely due to more favorable commodity prices and favorable manufacturing variances, which were offset by increased freight and storage expense of $298,000 due primarily to shipments for Boston Market products in the second quarter of fiscal year 2013.  We anticipate continued increased freight and storage expenses as sales volumes for Boston Market products increase and if fuel prices remain at their current levels or increase.

Operating income for the second quarter of fiscal year 2013 was $863,000 (1.8% of net revenues), down $759,000 compared to operating income of $1.6 million (3.2% of net revenues) for the second quarter of fiscal year 2012, due primarily to higher selling, general and administrative (“SG&A”) expenses.  SG&A increased $896,000 to $4.0 million (8.4% of net revenues) for the second quarter of fiscal year 2013, from $3.1 million (6.2% of net revenues) for the second quarter of fiscal year 2012, primarily due to higher brokerage and royalty expenses related to Boston Market products sold of $417,000 and $162,000, respectively.  We expect SG&A expenses to remain at or near the current percentage of net revenues as we increase Boston Market brand sales and incur additional brokerage, selling and royalty expenses.

Net income for the second quarter of fiscal year 2013 was $516,000 (1.1% of net revenues), compared to net income of $974,000 (1.9% of net revenues) for the second quarter of fiscal year 2012, due to lower operating income resulting from the decrease in net revenue and the increase in SG&A expense described above, partially offset by a decrease in income tax expense of $284,000.

For the first six months of fiscal year 2013, net revenues of $97.5 million reflected a 0.2% decrease compared to the first six months of fiscal year 2012.  Retail net revenues decreased $2.0 million primarily due to reduced sales to Jenny Craig, Inc., Safeway Inc. and other retail customers of $4.6 million, $1.3 million and $2.1 million, respectively.  The decreases were partially offset by increased sales of our portion of Boston Market products (sold to numerous accounts, including some major national chains) of $6.0 million.  Foodservice net revenues increased $1.8 million or 5.5% due to increased sales to Panda Restaurant Group of $3.9 million, partially offset by revenue reductions of $2.1 million for other foodservice customers.

Gross profit was $8.4 million for the first six months of fiscal year 2013, compared to $9.4 million for the first six months of fiscal year 2012.  Gross margin decreased to 8.6% for the first six months of fiscal year 2013 compared to gross margin of 9.6% for the first six months of fiscal year 2012.  The decrease in gross profit dollars and margin were due largely to a shift in product mix, less favorable commodity prices and increased freight and storage expense of $559,000.  We anticipate continued increased freight and storage expenses as sales volumes for Boston Market products increase and if fuel prices remain at their current levels or increase

Operating income for the first six months of fiscal year 2013 was $1.4 million (1.4% of net revenues), compared to $3.5 million (3.6% of net revenues) for the first six months of fiscal year 2012, due primarily to lower gross profit dollars of $1.0 million, as described above and increased SG&A expenses.  SG&A expenses for the first six months of fiscal year 2013 increased by $1.0 million to $6.9 million (7.1%) from $5.9 million (6.0%) for the first six months of fiscal year 2012 due primarily to higher brokerage and royalty expenses related to Boston Market products sold of $600,000 and $245,000, respectively, and increased professional fees of $374,000.  These increases were partially offset by a decrease in legal fees of $155,000 due to a reduction in litigation.  We expect SG&A expense to remain at or near the current rate as we incur additional brokerage and selling expenses, including royalty expenses related to the Boston Market brand.

Net income for the first six months of fiscal years 2013 was $847,000 (0.9% of net revenues) compared to $2.1 million (2.1% of net revenues) for the first six months of fiscal years 2012, due to lower operating income partially offset by a decrease in income tax expense of $755,000.

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

Accounts Receivable.  We perform on-going credit evaluations of each customer’s financial condition and generally require no collateral from our customers.  A bankruptcy or other significant financial deterioration of any customer could impact its future ability to satisfy its receivables with us.  Our allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions. We charge off uncollectible accounts at the point in time when no recovery is expected. Bad debt expense and accounts receivable write-offs, net of recoveries, historically have been relatively small, as we generally transact the substantial portion of our business with large, established food or service related businesses.  For the first six months in fiscal years 2013 and 2012, write-offs, net of recoveries, to the allowance for doubtful accounts were minimal.

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

We assess property and equipment for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. We recorded no impairment charges related to long-lived assets during the first six months of fiscal years 2013 and 2012.

Expenditures for maintenance and repairs are charged to expense as incurred.  The cost of materials purchased and labor expended in betterments and major renewals are capitalized.  Costs and related accumulated depreciation of properties sold or otherwise retired are eliminated from the accounts, and gains or losses on disposals are included in operating income.

Goodwill.  We evaluate goodwill at least annually for impairment.  We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data.  As of March 31, 2013, we had goodwill of $12.2 million.  A deterioration of our operating results and the related cash flow effect could decrease the estimated fair value of our business and, thus, cause our goodwill to become impaired and cause us to record a charge against operations in an amount representing the impairment. We recorded no impairment charges related to goodwill during the first six months of fiscal years 2013 and 2012.

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

We account for uncertainty in income taxes based on a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The balance of unrecognized tax benefits was zero as of March 31, 2013 and September 30, 2012.

We recognize interest and penalties as part of income taxes.  No interest and penalties were recognized in the statements of comprehensive income for the first six months of fiscal years 2013 and 2012.

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

Quarter Ended March 31, 2013 Compared to Quarter Ended April 1, 2012

The quarters ended March 31, 2013 and April 1, 2012 were both 13-week periods.

Net Revenues.  Net revenues for the second quarter of fiscal year 2013 decreased $2.6 million (5.2%) to $47.6 million from $50.2 million for the second quarter of fiscal year 2012 due primarily to lower sales volume in our foodservice category.

The retail category increased $633,000 (1.9%) to $32.9 million for the second quarter of fiscal year 2013 from $32.3 million for the second quarter of fiscal year 2012 due primarily to increased sales of our portion of Boston Market products (sold to numerous retail accounts, including some major national chains) of $3.4 million, partially offset by reduced sales to Jenny Craig, Inc., Safeway Inc. and other retail accounts of $1.2 million, and $347,000 and $1.2 million, respectively.

   Foodservice net revenues decreased $3.2 million (17.9%) to $14.7 million for the second quarter of fiscal year 2013 from $17.9 million for the second quarter of fiscal year 2012 due primarily to decreased sales to Panda Restaurant Group of $2.5 million.  We believe the decrease in sales to the Panda Restaurant Group is a result of a timing issue and should be recovered in subsequent quarters.

Gross Profit. Gross profit was $4.8 million for the second quarter of fiscal year 2013, compared to $4.7 million for the second quarter of fiscal year 2012.  Gross margin increased to 10.2% for the second quarter of fiscal year 2013, from 9.4% for the second quarter of fiscal year 2012, largely due to more favorable commodity prices and favorable manufacturing variances offset by increased freight and storage expense of $298,000 due primarily to shipments for Boston Market products in the second quarter of fiscal year 2013.  We anticipate continued increased freight and storage expenses as sales volumes for Boston Market products increase and if fuel prices remain at their current levels or increase.

Selling, General and Administrative Expenses.  SG&A increased $896,000 to $4.0 million (8.4% of net revenues) for the second quarter of fiscal year 2013, from $3.1 million (6.2% of net revenues) for the second quarter of fiscal year 2012, primarily due to higher brokerage and royalty expenses related to Boston Market products sold of $417,000 and $162,000, respectively.  We expect SG&A expenses to remain at or near the current percentage of net revenues as we increase Boston Market brand sales and incur additional brokerage, selling and royalty expenses.

Operating Income.  Operating income for the second quarter of fiscal year 2013 was $863,000 (1.8% of net revenues), down $759,000 compared to operating income of $1.6 million (3.2% of net revenues) for the second quarter of fiscal year 2012, due primarily to higher SG&A expenses.

Total Interest Expense.  Total interest expense for the second quarter of fiscal year 2013 was $62,000, compared to $78,000 for the second quarter of fiscal year 2012, as a result of a lower outstanding principal balance under our Bank of America facility during the period.

Income Taxes. Income tax expense was $286,000 for the second quarter of fiscal year 2013, compared to $570,000 for the second quarter of fiscal year 2012.  The difference was a result of income before income taxes decreasing $743,000 to $802,000 for the second quarter of fiscal year 2013 from $1.5 million for the second quarter of fiscal year 2012.  The effective tax rate was 35.6% for the second quarter of fiscal year 2013 compared to an effective tax rate of 36.9% for the second quarter of fiscal year 2012.

Net Income. Net income for the second quarter of fiscal year 2013 was $516,000 or $ 0.03 per basic and diluted share, compared to net income of $974,000 or $ 0.06 per basic and diluted share, for the second quarter of fiscal year 2012 due to lower operating income, partially offset by a decrease in income tax expense of $284,000.

Six Months Ended March 31, 2013 Compared to Six Months Ended April 1, 2012

The six month periods ended March 31, 2013 and April 1, 2012 were both 26 week periods.

Net Revenues.   Net revenues decreased $241,000 (0.2%) to $97.5 million for the first six months of fiscal year 2013 from $97.7 million for the first six months of fiscal year 2012 due to a decrease in retail net revenues, partially offset by an increase in foodservice net revenues.

Retail net revenues decreased $2.0 million (3.1%) to $62.8 million for the first six months of fiscal year 2013 from $64.8 million for the first six months of fiscal year 2012.  The decrease in retail net revenues was primarily due to reduced sales to Jenny Craig, Inc., Safeway Inc. and other retail customers of $4.6 million, $1.3 million and $2.1 million, respectively.  The decreases were partially offset by increased sales of our portion of Boston Market products (sold to numerous accounts, including some major national chains) of $6.0 million.

Foodservice net revenues increased $1.8 million (5.5%) to $34.7 million for the first six months of fiscal year 2013 from $32.9 million for the first six months of fiscal year 2012.  The increase was attributable primarily to increased sales volume to Panda Restaurant Group of $3.9 million, partially offset by revenue reductions of $2.1 million for other foodservice customers.

Gross Profit.  Gross profit was $8.4 million for the first six months of fiscal year 2013, compared to $9.4 million for the first six months of fiscal year 2012.  Gross margin decreased to 8.6% for the first six months of fiscal year 2013 compared to gross margin of 9.6% for the first six months of fiscal year 2012.  The decrease in gross profit dollars and margin were due largely to a shift in product mix, less favorable commodity prices and increased freight and storage expense of $559,000.  We anticipate continued increased freight and storage expenses as sales volumes for Boston Market products increase and if fuel prices remain at their current levels or increase.

Selling, General and Administrative Expenses. SG&A expenses for the first six months of fiscal year 2013 increased by $1.0 million to $6.9 million (7.1%) from $5.9 million (6.0%) for the first six months of fiscal year 2012 due primarily to higher brokerage and royalty expenses related to Boston Market products sold of $600,000 and $245,000, respectively, and increased professional fees of $374,000.  These increases were partially offset by a decrease in legal fees of $155,000 due to a reduction in litigation.  We expect SG&A expense to remain at or near the current rate as we incur additional brokerage and selling expenses, including royalty expenses related to the Boston Market brand.

Operating Income.  Operating income for the first six months of fiscal year 2013 was $1.4 million (1.4% of net revenues), compared to $3.5 million (3.6% of net revenues) for the first six months of fiscal year 2012, due primarily to lower gross profit dollars and increased SG&A expenses.

Total Interest Expense.  Total interest expense for the first six months of fiscal year 2013 was $124,000, compared to $174,000 for the first six months of fiscal year 2012, as a result of a lower outstanding principal balance under our Bank of America facility during the period.

Income Tax Provision.  Income tax expense was $469,000 for the first six months of fiscal year 2013, compared to $1.2 million for the first six months of fiscal year 2012.  The difference was a result of income before income taxes decreasing $2.0 million to $1.3 million from $3.3 million for the first six months of fiscal year 2012.    The effective tax rates were 35.6% for the first six months of fiscal year 2013 and 36.9% for the first six months of fiscal year 2012.

Net Income. Net income for the first six months of fiscal year 2013 was $847,000 or $0.05 per basic and diluted share compared to $2.1 million or $0.13 per basic and diluted share for the first six months of fiscal year 2012 due to lower operating income partially offset by a decrease in income tax expense of $755,000.

Liquidity and Capital Resources

During the first six months of fiscal year 2013, our operating activities provided cash of $2.0 million versus a use of cash of $1.1 million for the first six months of fiscal year 2012.  Cash generated from operations before working capital changes for the first six months of fiscal year 2013 was $2.6 million.  Cash used in changes in working capital was $596,000 during the first six months of fiscal year 2013 and resulted from increases in accounts receivable and prepaid and other expenses of $801,000 and $13,000, respectively, as well as decreases in accounts payable and accrued liabilities of $1.8 million and $68,000, respectively.  These were partially offset by a decrease in inventory of $2.0 million.  As of March 31, 2013, we had working capital of $22.6 million compared to working capital of $20.9 million at fiscal year end 2012.  The increase in working capital was due primarily to a decrease in accounts payable.  We were able to fund our operations in the first six months of fiscal year 2013 internally without increasing our external debt.

During the first six months of fiscal year 2013, our investing activities, consisting primarily of capital expenditures, resulted in a net use of cash of approximately $896,000, compared to a net use of cash of approximately $247,000 during the first six months of fiscal year 2012.  The property and equipment additions were made to accommodate additional business opportunities, meet anticipated growth and improve operating efficiency.

During the first six months of fiscal year 2013, we had no financing activities compared to a use of cash of $2.5 million during the first six months of fiscal year 2012.  The use of cash during the first six months of fiscal year 2012 was primarily due to $2.5 million in voluntary payments made on our revolving credit facility.

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

As of March 31, 2013, there was $6.7 million outstanding under the Bank of America facility with an applicable interest rate of 2.0%.  In addition, we will pay an unused fee equal to 0.25% per annum.  For the first six months of fiscal years 2013 and 2012, we incurred $96,000 and $133,000, respectively, in interest expense, excluding amortization of deferred financing costs.  As of March 31, 2013, we had $23.3 million available to borrow under the new credit facility, subject to certain covenant requirements.  Our outstanding obligations under the facility will be due and payable upon maturity in September 2013.  We intend to refinance the Bank of America facility prior to maturity.

The Bank of America facility contains covenants whereby, among other things, we are required to maintain compliance with agreed levels of fixed charge coverage and total leverage.  The facility also contains customary restrictions on incurring indebtedness and liens, making investments and paying dividends.

As of March 31, 2013, we were in compliance with all covenant requirements of the Bank of America facility.  Going forward, if we are unable to maintain compliance with the covenant requirements due to the deterioration of economic conditions, it could result in interest rate increases and acceleration of maturity of the loan, which could adversely affect our financial condition, results of operations or cash flows.

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

Following is a summary of our contractual obligations at March 31, 2013:

	Payments Due By Period
CONTRACTUAL OBLIGATIONS	Total	Remainder of Fiscal Year 2013	2-3 Years	4-5 Years	More than 5 Years

Debt maturities	$6,742,647	$6,742,647	$-	$-	$-
Interest Expense(1)	93,357	93,357	-	-	-
Operating lease obligations(2)	5,031,697	1,269,888	2,618,875	1,142,934	-
Other Contractual obligations	927,878	265,108	662,770	-	-
Open purchase orders	18,253,776	13,835,743	4,418,033	-	-
Total contractual obligations	$31,049,355	$22,206,743	$7,699,678	$1,142,934	$-

(1)	Assumes only mandatory principal pay-down and the use of LIBOR as of March 31, 2013 on the Bank of America debt.
(2)	Includes real estate leases.

The above table outlines our contractual obligations as of March 31, 2013 and does not reflect the changes in such obligations that occurred after that date. There have been no material changes to our contractual obligations as of the date of this report.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2013, that the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) are effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2013, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings are included in Note 8 “Contingencies – Legal Proceedings” to the financial statements contained in Part I, Item 1 of this report.

Item 6.	Exhibits

Exhibit Number	Description

31.1**	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INSw	XBRL Instance Document
101.SCHw	XBRL Taxonomy Extension Schema Document
101.CALw	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEFw	XBRL Taxonomy Extension Definition Linkbase Document
101.LABw	XBRL Taxonomy Extension Label Linkbase Document
101.PREw	XBRL Taxonomy Extension Presentation Linkbase Document

**	Filed herewith.
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

OVERHILL FARMS, INC.
(Registrant)

Date: May 15, 2013	By:	/s/ James Rudis
James Rudis
Chief Executive Officer
(principal executive officer)

Date: May 15, 2013	By:	/s/ Robert C. Bruning
Robert C. Bruning
Chief Financial Officer
(principal financial officer)